Form 10QSB
period 1995-12-31
CLASSIC RESTAURANTS INTERNATIONAL INC /CO/
filed 1996-07-03
CIK 861058

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ____ TO ____


                        Commission file number 33-33556-D

                     CLASSIC RESTAURANTS INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


        COLORADO                                                 84-1122431
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

     3091 GOVERNORS LAKE DRIVE, BUILDING 100, SUITE 500, NORCROSS, GA 30071
                    (Address of principal executive offices)

                                 (770) 729-9010
                           (Issuer's telephone number)

                                 NOT APPLICABLE
                        (Former name, former address and
               former fiscal year, if changed since last report)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|_| No|X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             8,117,042 SHARES OF CLASS A COMMON STOCK, NO PAR VALUE
              300,000 SHARES OF CLASS B COMMON STOCK, NO PAR VALUE
                              AS OF MARCH 31, 1996

Transitional Small Business Disclosure Format (Check one):   Yes|_|   No|X|

Exhibit Index on page 11                                      Page 1 of 12 pages

                          CASINOS INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                   December 31,      June 30,
                                                      1995            1995
                                                   (UNAUDITED)      (AUDITED)
                                                   -----------      ---------
                                     ASSETS
                                     ------
CURRENT ASSETS:

  Cash and cash equivalents                         $  2,929         $  3,160
  Accounts receivable                                  3,142           29,227
  Due from affiliate                                 402,158              -
  Other current assets                                35,317              -
                                                     -------           ------
    Total current assets                             443,546           32,387
                                                    --------          -------

PROPERTY & EQUIPMENT:

  Hotel & Improvements                             3,632,250        3,371,907
  Furniture & Equipment                              403,278          398,036
  Land                                               289,938          289,938
                                                    --------         --------
    Total property & equipment                     4,325,466        4,059,881

  Less accumulated depreciation                     (128,152)        (63,550)
                                                   ---------         --------
                                                   4,197,314        3,996,331
                                                   ---------        ---------

OTHER ASSETS:

  Advances receivable                                327,507           80,000
  Organization costs, net of accumulated
  amortization of $1,641 and $1,004                    5,734            5,715
                                                    --------         --------
                                                     333,241           85,715
                                                    --------         --------

TOTAL ASSETS                                      $4,974,101       $4,114,433
                                                   =========        =========











      The accompanying notes are an integral part of these balance sheets.

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                                     December 31,    June 30,
                                                         1995          1995
                                                     (UNAUDITED)    (AUDITED)
                                                     -----------    ---------
CURRENT LIABILITIES:

  Accounts payable                                   $  56,490      $  39,517
  Accrued expenses                                      27,567         20,775
  Mortgage note payable, current portion               400,000        275,629
                                                      --------       --------
    Total current liabilities                          484,057        335,921
                                                      --------       --------

NON-CURRENT LIABILITIES:

  Mortgage note payable, net of current portion      2,456,800      2,716,301
  Stockholder payable                                1,567,389        534,865
  Prepayments & deposits                                37,500           -
                                                     ---------      ---------
                                                     4,061,689      3,251,166
                                                     ---------      ---------

STOCKHOLDERS' EQUITY:

  Preferred stock:
    (no par value; 100,000,000 shares
    authorized; no shares issued or outstanding)          -              -
  Common stock:
    Class A, (no par value; 1,800,000,000 shares
    authorized; 8,117,042 shares issued and
    outstanding)                                       979,464        749,464
  Common Stock:
    Class B, (no par value; 200,000,000 shares
    authorized; 300,000 shares issued and
    outstanding)                                           200            200
  Accumulated deficit                                 (551,309)      (222,318)
                                                     ---------      ---------
                                                       428,355        527,346
                                                     ---------      ---------
TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY                            $4,974,101     $4,114,433
                                                     =========      =========












      The accompanying notes are an integral part of these balance sheets.

                           CASINOS INTERNATIONAL, INC.
                          CONSOLIDATED INCOME STATEMENT


                                          Three Months Ended   Six Months Ended
                                               December 31,       December 31,
                                                   1995              1995
                                               (UNAUDITED)        (UNAUDITED)
                                               -----------        -----------
REVENUES:

  Rental income                                 $  90,393         $  231,868
  Other                                            23,282             45,782
                                                 --------           --------
    Total revenue                                 113,675            277,650
                                                 --------           --------

EXPENSES:

  Operating                                       154,876            314,363
  General and administrative                       14,470             98,147
  Depreciation & amortization                      32,938             65,239
                                                 --------           --------
    Total expenses                                202,284            477,749
                                                 --------           --------

LOSS FROM OPERATIONS                              (88,609)          (200,099)
                                                 --------          ----------

OTHER INCOME (EXPENSE):

  Interest expense                                (60,000)          (122,549)
                                                 --------          ---------

NET LOSS                                      $  (148,609)       $  (322,648)
                                                ==========         ==========


















         The accompanying notes are an integral part of this statement.

                           CASINOS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                              Six Months Ended
                                                                 December 31,
                                                                     1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $ (322,648)
                                                                   ---------
  Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities -
    Depreciation expense                                              65,239
    Net changes in assets and liabilities -
     Decrease in trade accounts receivable                            26,085
     Increase in accounts payable                                     16,973
     Increase in accrued expenses                                      6,792
     Increase in prepayments & deposits                                2,183
                                                                   ---------
       Total adjustments                                             117,272
       Net cash used in operating activities                        (205,376)
                                                                    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances to affiliates                                           (247,507)
   Stockholder receivable                                           (402,158)
   Organization costs                                                   (656)
   Capital expenditures                                             (265,585)
                                                                   ---------
     Net cash used in investing activities                          (915,906)
                                                                   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Receipt of stock subscription                                     230,000
   Proceeds from related party transaction                         1,026,181
   Repayment of long-term debt                                      (135,130)
                                                                   ---------
     Net cash provided by financing activities                     1,121,051
                                                                   ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (231)

CASH AND CASH EQUIVALENTS, beginning of period                         3,160
                                                                   ---------

CASH AND CASH EQUIVALENTS, end of period                         $     2,929
                                                                   ---------








         The accompanying notes are an integral part of this statement.

                           CASINOS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited financial statements do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of Casinos International, Inc. (the "Company"), the financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1995, and the results of operations and changes in cash flows for the period then ended.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION COSTS - Organization costs include professional fees relating to incorporating and organizing the Company. These costs will be amortized over a five-year period.

         INCOME TAXES - Income taxes are computed based upon the provisions of SFAS 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax effects attributed to temporary differences between book and tax bases of assets and liabilities and for carryforward items. The measurement of current and deferred tax liabilities and assets is based upon enacted tax law. Deferred tax assets are reduced by a valuation allowance for the amount of tax benefits that are not expected to be realized.

         FIXED ASSETS - Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. Depreciation is calculated using the straight-line method over the estimated useful lives of the depreciable asset ranging from five to thirty-nine years.

         NET INCOME (LOSS) PER SHARE OF CLASS A AND CLASS B COMMON STOCK - Net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of shares of common stock outstanding during the period. Class A and Class B Common Stock is considered outstanding upon issuance of the certificates by the stock transfer agent. Common equivalent shares from stock warrants were excluded from the computation because their effect is antidilutive for the period presented.

         ISSUE AND AGREEMENT TO SUBSCRIBE FOR CLASS A COMMON STOCK - The Company issued 180,000 shares of Class A Common Stock to a purchaser under an agreement to sell stock at $2.67 per share. The purchaser has until September 30, 1997 to complete the purchase at this price.

         CONSOLIDATION - As of December 31, 1995, the Company had one wholly-owned subsidiary Great American Casinos, Inc. ("GACI"). The accompanying balance sheets, statements of operations and cash flows include the accounts of the Company and GACI.

                           CASINOS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995
                                   (UNAUDITED)

3.       LOANS FROM GREAT AMERICAN RESORTS, INC.

         During the period from July 1, 1995 to December 31, 1995, the Company received additional loans from Great American Resorts, Inc. ("GARI") increasing the amounts due to $1,567,389. The loan was not evidenced by a promissory note owing to the controlling stockholder position held by GARI. This amount reflected investment by the Company of funds in the ownership of GACI except for $57,127 which was loaned to GACI on a temporary basis. GACI holds the Company's interest in the Cheers Hotel and Casino in Reno, Nevada, which was previously acquired in January 1995 and has been under renovation since July 1995.

4.       IRISH LAND PURCHASE

         On August 21, 1994, the Company entered into a contract to purchase two tracts of land in Ireland from Caragh Holdings Limited ("Caragh") which the Company intended to develop into a resort. The contract provided that one tract of land would be purchased on or before December 31, 1994 for 27,500 Irish Pounds ($44,005 as of December 31, 1995) and 180,000 shares of Class A Common Stock (post-split), and the other tract of land would be purchased on or before December 31, 1996 for 150,000 Irish Pounds ($240,030 as of December 31, 1995) and 820,000 shares of Class A Common Stock (post-split). As an earnest deposit, the Company issued all of the stock to the seller, but the seller was prohibited from selling the stock until the Company completed its purchase of the tract of land to which the stock related. In the event a tract of land is not purchased, the seller was obligated to return the stock to the Company, less 15,000 shares as liquidated damages in the event the closing did not occur due to a default by the Company.

         In October 1994, the Company completed its purchase of the first tract of land under the contract. Thereafter, the Company assigned its rights in the first tract to GARI for $384,877, which consisted of purchase price paid by the Company for the tract plus $50,077 to the Company as reimbursement for the expense and management time incurred to purchase the tract. In July 1995, the Company entered into a subsequent agreement with Caragh terminating the contract on the second parcel of land. Under this agreement, Caragh returned 1,080,000 of the 1,230,000 shares of stock which had been previously issued. The remaining 180,000 shares were subject to an agreement by Caragh to pay $2.67 per share at any time until September 30, 1997.

5.       THE CHEERS HOTEL/CASINO

         On January 20, 1995, the Company, through a wholly-owned subsidiary, purchased the Cheers Hotel and Casino (the "Cheers Hotel") in Reno, Nevada.

         The Cheers Hotel is a ten story, 113 room hotel, with a casino, cabaret, restaurant and bar facilities, which is located in the downtown section of Reno, Nevada. The purchase price of the Cheers Hotel was $3,750,000 plus closing costs and prorations. The Cheers Hotel was purchased from Baylocq Nevada Corp., which is not affiliated with the Company.

                           CASINOS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995
                                   (UNAUDITED)

         A portion of the purchase price was paid by the assumption of an existing first mortgage held by American Federal Savings Bank against the Cheers Hotel in the amount of $1,919,804. In addition, a $25,000 assumption fee was paid to American Federal. The note to American Federal, as modified in connection with the assumption, bears interest at the rate of 9% per annum until October 31, 1996. Beginning November 1, 1996, the interest rate will be adjusted annually to a rate which is one and one-half percent (1.5%) over the prime rate, subject to a floor of 9% per annum. The note is payable initially in monthly installments of principal and interest in the amount of $15,834. The monthly installments will be adjusted any time the interest rate is adjusted to provide for monthly payments sufficient to repay the balance of the note over thirty years from the initial date of the note (December 1, 1988). The entire balance of the principal and interest on the note is due and payable on December 1, 2008. The balance due on this note on December 31, 1995 was approximately $1,930,000.

         The remainder of the purchase price was paid $750,000 in cash and by executing a note payable to the seller in the amount of $1,055,196. The note to the seller is secured by a second mortgage on the Cheers Hotel. The note bears interest at the rate of 7% per annum until October 31, 1999. Beginning on November 1, 1999, the note will bear interest at the rate of 2% over the rate set forth in the most recent publication of the Federal Home Loan Bank of San Francisco Monthly Weighted Average Cost of Funds Index for Eleventh District Savings Institutions, subject to a floor of 3% per annum and a ceiling of 11% per annum. The note provides for monthly payments of principal and interest sufficient to repay the entire principal of the note over 30 years from the date of the note. In addition, the note provides for principal payments in the amount of $125,000 on August 1, 1995, and February 1, 1996. Subsequent to each principal reduction payment, the monthly installments will be recalculated to an amount sufficient to repay the remaining balance of the note over 30 years from the date of the note. The Company paid the required $125,000 plus interest of $7,020 on August 1, 1995 and reduced the principal to $926,000 at December 31, 1995.

         Contemporaneous with the purchase of the Cheers Hotel, the Company entered into a lease agreement with the seller under which the seller leased approximately 7,600 square feet of space in the Cheers Hotel for two years for lease payments of $15,000 per month. The parties agreed to modify the lease reducing the rent to $7,500 per month on July 1, 1995 and the seller was required to stop using the second level of the lease eliminating the cabaret. The seller is using the leased space to operate a casino. In addition, the Company is obligated to provide the seller with two offices at the Cheers Hotel to be utilized as a "count" room and office. Both the lease agreement and the note between the Company and the seller provide a right of offset in the event either does not make a payment to the other under the respective agreements.

         The Company entered into a management agreement with Cornerstone Management, Inc. to manage the Cheers Hotel. The management agreement was to expire on January 1, 2000, but was to be terminated by the Company on September 29, 1995, for cause. The Company has since retained its own management. Prior negative operating results were considered due to inadequate marketing by Cornerstone, inadequate collections and a number of rooms being out of service and in need of

                           CASINOS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995
                                   (UNAUDITED)

renovations. The low quality of the market segment served by the existing casino operator was believed responsible in some part for the negative operating results of the hotel.

6.       CLASSIC MERGER AND SPIN-OFF

         On June 30, 1995 the Company entered into an Agreement and Plan of Share Exchange, as amended on September 6, 1995 and December 22, 1995, with Classic Restaurants International, Inc. ("CRI"). providing that the Company acquire all the issued and outstanding common stock of Classic by issuing one share of its Class A Common Stock for each share of Class A Common Stock and Class A Preferred Stock of CRI, and one share of its Class B Common stock for each share of CRI Class B Common Stock. The Company has also agreed with GARI to convey all the Company's present interest in GACI, which owns the Cheers Hotel, in exchange for the return of all of the Common Stock held by GARI, the cancellation of all intercompany indebtedness, and a mutual release of liability. In addition, two directors of the Company -- Dr. Edward L. Bates and
M. James Herbic -- agreed to return any shares of Company stock for cancellation as part of the transaction. This transaction was completed upon the close of business on January 31, 1996. As part of the transaction, the Company changed its name to Classic Restaurants International, Inc.

7.       RAMADA INN FRANCHISE

         On March 1, 1996, GACI became a Ramada Inn franchisee and the hotel became part of the Ramada Inn national reservation system. In the Fall of 1995, the Company began renovating the hotel. Under Phase I of the renovation plan, the Company has upgraded the guest rooms with new carpet, wallpaper, painting, draperies, bath hardware and refurbishment of many tubs and tiling. Under Phase II of the renovation plan, which is projected to begin in June 1996, the Company intends to completely remove the existing exterior of the hotel and replace it with a stucco treatment, new outside lighting, renovation of the pool area and new Las Vegas-style signage. The operating results of the hotel have improved significantly since the hotel became part of the Ramada Inn franchise network.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

See Note 6 of Notes to Financial Statements regarding the Share Exchange with Classic Restaurants International, Inc. The "Company" in this discussion refers to the entity formerly known as Casinos International, Inc. and its wholly-owned subsidiary, Great American Casinos, Inc.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at December 31, 1995 was a deficit of $40,511, as compared to a deficit of $303,534 at June 30, 1995. The significant increase in working capital was attributable to an increase in amounts due from affiliate in the amount of $402,158. During the period ended December 31, 1995, the Company remained dependent on loans from its majority shareholder, Great American Resorts, Inc.

RESULTS OF OPERATIONS

The Company acquired the Cheers Hotel and Casino on January 20, 1995, and therefore the quarter ended March 31, 1995 constituted the first quarter in which the Company conducted active operations. During the six months ended December 31, 1995, the Company had revenues of $277,650, and incurred a loss from operations of $200,099 and a net loss of $322,648. Former management of the Company expected that the hotel would continue to incur losses in the near future.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES.

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

REGULATION                                                        SEQUENTIAL
S-B NUMBER                    EXHIBIT                            PAGE NUMBER
   27                  Financial Data Schedule                        12

         (b) The Company filed no reports on Form 8-K during the quarter ended December 31, 1995.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CLASSIC RESTAURANTS INTERNATIONAL, INC.



Date: July 1, 1996                       By:/S/ CAROLINE P. ANDERSON
                                            ------------------------
                                                 Caroline P. Anderson,
                                                 Executive Vice President and
                                                 Chief Financial Officer