Form 10QSB
period 1996-03-31
CLASSIC RESTAURANTS INTERNATIONAL INC /CO/
filed 1996-07-03
CIK 861058

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ____ TO ____


                       Commission file number 033-33556-D

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

             3,059,632 SHARES OF CLASS A COMMON STOCK, NO PAR VALUE
              200,000 SHARES OF CLASS B COMMON STOCK, NO PAR VALUE
                              AS OF MARCH 31, 1996

Transitional Small Business Disclosure Format (Check one):   Yes|_|   No|X|

Exhibit Index on page 10                                     Page 1 of 11 pages

                     CLASSIC RESTAURANTS INTERNATIONAL, INC.
                                 BALANCE SHEETS
                                     ASSETS
                                     ------
                                                     March 31,      June 30,
                                                       1996           1995
                                                    (UNAUDITED)     (AUDITED)
                                                    -----------     ---------
CURRENT ASSETS:
   Cash and cash equivalents                        $  58,367       $  3,160
   Accounts receivable                                 31,258         29,227
   Inventory                                           14,583            -
   Prepaid and other current assets (Note 2)           62,491            -
                                                      -------         ------
     Total current assets                             166,699         32,387
                                                     --------        -------

PROPERTY AND EQUIPMENT:
   Furniture and equipment                            276,662        398,036
   Leasehold improvements                             519,946           -
   Vehicles                                             6,228           -
   Hotel and improvements                                -         3,371,907
   Land                                                  -           289,938
                                                    ---------      ---------
     Total property and equipment                     802,836      4,059,881
   Accumulated depreciation                          (290,263)       (63,550)
                                                    ---------       --------
                                                      512,573      3,996,331
                                                     --------      ---------
OTHER ASSETS:
   Deposits                                            42,598           -
   Advances receivable                                   -            80,000
   Organization costs, net of accumulated
    amortization of $6,667 and $1,004                  23,333          5,715
                                                      -------         ------
                                                       65,931         85,715
                                                      -------        -------

TOTAL ASSETS                                        $ 745,203     $4,114,433
                                                     ========      =========














      The accompanying notes are an integral part of these balance sheets.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                     March 31,     June 30,
                                                       1996          1995
                                                   (UNAUDITED)     (AUDITED)
                                                   -----------     ---------
CURRENT LIABILITIES:
   Accounts payable                                 $  133,462      $  39,517
   Accrued expenses                                     50,002         20,775
   Taxes payable                                       165,724           -
   Mortgage note payable, current portion                 -           275,629
   Other current liabilities (Note 3)                  114,827           -
                                                      --------       --------
     Total current liabilities                         464,015        335,921
                                                      --------       --------

NON CURRENT LIABILITIES:
   Notes payable - affiliates                          465,187        534,865
   Mortgage note payable, net of current
   portion                                                -         2,716,301
                                                      --------      ---------
     Total non current liabilities                     465,187      3,251,166
                                                      --------      ---------

CONTINGENCIES:

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock:
   Class A, (no par value; 6,000,000 &
   1,800,000,000 shares authorized at
   March 31, 1996 and June 30, 1995,
   respectively; 3,059,632 & 8,117,042
   shares issued and outstanding at
   March 31, 1996 and June 30, 1995,
   respectively)                                     2,355,094        749,464
Common stock:
   Class B, (no par value;  1,000,000 &
   200,000,000 shares authorized at
   March 31, 1996 and June 30, 1995,
   respectively; 200,000 & 300,000
   shares issued and outstanding at
   March 31, 1996 and June 30, 1995,
   respectively)                                           200            200
   Accumulated deficit                              (2,539,293)      (222,318)
                                                    ----------      ---------
     Total stockholders' equity (deficit)             (183,999)       527,346
                                                    ----------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                $   745,203    $ 4,114,433
                                                    ==========     ==========










      The accompanying notes are an integral part of these balance sheets.

                     CLASSIC RESTAURANTS INTERNATIONAL, INC.
                                INCOME STATEMENTS

                                                For the three    For the nine
                                                 months ended    months ended
                                                   March 31,       March 31,
                                                     1996            1996
                                                  (UNAUDITED)     (UNAUDITED)
                                                  -----------     -----------

SALES                                              $ 875,500     $ 1,153,150
                                                    --------       ---------
   Total Sales                                       875,500       1,153,150
                                                    --------       ---------


EXPENSES:

   Operating and maintenance                         568,353         882,716
   General and administrative                        253,126         351,273
   Interest expense                                    1,890         124,439
   Depreciation and amortization                      35,573         100,812
                                                    --------        --------
     Total Expenses                                  858,942       1,459,240
                                                    --------       ---------

NET INCOME (LOSS)                               $     16,558      $ (306,090)
                                                    ========       =========
























        The accompanying notes are an integral part of these statements.

                     CLASSIC RESTAURANTS INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                                            Nine Months Ended
                                                                 March 31,
                                                                   1996
                                                                ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $   (306,090)
   Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities -
     Depreciation and amortization                                   100,812
     Net changes in assets and liabilities -
       Increase in trade accounts receivable                           1,709
       Decrease in inventory                                           1,388
       Increase in prepaid expenses                                  (42,175)
       Decrease in bank overdrafts                                   (35,035)
       Decrease in trade accounts payable                           (125,228)
       Decrease in accrued expenses                                 (253,193)
       Increase in other current liabilities                         203,374
         Total adjustments                                          (148,348)
                                                                   ----------
         Net cash used in operating activities                      (454,438)
                                                                   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Advance to stockholder                                           (402,158)
   Advances to affiliates                                           (195,772)
   Capital expenditures                                             (273,794)
   Organization costs                                                   (656)
                                                                    --------
     Net cash used in investing activities                          (872,380)
                                                                   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of long-term debt                                        (111,398)
   Proceeds from related party                                     1,018,514
   Receipt of stock subscription                                     230,000
   Refund of deposits                                                (31,591)
   Proceeds from stock issuance                                      276,500
                                                                  ----------
     Net cash used in financing activities                         1,382,025
                                                                  ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             55,207

CASH AND CASH EQUIVALENTS, beginning of period                         3,160
                                                                  ----------

CASH AND CASH EQUIVALENTS, end of period                         $    58,367
                                                                  ==========




         The accompanying notes are an integral part of this statement.

                     CLASSIC RESTAURANTS INTERNATIONAL, INC.
                       STATEMENT OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                            Nine Months Ended
                                                                 March 31,
                                                                   1996
Supplemental disclosure of noncash investing
   and financing activities
     (See Note 1 for Share Exchange transactions)             $      -

Supplemental disclosure of cash flow information
   Cash paid during the year for:
     Interest                                                     124,439
     Income Taxes                                                    -






























         The accompanying notes are an integral part of this statement.

                     CLASSIC RESTAURANTS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         Effective upon the close of business January 31, 1996, the Company acquired (the "Share Exchange") all of the issued and outstanding capital stock of Classic Restaurants International, Inc., a Florida corporation ("Classic-Florida"), in exchange for 2,520,665 restricted shares of the Company's Class A Common Stock and 200,000 restricted shares of the Company's Class B Common Stock. Classic-Florida now operates as a wholly-owned subsidiary of the Company.

         Simultaneous with the effectiveness of the Share Exchange, the Company transferred all of the issued and outstanding shares of common stock of Great American Casinos, Inc., a Nevada corporation, to Great American Resorts, Inc. ("Great American"). Great American Casinos, Inc. was a wholly-owned subsidiary of the Company. The sole asset of Great American Casinos, Inc. is the Cheers hotel and Casino in Reno, Nevada. The Company's common stock interest in Great American Casinos, Inc. constituted substantially all of its assets. The consideration for the transfer of the common stock of Great American Casinos, Inc. to Great American was (1) the return for cancellation by Great American and by former officers of the Company of all of their stock in the Company, which consisted of 7,578,075 shares of Class A Common Stock and 300,000 shares of Class B Common Stock; (2) the cancellation of any indebtedness owed by the Company to Great American, which was approximately $1,567,389 as of December 31, 1995; and (3) the mutual release of any claims between Great American and the Company.

         After the transfer of stock and assets described above and the Share Exchange (giving effect to the exercise of dissenters' rights), Classic-Florida's former shareholders and the Company's existing shareholders own 2,520,665 shares (82.4%) and 538,967 shares (17.6%) of the Company's outstanding Class A Common Stock, respectively, and Classic-Florida's former shareholder owns 200,000 shares (100%) of the Company's outstanding Class B Common Stock. Accordingly, 3,059,632 shares of the Company's Class A Common
Stock and 200,000 shares of the Company's Class B Common Stock are now outstanding.
         The transaction has been accounted for as a recapitalization of Classic-Florida. This method is similar to accounting for a reverse acquisition , and accordingly, the financial statements presented prior to the date of the Share Exchange are those of Classic-Florida. No adjustment of assets of either company to "fair value" has been made. The statements of operations for the three and nine months ended March 31,1996 include the results of operations of the Company for the three and nine months then ended, and the results of Classic-Florida from January 31, 1996 (the date of the Share Exchange) through March 31, 1996.

         Financial statements for the three and nine months ended March 31, 1995 are not available without placing an unreasonable burden on Classic-Florida.

                     CLASSIC RESTAURANTS INTERNATIONAL, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1996
                                   (UNAUDITED)


         The accompanying unaudited financial statements have not been examined by independent public accountants and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of the Company, the financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1996, and the results of operations and changes in cash flows for the nine months then ended. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

2.       PREPAID AND OTHER CURRENT ASSETS

         Prepaid and other current assets consist
         of the following:
                                                            March 31,
                                                              1996
                                                            --------
         Prepaid expenses and advances                     $   27,128
         Due to/from related parties                           27,306
         Other                                                  8,057
                                                             --------
                                                           $   62,491
                                                             ========

3.       OTHER CURRENT LIABILITIES

         Other current liabilities consist
         of the following:
                                                            March 31,
                                                              1996
                                                            --------
         Deferred rent                                     $   36,002
         Deferred revenue                                      22,857
         Unremitted sales and liquor tax                       29,551
         Other                                                 26,417
                                                               ------
                                                           $  114,827
                                                            =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

See Note 1 of Notes to Financial Statements regarding the Share Exchange.

LIQUIDITY AND CAPITAL RESOURCES

The balance sheet of the Company at March 31, 1996 differs significantly from the balance at June 30, 1995 due to the Share Exchange. The balance sheet at March 31, 1996 is that of Classic-Florida, while the balance sheet at June 30, 1995 was that of what was formerly known as Casinos International, Inc.
and its wholly-owned subsidiary, Great American Casinos, Inc.

At March 31, 1996 and June 30, 1995, the Company had working capital of $(297,316) and $(303,534), respectively.

The Company is currently dependent upon advances from an affiliate of the Company and proceeds from the sale of stock to meet all of its cash needs.

RESULTS OF OPERATIONS

The income statements for the three and nine months ended March 31, 1996 are not comparable. The income statement for the three-month period reflects the Company's dinner theater business in Florida, while the income statement for the nine-month period is comprised of the operations of what was formerly known as Casinos International, Inc. and its wholly-owned subsidiary through December 31, 1995 plus the three-month period.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

REGULATION                                                        SEQUENTIAL
S-B NUMBER                     EXHIBIT                            PAGE NUMBER
27                     Financial Data Schedule                        11

         (b) Reports on Form 8-K: The registrant filed a report on Form 8-K dated January 31, 1996, reporting under Item 2. Acquisition or Disposition of Assets, the completion of the Share Exchange with Classic Restaurants International, Inc. (a Florida corporation).
                  Financial statements will be filed by amendment.

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