Form 10KSB
period 1996-06-30
CLASSIC RESTAURANTS INTERNATIONAL INC /CO/
filed 1996-10-15
CIK 861058

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         FOR THE FISCAL YEAR ENDED JUNE 30, 1996

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number: 0-28704

                     CLASSIC RESTAURANTS INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

         COLORADO                                              84-1122431
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                3500 PARKWAY LANE, SUITE 435, NORCROSS, GA 30092
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (770) 729-9010

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:
               Title of class: CLASS A COMMON STOCK, NO PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

          Issuer's revenues for its most recent fiscal year. $1,372,352
                      (for six months ended June 30, 1996)

    Aggregate market value of the voting stock held by non-affiliates of the registrant as of September 13, 1996: $8,121,400

                  Number of shares outstanding of registrant's
                  Class A Common Stock, no par value: 3,218,592
                  Number of shares outstanding of registrant's
                   Class B Common Stock, no par value: 200,000
                            as of September 13, 1996

                    Documents incorporated by reference: NONE

       Transitional Small Business Disclosure Format (check one): Yes No X

Exhibit index on consecutive  __                          Page 1 of    Pages
                                                                    --

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

FORMATION AND INITIAL PUBLIC OFFERING

         Classic Restaurants International, Inc. (the "Company") was incorporated under the laws of the State of Colorado on August 3, 1989 under the name Regional Equities Corporation. In May 1990, the Company completed an initial public offering of units consisting of its Class A Common Stock and three separate classes of warrants. All of the warrants issued in connection with the offering expired without any being exercised.

         Effective upon the close of trading on July 12, 1994, the Company effected a 1-for-10,000 reverse stock split of its Class A Common Stock. Effective on the close of trading on November 7, 1994, the Company effected a 10-for-1 forward stock split of its Class A and Class B Common Stock. In September 1995, the Company declared a 50% share dividend payable to the holders of record of its Class A and Class B Common Stock on October 13, 1995. All per share amounts herein have been adjusted to reflect the effects of the stock splits and the share dividend.

GREAT AMERICAN RESORTS, INC.

         In April 1993, the Company entered into an agreement to merge with and into Great American Resorts, Inc. ("GAR"). In May 1994, the boards of directors of GAR and the Company both voted to terminate the merger agreement.

         In connection with the proposed merger with GAR, GAR paid a total of $12,763 (the "Option Price") to obtain irrevocable options to purchase a total of 67,260 shares of the Company's Class A Common Stock held by seven shareholders for a total price of $127,632 (the "Purchase Price"). Under the terms of the options, the Option Price was to be credited against the Purchase Price when the options were exercised. In early 1994, GAR exercised all of the options to acquire 67,260 shares of Class A Common Stock in the Company. In addition, GAR purchased additional shares of Class A Common Stock of the Company on the open market which resulted in GAR's owning approximately 78% of the Company's Class A Common Stock. GAR later sold some of its shares which it acquired on the open market. In addition, GAR acquired 7,500,000 shares of Class A Common Stock and 150,000 shares of Class B Common Stock of the Company in connection with the merger of a wholly-owned subsidiary with and into the Company in October 1994. See "Merger with Casinos International, Inc." below. Immediately prior to the share exchange with Classic Restaurants International, Inc. in January 1996, GAR owned 7,567,260 shares of Class A Common Stock (93.2% of the total outstanding) and 150,000 shares of Class B Common Stock (50% of the total outstanding).

IRISH LAND TRANSACTION

         On August 21, 1994, the Company entered into a contract to purchase two tracts of land in Ireland from Caragh Holdings, Ltd. ("Caragh"), which the Company intended to develop into a resort. The contract provided that one tract of land would be purchased on or before December 31, 1994 for 27,500 Irish Pounds and 270,000 shares of Class A Common Stock, and the other tract of land would be purchased on or before December 31, 1996 for 150,000 Irish Pounds and 1,230,000 shares of Class A Common Stock. As an earnest money deposit, the Company issued all of the stock to the seller, but the seller was prohibited from selling the stock until the Company completed its purchase of the tract of land to which the stock related. In the event a tract of land was not purchased, the seller was obligated to return the stock to the Company, less 15,000 shares as liquidated damages in the event closing did not occur due to a default by the Company.

         In October 1994, the Company purchased the first tract of land under the contract for $334,800, consisting of $41,723 in cash and $293,077 in Class A Common Stock which was valued at the appraised value of the land. Thereafter, the Company assigned its rights in the first tract to GAR for $384,877, which consisted of the purchase price originally paid by the Company plus a fee of $50,077 to the Company as reimbursement for the time and expense incurred to purchase the land. In July 1995, the Company and Caragh entered into an agreement to terminate the contract to purchase the second tract of land. Under the agreement, as amended in September 1995, Caragh agreed to return 1,230,000 shares, of which 1,050,000 were returnable immediately while the remaining 180,000 shares continue to be held by Caragh pursuant to an option to acquired said shares for $2.67 per share at any time until September 30, 1997.

MERGER WITH CASINOS INTERNATIONAL, INC.

         On September 13, 1994, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Casinos International, Inc., a Georgia corporation (" Casinos"), under which Georgia Casinos agreed to merge with and into the Company. The Merger Agreement was approved by the shareholders of the Company at a shareholders meeting held on September 30, 1994, and was consummated in October 1994. Under the Merger Agreement, all nondissenting holders of Class A Common Stock of Casinos were issued 1.5 shares of the Company's Class A Common Stock for each share of Class A Common Stock of Casinos. At the time of the merger, GAR held all 5,000,000 shares of Class A
Common  Stock of Casinos  which were  outstanding,  and  therefore  GAR acquired
7,500,000 shares of the Company's Class A Common Stock in the merger. All nondissenting holders of Class B Common Stock of Casinos were issued 1.5 shares of the Company's Class B Common Stock for each share of Class B Common Stock of Casinos. At the time of the merger, there were 200,000 shares of Class B Common Stock of Casinos outstanding, 100,00 of which were held by Edward L Bates and 100,000 of which were held by GAR. As a consequence of the merger, GAR and Mr. Bates each acquired 150,000 shares of the Company's Class B Common Stock. Mr. Bates was an officer and director of GAR at the time of the merger.

         As part of the merger, the Company's shareholders also approved certain amendments to the Company's Articles of Incorporation. The amendments divided the Company's single class of common stock into two classes: Class A Common Stock, of which 1,800,000,000 shares are authorized for issuance, and Class B Common Stock, of which 200,000,000 shares are authorized for issuance. The Class A Common Stock and the Class B Common Stock have an equal right to receive the net assets of the Company upon dissolution and liquidation, but the Class A Common Stock has only one (1) vote per share, while the Class B Common Stock has forty (40) votes per share, on each matter voted upon by the shareholders, except to the extent state or federal law provides otherwise. In addition, to the extent there are any shares of Class B Common Stock outstanding, the holders thereof have the right to elect a majority of the board of directors of the Company. All of the Company's outstanding common stock before the amendment was considered Class A Common Stock after the amendment. The name of the Company was changed to Casinos International, Inc.

CHEERS HOTEL AND CASINO

         On January 20, 1995, the Company purchased the Cheers Hotel and Casino (the "Cheers Hotel") in Reno, Nevada, from Baylocq Nevada Corp., a nonaffiliated entity. The Cheers Hotel is a ten-story, 113-room hotel, with a casino, cabaret, restaurant, and bar facilities, which is located in the downtown section of Reno, Nevada. The purchase price of the Cheers Hotel was $3,750,000 plus closing costs and prorations.

         A portion of the purchase price was paid by the assumption of an existing first mortgage loan held by American Federal Savings Bank against the Cheers Hotel in the amount of $1,944,804.12. The remainder of the purchase price was paid $750,00 in cash and by executing a note payable to the seller in the amount of $1,055,195.88, secured by a second mortgage on the Cheers Hotel.

         Contemporaneous with the purchase of the Cheers Hotel, the Company entered into a lease agreement with the seller under which the seller originally leased approximately 7,600 square feet of space in the Cheers Hotel for two years. The seller intended to use the leased space to operate a casino and cabaret. Effective July 1, 1995, the Company reached an agreement with the seller to eliminate the cabaret operations from the sublease and to reduce the monthly rent.

         Great American Casinos, Inc., a Nevada corporation, was formed by the Company to own the Cheers Hotel.

SHARE EXCHANGE WITH CLASSIC RESTAURANTS AND SPINOFF

         Effective upon the close of business January 31, 1996, the Company acquired (the "Share Exchange") all of the issued and outstanding capital stock of Classic Restaurants International, Inc., a Florida corporation ("Classic-Florida"), in exchange for 2,173,665 restricted shares of the Company's Class A Common Stock and 200,000 restricted shares of the Company's Class B Common Stock. Classic-Florida now operates as a wholly-owned subsidiary of the Company.

         Simultaneous with the effectiveness of the Share Exchange, the Company transferred all of the issued and outstanding shares of common stock of Great American Casinos, Inc. to GAR. Great American Casinos, Inc. was a wholly-owned subsidiary of the Company. The sole asset of Great American Casinos, Inc. is the Cheers Hotel. The Company's common stock interest in Great American Casinos, Inc. constituted substantially all of its assets. The consideration for the transfer of the common stock of Great American Casinos, Inc. to GAR was (1) the return for cancellation by GAR and by former officers of the Company of all of their stock in the Company, which consisted of 7,578,075 shares of Class A Common Stock and 300,000 shares of Class B Common Stock; (2) the cancellation of any indebtedness owed by the Company to GAR, which was approximately $1,567,389 as of December 31, 1995; and (3) the mutual release of any claims between GAR and the Company.

         After the transfer of stock and assets described above and the Share Exchange (giving effect to the exercise of dissenters' rights), Classic-Florida's former shareholders and the Company's existing shareholders owned 2,173,665 shares (80.1%) and 538,967 shares (19.9%) of the Company's outstanding Class A Common Stock, respectively, and Classic-Florida's former shareholder owned 200,000 shares (100%) of the Company's outstanding Class B Common Stock.

         The Company filed an amendment to its Articles of Incorporation which changed its name to Classic Restaurants International, Inc. effective January 31, 1996.

         All of the Company's former officers and directors resigned. Officers and directors of Classic-Florida were appointed to fill the vacancies created by the resignations.

         There was no relationship between the Company and Classic-Florida prior to the Share Exchange.

CLASSIC-FLORIDA

         Classic-Florida was organized under the laws of the State of Florida on April 7, 1992, for the purpose of developing and operating restaurants using a dinner theater concept. On December 1, 1992, Classic-Florida opened Musicana Supper Club in Boca Raton, Florida. Classic-Florida opened Musicana Dinner Theater in Clearwater, Florida on May 14, 1994.

         Classic-Florida also provides entertainment production services for a dinner theater in Naples, Florida. Management hopes to increase this line of business and provide entertainment production services for other restaurants and cruise lines.

MUSICANA SUPPER CLUB OF BOCA RATON

         This restaurant, which opened on December 1, 1992, seats 270 persons and offers dinner and live entertainment for a price ranging from $21.95 to $29.95, depending upon the menu item ordered. The Company uses the concept of employing talented young performers to perform Broadway and nostalgic musical revues. These performers also serve as waiters and waitresses. By using young performers, management believes that it can keep its overhead costs lower, as compared to using equity entertainers. Because the entertainers play a dual role as performers/waiters, the majority of their compensation comes from a portion of the service charge.

         The restaurant aspect of the business involves a menu offering a wide variety of dinner selections starting from $21.95. There is no cover charge for the show if customers dine at the restaurant. If customers come for the show only, there is a $15.00 cover charge. All other revenues come from food and drink purchases.

         Musicana offers 7 performances per week. The show consists of two 40-minute acts, with dessert and coffee served during intermission. A live band, which includes piano, bass and drums, plays instrumental back-up for the shows and also plays before the show and during the intermission for listening and dancing. Each show is considered to be a "musical review" from Broadway or different eras, usually from the 1930's to the 1950's. Some of the shows in the Musicana Library include: "Broadway Follies," "New York Times," "West of Broadway," "Hurrah for Hollywood," "The Fabulous Forties (When Radio was King)," "The Good Ole Summertime," and "The Fabulous Fifties."

         Most of the customers for Musicana are over 50 years of age. Management believes that it has carved a special niche in the market for this age group, as evidenced by the popularity of the restaurant since its opening.

MUSICANA DINNER THEATER OF CLEARWATER

         This restaurant, which opened May 14, 1994, seats 370. Management believes that the location is easily accessible from the Tampa and St. Petersburg area. The operation in Clearwater is substantially the same as in Boca Raton.

FUTURE DEVELOPMENT

         The Company intends to pursue other acquisition opportunities for restaurant theme formats. Management believes that the Share Exchange with Casinos having been consummated, management has been given the flexibility to acquire assets or businesses using stock, as well as cash.

COMPETITION

         The restaurant business is highly competitive and is often affected by changes in the taste and eating habits of the public, local and national economic conditions affecting spending habits, and population and traffic patterns. The principal basis of competition in the industry is quality and price of the food products offered. Site selection, quality and speed of service, advertising, and the attractiveness of the facilities are also important. Management of the Company believes that the Company's dinner theater restaurant will be competitive in each of these respects.

EMPLOYEES

         As of June 30, 1996, there were 64 full-time and 10 part-time employees of the Company, including certain officers of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company leases approximately 10,000 square feet of space at 2200 N.W. 2nd Avenue, Boca Raton, Florida pursuant to the terms of a five-year lease which expires in November 1997. The monthly lease payment is $7,000. The Company has a renewal option for another five-year term.

         The Company leases approximately 12,000 square feet of space at the Bayside Bridge Plaza, Unit G, in Clearwater, Florida pursuant to the terms of a five-year, six-month lease which expires August 31, 1999. Rent for the first six months was waived. Rent is $6,000 for each of months 7 through 18, $6,500 for each of months 19 through 30, and $7,000 for each of months 31 through 66.

         The temporary executive offices of the Company were located at 3091 Governors Lake Drive, Building 100, Suite 500, Norcross, Georgia, in approximately 200 square feet of office space. The Company paid $1,187 per month for this space.

         Effective October 1, 1996, the Company relocated its executive offices to 3500 Parkway Lane, Suite 435, Norcross, Georgia. The Company is leasing approximately 938 square feet of office space for monthly rent of $1,521, pursuant to the terms of a five-year lease which expires October 1, 2001.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Class A Common Stock is traded on the over-the-counter market under the symbol "CRET". The range of high and low bid prices for each fiscal quarter for the last two fiscal years, as reported by the OTC Bulletin Board, and as adjusted to reflect all stock splits and dividends, is as follows:

                                                                                   BID PRICES
1995 FISCAL YEAR                                                       HIGH                           LOW

Quarter Ending 09/30/94...................................             $5.80                         $4.33
Quarter Ending 12/31/94...................................             $6.33                         $4.67
Quarter Ending 03/31/95...................................             $5.33                         $4.67
Quarter Ending 06/01/95...................................             $5.33                         $3.33
1996 FISCAL YEAR

Quarter Ending 09/30/95...................................             $3.67                         $3.33
Quarter Ending 12/31/95...................................             $5.25                         $2.50
Quarter Ending 03/31/96...................................             $4.88                         $4.00
Quarter Ending 06/30/96...................................             $4.75                         $4.50


         The last reported high and low bid prices for the Company's Class A Common Stock were both $3.00 as of September 13, 1996, as reported by the OTC Bulletin Board.

         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

         As of September 10, 1996 there were 295 record holders of the Company's Class A Common Stock.

         During the last two fiscal years, no cash dividends have been declared on the Company's Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

         The Share Exchange transaction has been accounted for as a recapitalization of Classic-Florida and the issuance of 538,967 shares of Class A Common Stock for the net assets of the Company and the forgiveness of the liability due to the Company by Classic-Florida. This method is similar to accounting for a reverse acquisition, and accordingly, the financial statements presented prior to the date of the Share Exchange are those of Classic-Florida. No adjustment of assets of either company to "fair value" has been made.

         Prior to the Share Exchange, the fiscal year end of Classic-Florida was December 31. It elected to change its fiscal year end to June 30 (that of the Company's). Accordingly, statements of operations and cash flows for the years ended December 31, 1994 and 1995 are presented, together with a statement for the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         All of the capitalization of Classic-Florida has resulted from the sale of stock and loans from its principal shareholder, Crown Resources, Inc., a company controlled by the President of the Company. At present, the Company still remains dependent upon proceeds from the sale of stock and loans to provide sufficient cash to meet its needs. At June 30, 1996, $320,641 was owed to Crown Resources, Inc. In addition, at June 30, 1996, $338,448 was owed to various shareholders of the Company pursuant to promissory notes that either were in default or will be due by December 1996. See Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Through December 31, 1995, Classic-Florida lacked management personnel who could implement proper financial and accounting controls to minimize operating losses during the start-up/development phase. As of January 1, 1996, Caroline Anderson assumed these responsibilities for the Company. Accordingly, at June 30, 1996, the Company had a working capital deficit of $976,147, as compared to a deficit of $1,415,432 at December 31, 1995.

         Due to the working capital deficiency as well as the operating losses described below, the notes to the financial statements express uncertainty about the Company's ability to continue as a going concern. See Note 11. BASIS OF PRESENTATION of the Notes to Consolidated Financial Statements. The Company proposes to obtain additional cash during the current fiscal year through the sale of its stock to provide sufficient liquidity for the Company's needs.

RESULTS OF OPERATIONS

         For the year ended December 31, 1995, sales increased 38% over 1994 sales. The increase was due primarily to the opening of the Clearwater location. Sales for the six months ended June 30, 1996, on an annualized basis, show a 4% increase from 1995 sales. Management believes, without assurance, that its efforts to hire the proper sales and marketing personnel will result in increased sales for the 1997 fiscal year. In the past, Classic-Florida has not focused its efforts on marketing to tours and other large groups.

         Operating  expenses,  as a  percentage  of sales,  were 90.6% for 1994,
94.9% for 1995, and 90.9% for 1996. Operating expenses were higher, proportionately, for 1995 due to certain penalties and interest assessed for unpaid payroll taxes. All of the taxes, penalties, and interest were paid in 1996. Management expects such expenses to decrease as a percentage of sale due to its efforts to increase sales for fiscal 1997.

         General and administrative expenses, as a percentage of sales, were 51.8% for 1994, 46.5% for 1995, and 35.0% for 1996. The decrease in these expenses in 1996 is due to stronger management control over cash. Management expects general and administrative expenses to maintain at the decreased level for 1997.

ITEM 7.  FINANCIAL STATEMENTS.

         Please refer to pages beginning with page 16.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On July 1,1996, the Company and its Board of Directors approved the engagement of Stark Tinter & Associates, LLC, of Englewood, Colorado, to audit the Company's financial statements. During the Company's two most recent fiscal years and the subsequent interim period preceding the engagement of this firm, the Company did not consult this firm regarding any of the matters identified in
Item 304(a)(2) of Regulation S-K.

         Stark Tinter & Associates, LLC was selected by new management of the Company. As reported in the Form 8-K dated January 31, 1996, the Company experienced a change of control.

         The former accountants were Mitchell Finley and Company, P.C. The report of Mitchell Finley and Company, P.C. on the financial statements for the fiscal year ended June 30, 1995 contained an explanatory paragraph regarding the Company's ability to continue as a going concern. The decision to change accountants was approved by the Board of Directors on May 21, 1996. During the Company's two most recent fiscal years and the subsequent interim period preceding the resignation, there were no disagreements with Mitchell Finley and Company, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mitchell Finley and Company, P.C., would have caused it to make reference to the subject matter of the disagreements in connection with its report.

         Effective January 1, 1996, Mitchell Finley and Company, P.C. combined its practice with BDO Seidman LLP. In addition, the license of Mitchell Finley and Company, P.C. to practice accountancy with the Colorado Board expired on May 31, 1996. Accordingly, the firm can no longer practice under the name Mitchell, Finley & Company, P.C.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table sets forth the names and ages of all directors and executive officers of the Company as of the date of this report, indicating all positions and offices with the Company held by each such person:

NAME                                       AGE    POSITION
James R. Shaw                              43     President, Treasurer,
                                                  and Director
Caroline P. Anderson                       45     Executive Vice President,
                                                  Secretary and Director
Jerry W. Carter                            55     Director
Daniel Howell                              45     Director

         The holders of the Class B Common Stock have the right to elect a majority of the board of directors of the Company. Cumulative voting for directors is not permitted in either class of common stock. The term of office of directors of the Company ends at the next annual meeting of the Company's shareholders or when the successors are elected and qualify. The annual meeting of shareholders is specified in the Company's bylaws to be held on a date and at a time and place to be determined by resolution of the Board of Directors. The Company has tentatively scheduled the annual meeting for January 1997. The term of office of each officer of the Company ends at the next annual meeting of the Company's Board of Directors, expected to take place immediately after the next annual meeting of shareholders, or when his successor is elected and qualifies. Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of the Company.

         JAMES R. SHAW has been the President, Treasurer, and a director of the Company since February 1, 1996, and the President, Treasurer, and a director of Classic-Florida since December 1993. Mr. Shaw also served as a director of Classic-Florida from its inception to July 1992. He was the executive vice president, co-manager, and co-franchise owner of a Schneider Securities, Inc. office in Atlanta, Georgia, from April 1992 to February 1994. Schneider Securities, Inc. is a securities broker-dealer firm. From January 1990 to April 1992, he was the manager and franchise owner of a Pacific Southern Securities office in Atlanta, Georgia. From 1986 to January 1990, Mr. Shaw was a stockbroker with several other broker-dealer firms. He received a Bachelor of Music degree from Carson-Newman College in 1979 and a Master of Music degree from Southern Baptist Theological Seminary in 1986.

         CAROLINE P. ANDERSON has been the Executive Vice President, Secretary and a director of the Company since February 1, 1996, and the Executive Vice President, Secretary, and a director of Classic-Florida since October 1995. From July 1991 to June 1995, Ms. Anderson was a financial planner for Forth Financial Securities Corp./Life of Virginia. She was a stockbroker with Pacific Southern Securities Corp. in Atlanta, Georgia, from April 1991 to July 1991. From April 1990 to April 1991, Ms. Anderson was an auditor during the merger of C&S/Sovran Trust Co. in Atlanta, Georgia, auditing institutional trust accounts. She received a Bachelor of Science degree in accounting from the University of Cincinnati in 1978.

         JERRY W. CARTER has been a director of the Company since February 1, 1996. He has been a director of Classic- Florida since its inception in 1992. Since 1968, Mr. Carter has been self-employed as an artist. He has had solo exhibitions in Moscow, Helsinki, Munich, and Cologne, sponsored by the Moscow Artists Union, United States Information Agency, and the American Ambassador to what was formerly the Soviet Union. Mr. Carter is the project manager and director of the Human Rights Center and Monument to be constructed in Moscow. He has also served as culture chairman of the Finlandia Foundation and has served on the board of directors of the Washington Music Ensemble. Mr. Carter has a Master degree in Fine Arts from Antioch University and studied in Finland, France, and Italy.

         DANIEL HOWELL has been a director of the Company since February 1, 1996 and a director of Classic-Florida since February 1995. Mr. Howell has been self-employed as a private investor since February 1993. From February 1988 to February 1993, he was the president of a subsidiary of Helen of Troy Corporation, a beauty products company located in El Paso, Texas.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Company's Class A Common Stock was registered under Section 12(g) of the Exchange Act on June 28, 1996, and thereby became subject to the reporting requirements of Section 16(a) on that date. Initial Statements of Beneficial Ownership of Securities on Form 3 were required to be filed by the directors, officers, or beneficial owners of more than ten percent of securities of the Company by June 28, 1996. Form 3's were filed as follows: James R. Shaw - July 5, 1996; Carolyn A. Shaw - July 5, 1996, Caroline P. Anderson - July 5, 1996, Jerry S. Carter - July 2, 1996; and Daniel Howell - July 9, 1996.

ITEM 10.          EXECUTIVE COMPENSATION.

         The following table sets forth information for the current Chief Executive Officer ("CEO") of the Company, James R. Shaw from February 1, 1996 through June 30, 1996, and for former CEOs. The former CEOs, Edward L. Bates, served as such from October 1994 through January 31, 1996, and M. James Herbic served from the Company's inception through October 25, 1994. No disclosure need be provided for any executive officer, other than the CEO, whose total annual salary and bonus for the last completed fiscal year did not exceed $100,000. Accordingly, no other executive officers of the Company are included in the table.

                                                                                LONG TERM COMPENSATION
                                        ANNUAL COMPENSATION                      AWARDS               PAYOUTS
                                                             OTHER      RESTRICTED
NAME AND                                                    ANNUAL         STOCK          OP            LTIP        ALL OTHER
PRINCIPAL                                                   COMPEN       AWARD(S)     TIONS/SARS    PAYOUTS ($)      COMPEN
POSITION           YEAR         SALARY         BONUS        SATION ($)      ($)           ($)                        SATION ($)
James R.           1996          -0-            -0-           -0-           -0-           -0-           -0-            -0-
Shaw,
President
Edward L.          1996          -0-            -0-           -0-           -0-           -0-           -0-            -0-
Bates,             1995          -0-            -0-           -0-           -0-           -0-           -0-            -0-
President
M. James           1995          -0-            -0-           -0-           -0-           -0-           -0-            -0-
Herbic,            1994          -0-            -0-           -0-           -0-           -0-           -0-            -0-
President

         There are no outstanding stock options.

         There are no employment agreements with any of the Company's executive officers.

         The Company does not pay non-officer directors for their services as such nor does it pay any director's fees for attendance at meetings. Directors are reimbursed for any expenses incurred by them in their performance as direc tors.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information, as of September 10, 1996, with respect to the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Class A Common Stock and Class B Common Stock, by each of the Company's officers and directors, and by the officers and directors of the Company as a group:

                                   CLASS A COMMON STOCK            CLASS B COMMON STOCK          EFFECTIVE VOTING POWER
                                 NUMBER OF      PERCENT OF      NUMBER OF       PERCENT OF      NUMBER OF      PERCENT OF
BENEFICIAL OWNER                  SHARES        CLASS (1)<F1>     SHARES        CLASS (1)<F1>   VOTES (2)<F2>  VOTES (1)<F1>
James R. Shaw                   522,469 (3)<F3>   16.2%          200,000          100.0%        8,522,469        76.0%
1817 Ballybunion Drive
Duluth, Georgia 30136
Diversified Corporate           400,000 (4)<F4>   11.4%             --              --           400,000          3.5%
Consulting Group, LLC
237 Main Street
Tannersville, New York 12485
James Buford Salmon               238,723          7.4%             --              --           238,723          2.1%
1525 Lakesite Drive
Birmingham, Alabama 35285
Crown Resources, Inc.             172,469          5.4%             --              --           172,469          1.5%
1817 Ballybunion Drive
Duluth, Georgia 30136
Caroline P. Anderson              75,000           2.3%             --              --           75,000           0.7%
Jerry W. Carter                   40,000           1.2%             --              --           40,000           0.4%
Daniel Howell                     22,000           0.7%             --              --           22,000           0.2%
Officers and Directors as a       659,469         20.5%          200,000          100.0%        8,659,469        77.2%
  group (4 persons)
---------------

<F1>
(1) Based on 3,218,592 shares of Class A Common Stock and 200,000 shares of Class B Common Stock outstanding on September 10, 1996. Where the persons listed on this table have the right to obtain additional shares of common stock within 60 days from September 10, 1996, these additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

<F2>
(2) Class A Common Shares have 1 vote per share while Class B Common Shares have 40 votes per share.

<F3>
(3)      Includes 172,469 shares owned of record by Crown Resources, Inc.

<F4>
(4) Includes 300,000 shares issuable pursuant to stock options. The shares and stock options were issued pursuant to the terms of a consulting agreement. In September 1996, the Company and Diversified Corporate Consulting Group, LLC mutually terminated the consulting agreement. The shares and stock options will be returned to the Company for cancellation.

         The Company is not aware of any arrangement which could result in a change in control of the Company.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         From time to time, Crown Resources, Inc. has loaned funds to Classic-Florida. Crown Resources, Inc. is owned and controlled by James R. Shaw, the President, director, and principal shareholder of the Company. In September 1994, Crown Resources, Inc. was issued 93,750 shares of Class A Common Stock at a price of $3.20 per share as partial repayment of amounts due to Crown. At June 30, 1996, the Company owed Crown Resources, Inc. $320,641. The balance due to Crown Resources is unsecured and has no set interest or repayment terms. To comply with Internal Revenue Service requirements and financial accounting standards, $10,000 of interest was accrued and charged to operations during 1996.

         At June 30, 1996, Classic-Florida owed $113,948 to stockholders pursuant to 8% convertible promissory notes due December 31, 1995. The notes are in default. Interest on the notes is due monthly and the notes are convertible at anytime into Class A Common Stock at $3.20 per share. Payment of the notes is guaranteed personally by the Company's president, James R. Shaw.

         On February 2, 1996, the Company borrowed $31,000 from a shareholder of the Company. The promissory note is due December 31, 1996, bears interest at 10%, and is personally guaranteed by Mr. Shaw.

         From April 1996 through May 1996, the Company borrowed an aggregate of $188,500 from various shareholders of the Company. The promissory notes are due at various times from July 1996 to November 1996 and bear interest at 18.25% per annum. Repayment of the notes is personally guaranteed by Mr. Shaw.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.



         (a)      Exhibits:

    REGULATION                                                                                        CONSECUTIVE
    S-B NUMBER                                         EXHIBIT                                        PAGE NUMBER
       2.1          Agreement and Plan of Share Exchange among Casinos International, Inc.,               N/A
                    Great American Resorts, Inc. and Classic Restaurants International, Inc.
                    dated June 30, 1995, as amended (1)<F1>(2)<F2>
       3.1          Articles of Incorporation, as amended (2)<F1>(3)<F3>(4)<F4>                           N/A
       3.2          Bylaws (3)                                                                            N/A
       10.1         Amendment to Real Estate Purchase Agreement dated July 17, 1995 (2)<F2>               N/A
       10.2         Amendment to Real Estate Purchase Agreement dated September 29, 1995                  N/A
                    (2)<F2>
       10.3         Lease for Boca Raton restaurant                                                       ___
       10.4         Lease for Clearwater restaurant P                                                     ___
       10.5         Convertible promissory notes                                                          ___
       10.6         Promissory note to Carl Simpson                                                       ___
       10.7         Robert B. Farrow loan agreement                                                       ___
       10.8         Promissory note to BMI & Associates                                                   ___
       10.9         18.25% Promissory notes                                                               ___
       16           Letter from Mitchell Finley and Company, P.C. re change in certifying                 N/A
                    accountant (5)<F5>
       21           List of Subsidiaries                                                                  ___
       27           Financial Data Schedule                                                               ___
----------------------------

<F1>
(1) Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K dated June 30, 1995, Commission file number 033-33556-D.

<F2>
(2) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995, Commission file number 033-33556-D.

<F3>
(3) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994, Commission file number 033-33556-D.





<F4>
(4) Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K dated January 31, 1996, Commission file number 033-33556-D.
<F5>
(5)      Application has been made under Rule 437 to waive this letter.



         (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report: None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CLASSIC RESTAURANTS INTERNATIONAL, INC.



Dated: October 15, 1996                     By:/s/James R. Shaw
                                            James R. Shaw, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.







                            President and Treasurer (Prin-
                            cipal Executive Officer) and
/s/James R. Shaw            Director                        October 15, 1996
James R. Shaw                                                    Date



                           Executive Vice President,
                           Secretary (Principal Financial
/s/Caroline P. Anderson    Officer) and  Director           October 15, 1996
Caroline P. Anderson                                            Date



/s/Jerry W. Carter         Director                         October 15, 1996
Jerry W. Carter                                                 Date



                           Director
Daniel Howell                                                   Date




1:1996.10K

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Classic Restaurants International, Inc.


We have audited the accompanying balance sheet of Classic Restaurants International, Inc. as of June 30, 1996, and the related statements of operations, stockholders' equity, and cash flows for the six months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Classic Restaurants International, Inc. as of June 30, 1996, and the results of its operations, and its cash flows for the six months then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Stark Tinter & Associates, LLC

Stark Tinter & Associates, LLC
Certified Public Accountants

Englewood, Colorado
August 28, 1996

[Letterhead of James Moore & Co.]

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Classic Restaurants International, Inc.:

We have audited the accompanying balance sheet of Classic Restaurants International, Inc. as of December 31, 1995, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the finanacial statements are free of material mistatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Classic Restaurants International, Inc. as of December 31, 1995, and the results of its operations and its cash flows for the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $1,247,695 for 1995 and has incurred substantial net losses since inception. At December 31, 1995, current liabilities exceed current assets by $1,415,432 and total liabilities exceed total assets by $804,564. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                                                  /s/James Moore & Co.

Gainesville, Florida
March 20, 1996

                    Classic Restaurants International, Inc.
                          Consolidated Balance Sheets


                                                                                        December 31,           June 30,
                                                                                            1995                 1996
                                                           ASSETS
Current assets:
   Cash and cash equivalents                                                                   $ 19,666          $ 22,759
   Inventory                                                                                     15,971            16,080
   Prepaid expenses                                                                              13,133            13,945
   Due from officers and stockholders (Notes 4 and 10)                                           51,735            52,088
   Other receivables                                                                              6,882             3,685
                                                                                                 ------            ------
      Total current assets                                                                      107,387           108,557

Property and equipment - net of accumulated
     depreciation (Note 2)                                                                      539,437           476,935

Other assets:
   Intangibles net of accumulated amortization
    of $6,167 and $7,167                                                                         23,833            22,833
   Deposits                                                                                      47,598            37,418
                                                                                                -------           -------
                                                                                              $ 718,255         $ 645,743
                                                                                               ========          ========
                                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
   Checks written against future deposits                                                      $ 35,035              $ -
   Accounts payable                                                                             275,663           187,094
   Accrued expenses                                                                             309,987           151,019
   Notes payable-affiliates (Note 3)                                                            441,455           338,448
   Due to stockholder                                                                           351,911           320,641
   Advance banquet deposits                                                                      31,591            34,433
   Deferred revenue                                                                              41,175            19,521
   Deferred rent                                                                                 36,002            33,548
                                                                                                 ------           -------
     Total current liabilities                                                                1,522,819         1,084,704

Commitments and contingencies (Notes 4, 7, and 9)

Stockholders' equity (deficiency) (Note 6):
   Common stock, Class A no par value,
     1,800,000,000 shares authorized 2,173,665 and
     3,018,592 shares issued and outstanding                                                  1,751,087         2,563,157
   Common stock, Class B no par value, 200,000,000
     shares authorized, 200,000 shares issued
     and outstanding                                                                                200               200
   Accumulated deficit                                                                       (2,555,851)       (3,002,318)
                                                                                             ----------        ----------
       Total stockholders' deficit                                                             (804,564)         (438,961)
                                                                                              ---------         ---------

                                                                                              $ 718,255         $ 645,743
                                                                                               ========          ========

                See accompanying notes to financial statements.

                     Classic Restaurants International, Inc.
                      Consolidated Statements of Operations
               For The Years Ended December 31, 1994 and 1995 and
                       The Six Months Ended June 30, 1996


                                                                1994                  1995                    1996
                                                              --------              --------                --------

Net sales                                                 $ 1,902,543              $ 2,632,151            $ 1,372,352

Operating expenses:
   Operating and maintenance                                1,724,435                2,497,044              1,247,567
   General and administrative                                 985,134                1,223,793                480,960
   Depreciation and amortization                               99,535                  142,291                 71,711
                                                             --------                 --------                -------
    Total operating expenses                                2,809,104                3,863,128              1,800,238
                                                            ---------                ---------              ---------

Loss from operations                                         (906,561)              (1,230,977)              (427,886)

Other income (expense):
   Other income                                                 4,357                       -                     300
   Interest expense                                            (6,483)                 (16,718)               (18,881)
                                                              -------                 --------              ---------
                                                               (2,126)                 (16,718)               (18,581)

Net loss                                                   $ (908,687)            $ (1,247,695)            $ (446,467)
                                                            =========              ============             =========

Per share information:

 Weighted average shares
 outstanding                                                1,744,964                2,042,036              2,799,791
                                                            =========               ==========              =========

 Net loss per share                                        $     (.52)             $      (.61)            $     (.16)
                                                            =========               ==========              =========




                See accompanying notes to financial statements.

                     Classic Restaurants International, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)
                  For The Two Years Ended December 31, 1995 and
                       The Six Months Ended June 30, 1996




                                           COMMON STOCK CLASS A               COMMON STOCK CLASS B                    Accumulated
                                        SHARES             AMOUNT        SHARES              AMOUNT                    DEFICIT
Balance December 31, 1993            1,599,100          $ 782,974       200,000           $     200                    $ (399,469)

Issuance of shares for cash             78,852            221,688            -                    -                            -
Issuance of shares for no
 consideration                          39,013                 -             -                    -                            -
Issuance of shares for
 repayment of shareholder
 loan                                   93,750            300,000            -                    -                            -
Net loss for the year                       -                  -             -                    -                      (908,687)
                                     ---------          ---------       -------             --------                 ------------

Balance December 31, 1994            1,810,715          1,304,662       200,000                  200                   (1,308,156)

Issuance of shares for cash            133,400            223,425            -                    -                            -
Issuance of shares for no
 consideration                           5,050                 -             -                    -                            -
Issuance of shares for
 services                              225,000            225,000            -                    -                            -
Shares canceled                           (500)            (2,000)
Net loss for the year                       -                  -             -                    -                    (1,247,695)
                                     ---------          ---------       -------             --------                 ------------

Balance December 31, 1995            2,173,665          1,751,087       200,000                  200                   (2,555,851)

Shares issued for services             150,000            150,000            -                    -                            -
Shares issued for cash                 155,960            334,563            -                    -                            -
Shares issued for
 reorganization (Note 9)               538,967            327,507            -                    -                            -
Net loss for the period                     -                  -             -                    -                      (446,467)
                                     ---------          ---------       -------             --------                 ------------

Balance June 30, 1996                3,018,592         $2,563,157       200,000            $     200                $  (3,002,318)
                                     =========          =========       =======             ========                 ============

                See accompanying notes to financial statements.

                     Classic Restaurants International, Inc.
                      Consolidated Statements of Cash Flows
               For The Years Ended December 31, 1994 and 1995 and
                       The Six Months Ended June 30, 1996





                                                                          1994                  1995                  1996
                                                                         ------                ------                ------
Cash flows from operating activities:
Net loss                                                              $ (908,687)           $ (1,247,695)         $ (446,467)
Adjustments to reconcile net loss
 to net cash provided by (used in)
 operating activities:
    Depreciation and amortization                                         99,535                 142,291              71,711
    Common stock issued for services                                          -                  225,000             150,000
 Changes in assets and liabilities:
  (Increase) decrease in inventory                                        (7,995)                  1,854                (109)
  (Increase) decrease in prepaid expenses                                  9,458                 (12,507)               (812)
  (Increase) decrease in other receivables                                15,333                  (3,605)              3,197
  (Increase) decrease in deposits                                         17,595                 (11,168)             10,180
  Increase (decrease) in accounts
   payable and accrued expenses                                          259,139                 230,859            (250,100)
  Increase (decrease) in advance deposits                                 (1,345)                   (891)              2,842
  Increase (decrease) in deferred rent                                    36,910                    (908)             (2,454)
  Increase in deferred costs                                              15,000                      -                    -
  Increase (decrease) in deferred revenue                                 40,777                 (14,602)            (21,654)
                                                                         -------                 -------             -------
      Total adjustments                                                  484,407                 556,323             (37,199)
                                                                        --------                 -------             --------
      Net cash (used in) operating activities                           (424,280)               (691,372)           (483,666)

Cash flows from investing activities:
  Purchase of fixed assets                                              (672,691)                 (5,436)             (8,209)
                                                                        --------                 --------            -------
     Net cash (used in) investing activities                            (672,691)                 (5,436)             (8,209)
                                                                        --------                 --------            -------

Cash flows from financing activities:
  Net proceeds from issuance of common
   stock                                                                 223,022                 223,425             334,563
  Gross proceeds from notes payable                                       93,949                 347,506             222,063
  Stockholder advances (repayments)                                      474,428                 177,483             (26,270)
  Advances to stockholders                                                    -                  (36,735)               (353)
  (Advances) repayments on note
   receivable - stockholder                                              309,550                 (15,000)                  -
  Principal payments on notes payable                                     (5,313)                     -                    -
  Increase (decrease) in bank overdraft                                      959                  19,901             (35,035)
  Refund of canceled stock                                                    -                   (2,000)                  -
                                                                             ---                 -------                  --
      Net cash provided by financing
      activities                                                       1,096,595                 714,580              494,968
                                                                       ---------                 -------              -------

Net increase (decrease) in cash and
 and cash equivalents                                                       (376)                 17,772                3,093
Beginning - cash and cash equivalents                                      2,270                   1,894               19,666
                                                                          ------                  ------              -------
Ending - cash and cash equivalents                                     $   1,894              $   19,666           $   22,759
                                                                        ========               =========            =========
                See accompanying notes to financial statements.

                     Classic Restaurants International, Inc.
                      Consolidated Statements of Cash Flows
               For The Years Ended December 31, 1994 and 1995 and
                       The Six Months Ended June 30, 1996


Supplemental cash flow information:

    Cash paid for :       Interest                                     $   3,698             $   9,506             $    8,881
                          Income taxes                                 $      -              $      -              $       -


Non-cash investing and financing activities:

Common stock issued for the cancellation
 of related party debt                                                 $ 300,000             $      -              $      -
Common stock issued in reorganization                                   $     -              $      -              $ 327,507



                See accompanying notes to financial statements.

                     CLASSIC RESTAURANTS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996


1.     Summary of Significant Accounting Policies:

ORGANIZATION: Classic Restaurants International, Inc. (the Company) was organized under the laws of the State of Florida on April 7, 1992, for the purpose of developing and operating restaurants using a dinner theater concept. On December 1, 1992, the Company opened Musicana Supper Club in Boca Raton, Florida. The Company opened Musicana Dinner Theater in Clearwater, Florida on May 14, 1994. The financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions have been eliminated in consolidation.

Certain classifications from prior year financial statements have been changed to conform to the current period presentation.

CASH AND CASH EQUIVALENTS: For the purpose of reporting cash flows, the Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT: Property and equipment consists primarily of restaurant equipment and leasehold improvements which are recorded at cost. Depreciation on restaurant equipment is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated using the straight-line method over the lesser of the term of the related lease or the estimated useful lives of the assets. Depreciation expense charged to operations was $140,291 and $97,535 for the years ended December 31, 1995 and 1994, and $70,878 for the six months ended June 30, 1996.

Periodically, management evaluates the estimated useful life of its property and equipment to determine whether intervening economic events and circumstances have affected the remaining useful lives. In light of the current conditions noted in Note 12, it is reasonably possible that the Company's estimate that it will recover the carrying amount of its property and equipment from future operations will change in the near term.

INTANGIBLE ASSETS AND AMORTIZATION: Intangible assets include amounts paid for the Musicana tradename and music library. Amortization is computed using the straight-line method over fifteen years. Amortization expense charged to operations was $2,000 for the years ended December 31, 1995 and

1994 and $1,000 for the six months ended June 30, 1996.

DEFERRED RENT: The lease agreement for a restaurant building contains provisions for no initial monthly rent and for scheduled rent increases (see Note 7). The deferred rent amount represents the difference between amounts paid and rental expense computed on a straight-line basis over the entire lease term.

                     CLASSIC RESTAURANTS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996



1.     Summary of Significant Accounting Policies (continued):

REVENUE RECOGNITION: Revenues are recognized in the period when the customer attends the dinner theater and receives the service. Revenues collected in advance are recorded as advance banquet deposits and deferred revenue.


INVENTORY: Inventory is recorded at cost and consists of food and bar items. Cost is determined on the first-in, first-out (FIFO) method.

ESTIMATES: Management uses estimates and assumptions in preparing financial statements. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

ADVERTISING: The Company expenses costs of advertising as incurred. The costs related to brochures and other printed materials are amortized over their estimated useful lives. Advertising costs charged to operations were $174,891, $273,146, and $46,904 during 1994, 1995, and 1996 respectively.

2.     Property and Equipment:

Property and equipment consists of the following:

                                        December 31,            June 30,
                                           1995                   1996
Leasehold improvements                  $ 519,946              $ 519,946
Equipment                                 251,987                260,196
Furniture                                  22,694                 22,694
                                          -------                -------
                                          794,627                802,836
Less: Accumulated depreciation            255,190                325,901
                                         --------               --------
                                        $ 539,437              $ 476,935
                                          -------               --------

                    CLASSIC RESTAURANTS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996



3.     Notes Payable-affiliates:

Notes payable consist of the following:

                                         December 31,                June 30,
                                             1995                      1996

Non-interest  bearing  loan from a
shareholder,    due   on   demand,
unsecured                                $     -                    $     5,000



8% convertible promissory notes to
stockholders,     interest     due
monthly,  principal  due  December
31, 1995.  Convertible  at anytime
into Class A common stock at $3.20
per share by the  holder.  Payment
of notes is guaranteed  personally
by   the   Company's    president,
unsecured (in default)                     113,948                      113,948

Non-interest  bearing loan payable
to  Casino's  International,  Inc.
made in conjunction with agreement
and   plan  of   share   exchange,
unsecured (See Note 9)                     327,507                           -

10%  promissory  note  due  during
December,  1996, guaranteed by the
Company's president                             -                        31,000

18.25%  promissory  notes due from
July,  1996  to  November,   1996,
unsecured                                       -                       188,500
                                           -------                      -------
                                         $ 441,455                  $   338,448
                                           =======                      =======

The weighted average interest rate for short-term borrowings was approximately 13% at June 30, 1996.

4.     Concentrations of Credit Risk:

Significant concentrations of credit risk for all financial instruments owned by the Company as of December 31, 1995, and June 30, 1996 are as follows:

                     CLASSIC RESTAURANTS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996


4.     Concentrations of Credit Risk (continued):

DEMAND DEPOSITS: The Company has demand deposits with local banks in Atlanta, Georgia; Clearwater, Florida and Boca Raton, Florida, with bank balances of $29,465 and $22,757 at December 31, 1995 and June 30, 1996. The Company has no policy requiring collateral or other security to support its deposits although all demand deposits with banks are federally insured up to $100,000 by the FDIC.

DEPOSITS: The Company's deposits are comprised of amounts held by various lessors of real property for security, last month's rent and utilities. The Company has no policy requiring collateral or other security to support its deposits.

The Company has short-term receivables due from three stockholders totaling $51,735 and $52,088 as of December 31, 1995. and June 30, 1996. These
receivables are uncollateralized. The Company's policy of requiring collateral or other security on loans made to officers or stockholders is determined on a case-by-case basis.

5.     Income Taxes:

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

At June 30, 1996, the Company has a net operating loss carryforward totaling approximately $3,000,000 that may be offset against future taxable income through 2011. No tax benefit has been reported in the accompanying financial statements, however, because the Company believes there exists a substantial possibility that the carryforward will expire unused. Accordingly, the tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount. The expected tax benefit that would result from applying federal statutory tax rates to the pre-tax loss differs from amounts reported in the financial statements because of the increase in the valuation allowance.

6.     Stockholders' Equity:

During 1994, the Company issued 78,852 shares of its Class A common stock in exchange for cash aggregating $221,688 net of related costs.

During 1994 the Company issued 39,013 shares of its Class A common stock for no consideration.

                     CLASSIC RESTAURANTS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996



6.     Stockholders' Equity (continued):

During September 1994, the Company issued 93,750 shares of Class A common stock valued at $300,000 to its majority shareholder, as partial repayment of amounts due said shareholders.

During 1995, the Company issued 133,400 shares of its Class A common stock. Net proceeds received for these shares was $223,425.

In December, 1995, the Company issued 200,000 shares of Class A common stock to its President, and 25,000 shares of Class A common stock to its Executive Vice President and Secretary, for services rendered. These shares were valued at $225,000 based on other stock sales during the month of December, 1995.

During 1995 the Company issued 5,050 shares of its Class A common stock for no consideration and canceled 500 shares of Class A common stock valued at $2,000.

During January, 1996 the Company issued 538,967 shares of its Class A common stock in conjunction with the share exchange agreement described in Note 9.

During February, 1996 the Company issued 150,000 shares of its Class A common stock in exchange for services valued at $150,000.

During March, 1996 through May, 1996 the Company issued 155,960 shares of its Class A common stock for cash aggregating $334,563.

7.     Leases:

The Company entered into a non-cancelable operating lease on a building in November 1992. The lease expires in November 1997 with an option to renew for an additional five years. The Company also had a nonrefundable $25,000 option to purchase the building for $1,300,000 which expired June 1, 1994. The Company did not exercise the option and recorded an expense of $25,000 in 1994.

In addition, the Company entered into a non-cancelable operating lease on a building in December 1993. The lease expires in August, 1999, with an option to renew for an additional five years. The lease provides that no rent is to be paid in the initial six months. Thereafter, the monthly rental amount will be $6,000, increasing to $6,500 and $7,000 in the nineteenth and thirty-first month of the lease, respectively. The Company is also responsible for its share of related property taxes and common area maintenance costs.

The Company also leases certain office equipment under various operating leases.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of June 30, 1996, for the next five years and thereafter are as follows:

                           Year ended June 30:
                           1997                               $ 170,852
                           1998                                 130,852
                           1999                                  78,359
                           2000                                  31,744
                           2001                                   3,120
                                                                 ------
                           Total                              $ 414,927
                                                               --------

The Company also rents various apartments under one year operating leases expiring through June, 1997 for total monthly rentals of $2,475.

Rent expense was $229,655,  $256,922,  and $126,732 during 1994,  1995, and 1996 respectively.

8.     Related Party Transactions:

During 1994, the Company's majority shareholder, repaid $309,550 on a promissory note owed to the Company. This shareholder also made $474,428 in advances to the Company during 1994, of which $300,000 was repaid with the issuance of Common stock (see Note 6). During 1995, this shareholder advanced the Company an additional $177,483. During 1996 $31,270 was repaid. The balances due this shareholder at December 31, 1995, and June 30, 1996 were $351,911 and $320,641, are unsecured and have no set interest or repayment terms. In addition, another shareholder made a $5,000 working capital advance to the Company during 1996 (see Note 3).

During 1996 $10,000 of interest was accrued and charged to operations related to these advances.

                     CLASSIC RESTAURANTS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996



9.     Recapitalization:

In June 1995, the Board of Directors of the Company entered into an agreement and plan of share exchange with two unrelated corporations, Casinos International, Inc. (Casinos) and Great American Resorts, Inc. The parties agreed that the Company will be merged with and into Casinos, with Casinos continuing its corporate existence and being the corporation surviving the share exchange. The effective date of the agreement was January 31, 1996. At the effective date, the Company became a wholly owned subsidiary of Casinos, and Casinos changed its name to Classic Restaurants International, Inc. and the existing members of the Board of Directors of Casinos resigned and were replaced by existing members of the Board of Directors of the Company. On the effective date, Casinos issued shares of its Casinos common stock to all non-dissenting shareholders of the Company in exchange for all of the issued and outstanding Company stock at an exchange rate of: one share of Casino Class A common stock for each one share of Company Class A common stock; one share of Casino Class B common stock for each one share of Company Class B common stock; and one share of Casino Class A common stock for each one share of Company Class A preferred stock. Shareholders of the Company had the right to dissent from the share exchange provided in this agreement and to obtain payment for their shares.

Pursuant to this agreement the shareholders of the Company received 2,173,665 shares of Class A common stock and 200,000 shares of Class B common stock in exchange for its issued and outstanding common and preferred shares. In addition, 538,967 shares of Class A common stock are held by the prior shareholders of Casinos. This transaction has been accounted for as a recapitalization of the Company and the issuance of 538,967 shares of Class A common stock for the net assets of Casinos and the forgiveness of the liability due to Casinos by the Company.

10.    Fair Value of Financial Instruments:

The fair value of the Company's cash and cash equivalents, employee advances and other receivables, deposits, accounts payable, accrued expenses and advance banquet deposits, approximates carrying value due to the short-term maturity of the instruments.

It was not practicable to estimate the fair value of the asset "Due from officer and stockholders" since these instruments are with related parties and have no set repayment terms. Additionally, it was not practicable to estimate the fair value of the liabilities "Notes payable and "Due to stockholders for the same reasons. See Note 3 for the terms of these liabilities.

                     CLASSIC RESTAURANTS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996


11.    Basis of Presentation:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at June 30, 1996, current liabilities exceed current assets by $976,147 and total liabilities exceed total assets by $438,961.

These factors create an uncertainty about the Company's ability to continue as a going concern. Management is planning to raise additional equity capital by undertaking a private offering of its common stock under Regulation D of the Securities Act of 1933 and raising up to $5,000,000. Management also is currently working on increasing revenues and reducing expenses.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management believes that actions presently being taken to raise capital and improve operating results provide the opportunity for the Company to continue as a going concern.
                                       30