Form 10QSB
period 1996-09-30
CLASSIC RESTAURANTS INTERNATIONAL INC /CO/
filed 1996-11-19
CIK 861058

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[x]          QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 1996

[ ]          TRANSITION REPORT PURSUANT SECTION 13 OF 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
   For the transition period from _____________________ to __________________

                         Commission file number 0-28704

                     CLASSIC RESTAURANTS INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

      COLORADO                                                   84-1122431
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                             Identification No.)


              3500 PARKWAY LANE, SUITE 435, NORCROSS, GEORGIA 30092
                    (Address of principal executive offices)

                                  (770)729-9010
                           (Issuer's telephone number)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___X___ No______

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:
             3,028,592 SHARES OF CLASS A COMMON STOCK, NO PAR VALUE
              200,000 SHARES OF CLASS B COMMON STOCK, NO PAR VALUE
                            AS OF SEPTEMBER 30, 1996

Transitional Small Business Disclosure Format (check one):  Yes_____  No ___X__

Exhibit index on page _______                               Page 1 of ____ pages

                     CLASSIC RESTAURANTS INTERNATIONAL, INC.


                                TABLE OF CONTENTS


PART I.         FINANCIAL INFORMATION                                  PAGE


   Item 1.         Financial Statements

                   Balance Sheet - September 30, 1996 (unaudited)          3

                   Statement of Operations - for the three months
                         ended September 30, 1996 (unaudited)              4

                   Statement of Cash Flows - for the three months
                         ended September 30, 1996 (unaudited)              5

                   Notes to Financial Statements                           6

   Item 2.         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     6

PART II. OTHER INFORMATION                                                 7

                      CLASSIC RESTAURANTS INTERNATIONAL INC
                                  BALANCE SHEET
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

                                     ASSETS
 CURRENT ASSETS:
     Cash and cash equivalents                                   $      16,148
     Accounts receivable - net oF ALLOWANCE                              1,196
     Inventory                                                          17,627
     Due from affiliates                                                56,388
     Prepaid expenses and other CURRENT ASSETS                          14,258
                                                                 --------------
       Total current assets                                            105,617
                                                                 --------------

 PROPERTY AND EQUIPMENT:
     Furniture and equipment                                           281,521
     Leasehold improvements                                            519,946
     Vehicles                                                            6,228
                                                                 --------------
       Total property and equipmENT                                    807,695
     Accumulated depreciation                                         (361,182)
                                                                 --------------
                                                                       446,513
                                                                 --------------
 OTHER ASSETS:
     Deposits                                                           38,939
     Organization costs, net of ACCUMULATED
       amortization of $7,777                                           22,223
                                                                 --------------
                                                                        61,162
                                                                 --------------
 TOTAL ASSETS                                                    $     613,292
                                                                 ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
 CURRENT LIABILITIES:
     Accounts payable                                            $     256,185
     Accrued expenses                                                   35,838
     Taxes (other than income) pAYABLE                                  49,634
     Due to stockholder                                                472,642
     Other current liabilities                                         127,137
                                                                 --------------
       Total current liabilities                                       941,436
                                                                 --------------

 NOTES AND LOANS PAYABLE
                                                                       338,448

 STOCKHOLDERS' DEFICIT:
    Common stock, Class A, no par value,
      1,800,000,000 shares authoRIZED,
      3,028,592 shares issued and outstanding                        2,583,157
    Common stock, Class B, no par value,
       200,000,000 shares authorized,
       200,000 share issued and OUTSTANDING                                200
    Accumulated deficit                                             (3,249,949)
                                                                 --------------
       Total stockholders' deficit                                    (666,592)
                                                                 --------------
 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $     613,292
                                                                 ==============

         The accompanying notes are an integral part of this statement.
                                       3

                      CLASSIC RESTAURANTS INTERNATIONAL INC
                                INCOME STATEMENT
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)


Net sales                                                        $      411,874

Operating expenses:
  Operating and maintenance                                             373,965
  General and administrative                                            250,632
  Depreciation and amortization                                          35,891
                                                                 --------------
    Total operating expenses                                            660,488
                                                                 --------------

Loss from operations                                                   (248,614)

Other income (expense):
  Other income                                                            7,000
  Interest income                                                           209
  Interest expense                                                       (6,226)
                                                                 --------------
                                                                            983
                                                                 --------------

                                                                 $     (247,631)
                                                                 ==============

Per share information:
  Weighted average shares outstanding                                 3,021,925
                                                                 ==============
  Net loss per share                                                     ($0.08)
                                                                 ==============



         The accompanying notes are an integral part of this statement.
                                       4

                      CLASSIC RESTAURANTS INTERNATIONAL INC
                             Statement of Cash Flows
                  For The Three Months Ended September 30, 1996
                                   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $     (247,631)
Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities -
    Depreciation and amortization                                        35,891
    Net changes in assets and liabilities -
      Decrease in accounts receivable                                     2,489
      Increase in inventory                                              (1,547)
      Increase in prepaid expenses                                         (313)
      Increase in accounts payable                                       69,091
      Decrease in accrued expenses                                     (115,181)
      Increase in taxes payable                                          49,634
      Increase in other current liabilities                              39,635
                                                                 --------------
        Total adjustments                                                79,699
                                                                 --------------
        Net cash used in operating activities                          (167,932)
                                                                 --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                   (4,859)
                                                                 --------------
        Net cash used by investing activities                            (4,859)
                                                                 --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances to affiliates                                                 (4,300)
  Payment of deposits                                                    (1,521)
  Advances from stockholders                                            152,001
  Net proceeds from issuance of common stock                             20,000
                                                                 --------------
        Net cash provided by financing activities                       166,180
                                                                 --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                (6,611)

CASH AND CASH EQUIVALENTS, beginning of period                           22,759
                                                                 --------------

CASH AND CASH EQUIVALENTS, end of period                         $       16,148
                                                                 ==============
         The accompanying notes are an integral part of this statement.
                                       5

                     CLASSIC RESTAURANTS INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of June 30, 1996 and for the three months then ended, including notes thereto included in the Company's Form 10-KSB.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996 and June 30, 1996, the Company had working capital deficiencies of $835,819 and $976,147, respectively. Currently liabilities were $941,436 and $1,084,704 on September 30, 1996 and June 30, 1996, respectively.

Currently, the Company is dependent upon advances from shareholders and the sale of stock to meet its financing needs. There is no guaranty that the Company will be unable to obtain additional financing from these sources. Subsequent to September 30, 1996, the Company completed a private placement of stock for gross proceeds of $500,000.

RESULTS OF OPERATIONS

The financial statements of the Company as of September 30, 1996, are not comparable to the Company's financial statements on September 30, 1995. The financial statements dated September 30, 1996, are those of its operating wholly-owned subsidiary, Classic Restaurants International, Inc., a Florida corporation, while the financial statements dated September 30, 1995 were those of what was formerly known as Casinos International, Inc. and its wholly-owned subsidiary, Great American Casinos, Inc.

For the three months ended September 30, 1996, the Company had net sales of $411,874 and operating expenses of $660,488, resulting in a loss from operations of $248,614 and a net loss of $247,631. The quarter ended September 30, 1996 traditionally has been the Company's worst operating quarter. The Company's restaurants are located in Florida and the business tends to be seasonal, with the best performance during the winter months. In contrast, net sales for the six months ended June 30, 1996 were $1,372,352.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.
                  Not Applicable

ITEM 2.           CHANGES IN SECURITIES.
                  Not Applicable

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.
                  Not Applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                  Not Applicable

ITEM 5.           OTHER INFORMATION.
                  Not Applicable

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
         A)       EXHIBITS

REGULATION                                                                                             SEQUENTIAL
S-B NUMBER                                             EXHIBIT                                        PAGE NUMBER
2                   PLAN OF PURCHASE, SALE, REORGANIZATION, ARRANGEMENT,                                  N/A
                    LIQUIDATION, SUCCESSION
3.1                 ARTICLES OF INCORPORATION, AS AMENDED (1)                                             N/A
3.2                 BYLAWS, AS AMENDED (2)                                                                N/A
4                   INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDER, INCLUDING                         N/A
                    INDENTURES
11                  STATEMENT RE COMPUTATION OF PER SHARE EARNINGS (3)                                    N/A
15                  LETTER ON UNAUDITED FINANCIAL INFORMATION (3)                                         N/A
18                  LETTER ON CHANGE IN ACCOUNTING PRINCIPLES                                             N/A
19                  REPORT FURNISHED TO SECURITY HOLDERS                                                  N/A
22                  PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE OF                               N/A
                    SECURITY HOLDERS
23                  CONSENTS OF EXPERTS AND COUNSEL                                                       N/A
24                  POWER OF ATTORNEY                                                                     N/A
27                  FINANCIAL DATA SCHEDULE

------------
(1) INCORPORATED BY REFERENCE TO THE EXHIBITS FILED WITH THE COMPANY'S ANNUAL REPORTS ON

         FORM 10-KSB FOR THE FISCAL YEARS ENDED JUNE 30, 1995 AND JUNE 30, 1994 AND THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED JANUARY 31, 1996, COMMISSION FILE NUMBER 033-33556-D.

(2) INCORPORATED BY REFERENCE TO THE EXHIBITS FILED WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED JUNE 30, 1994.

(3)      SEE PART I - FINANCIAL STATEMENTS.

         B)       REPORTS ON FORM 8-K:

                  The Company filed a report on Form 8-K dated July 1, 1996, reporting under Item 4. Changes in Registrant's Certifying Accountant, the engagement of Stark Tinter & Associates, LLC, as the Company's accountants.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CLASSIC RESTAURANTS INTERNATIONAL, INC.
                                  (Registrant)


Date:  November 19, 1996          By:/s/Caroline P. Anderson
                                  Caroline P. Anderson
                                  Executive Vice President and
                                  Chief Financial Officer


93096.10Q