Form 10QSB
period 1996-12-31
CLASSIC RESTAURANTS INTERNATIONAL INC /CO/
filed 1997-02-14
CIK 861058

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[x]         QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended: December 31, 1996

[ ]         TRANSITION REPORT PURSUANT SECTION 13 OF 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _________ to ________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___X___ No______

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:
             3,498,851 SHARES OF CLASS A COMMON STOCK, NO PAR VALUE
              200,000 SHARES OF CLASS B COMMON STOCK, NO PAR VALUE
                             AS OF DECEMBER 31, 1996

Transitional Small Business Disclosure Format (check one):  Yes_____  No ___X__

Exhibit index on page 13                                      Page 1 of 42 pages

                     CLASSIC RESTAURANTS INTERNATIONAL, INC.

                                TABLE OF CONTENTS


PART I.               FINANCIAL INFORMATION                                PAGE


    Item 1.         Financial Statements

                    Balance Sheet - December 31, 1996 (unaudited)            3

                    Statement of Operations - for the three months
                       ended December 31, 1996 (unaudited)                   4

                    Statement of Cash Flows - for the three months
                       ended December 31, 1996 (unaudited)                   5

                    Notes to Financial Statements                            6

    Item 2.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      6

PART II.            OTHER INFORMATION                                        9

                     CLASSIC RESTAURANTS INTERNATIONAL, INC
                                  BALANCE SHEET
                                DECEMBER 31, 1996
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                           $ 75,351
   Accounts receivable                                                   15,144
   Inventory                                                             21,237
   Due from affiliates                                                  169,713
   Prepaid and other current assets                                     297,242
                                                                       --------
       Total current assets                                             578,687

PROPERTY AND EQUIPMENT:
   Furniture and equipment                                              287,108
   Leasehold improvements                                               520,321
   Vehicles                                                               6,228
                                                                         ------
       Total property and equipment                                     813,657
    Accumulated depreciation                                           (396,470)
                                                                        417,187
OTHER ASSETS:
   Deposits                                                              39,119
   Organization costs, net of accumulated
     amortization of $8,388                                              21,612
                                                                        -------
                                                                         60,731

TOTAL ASSETS                                                        $ 1,056,605
                                                                      =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                  $ 222,792
    Accrued expenses                                                     25,322
    Taxes payable                                                        44,624
    Other current liabilities                                           141,984
                                                                       --------
       Total current liabilities                                        434,722

NOTES AND LOANS PAYABLE                                                 295,449

STOCKHOLDERS' EQUITY:
    Preferred stock, Series A, 20 shares
      at $25,000 stated value authorized,
      issued and outstanding                                            500,000
    Common stock, Class A, no par value,
      1,800,000,000 shares authorized,
      3,501,769 shares issued and outstanding                         3,422,545
    Common stock, Class B, no par value,
      200,000,000 shares authorized,
      200,000 shares issued and outstanding                                 200
    Accumulated deficit                                              (3,596,311)
       Total stockholders' equity                                       326,434
                                                                       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 1,056,605
                                                                     ==========
       The accompanying notes are an integral part of this balance sheet.

                     CLASSIC RESTAURANTS INTERNATIONAL, INC
                               STATEMENTS OF LOSS
                                   (UNAUDITED)

                                                          For the three months       For the six months
                                                            ended December 31,       ended December 31,
                                                                 1996                        1996

Net Sales                                                      $ 703,959                   $1,115,833


Operating Expenses:

   Operating and maintenance                                     547,639                      921,604
   General and administrative                                    444,310                      694,941
   Depreciation and amortization                                  35,899                       71,789
                                                                 -------                      -------
       Total  Operating Expenses                               1,027,848                    1,688,334
                                                              ----------                   ----------

Loss From Operations                                            (323,889)                    (572,501)
                                                               ----------                   ----------

Other Income (expense):
   Other income                                                       -                         7,000
   Interest income                                                   201                          410
   Interest Expense                                              (22,676)                     (28,902)
                                                                ---------                    ---------
                                                                 (22,475)                     (21,492)
                                                                ---------                    ---------

Net Loss                                                      $ (346,364)                  $ (593,993)
                                                               ==========                  ===========


Per share information:

   Weighted average shares
   outstanding
      Primary                                                  3,249,512                    3,135,719
                                                               =========                    =========

      Fully Diluted                                            3,527,289                    3,274,607
                                                               =========                    =========

   Net loss per share:
      Primary                                                    $ (0.11)                       $ (0.19)
                                                                  ======                         ======

      Fully Diluted                                              $ (0.10)                       $ (0.18)
                                                                  ======                         ======




        The accompanying notes are an integral part of these statements.

                     CLASSIC RESTAURANTS INTERNATIONAL, INC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   For the three months      For the six months
                                                                      ended December 31,      ended December 31,
                                                                             1996                   1996
                                                                          ----------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $   (346,363)          $  (593,993)
                                                                         ------------           -----------
   Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities -
         Depreciation and amortization                                         35,899                71,789
         Net changes in assets and liabilities -
         Increase in accounts receivable                                      (13,948)              (11,459)
         Increase in inventory                                                 (3,610)               (5,157)
         Increase in prepaid expenses                                        (282,984)             (283,297)
         (Decrease) and increase in trade accounts payable                    (33,393)               35,698
         Decrease in accrued expenses                                         (10,516)             (125,697)
         (Decrease) and increase in taxes payable                              (5,010)               44,624
         Increase in other current liabilities                                 14,848                54,483
                                                                               ------               -------
         Total adjustments                                                   (298,714)             (219,016)
                                                                            ----------            ----------
         Net cash used in operating activities                               (645,077)             (813,009)
                                                                            ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                  (5,962)              (10,821)
                                                                              --------             ---------
         Net cash used in investing activities                                 (5,962)              (10,821)
                                                                              --------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Payment of deposits                                                     (180)               (1,701)
         Advances to affiliates                                              (113,325)             (117,625)
         Payment of advances from stockholders                               (472,642)             (320,641)
         Payment of long-term debt                                            (42,999)              (42,999)
         Proceeds from stock issuance                                       1,339,388             1,359,388
                                                                            ---------            ----------
         Net cash provided by financing activities                            710,242               876,422
                                                                             --------              --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      59,203                52,592

CASH AND CASH EQUIVALENTS, beginning of period                                 16,148                22,759
                                                                              -------               -------

CASH AND CASH EQUIVALENTS, end of period                                  $    75,351           $    75,351
                                                                              =======              ========

        The accompanying notes are an integral part of these statements.


                     CLASSIC RESTAURANTS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of June 30, 1996, and the notes thereto, included in the Company's Form 10-KSB.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996 the Company had a working capital surplus of $143,965, compared to a working capital deficiency $976,147 on June 30, 1996. On December 31, 1996, and June 30, 1996, the Company had cash and cash equivalents of $75,351, and $22,759, respectively. The increase in working capital can be attributed to a number of items.

In October 1996, the Company completed a private placement of stock for gross proceeds of $500,000. The proceeds of this offering resulted in an increase in both cash and working capital. The Company has entered into consulting agreements with Cambria Investment Group, Ltd. and Continental Capital and
Equity Corporation to assist the Company with its shareholder and public relations. The Company prepaid these agreements, with cash and stock, which contributed to the increase in current assets, and working capital. The stock issued under these agreements was valued at $258,750, which will be amortized over the life of the agreements. Of the $50,000 in cash which was paid under the agreements, $23,000 has been included in general and administrative expenses for the 6 months ended December 31, 1996.

Also, an increase in the amount payable from affiliates increased current assets and working capital. A portion of the amount due from affiliates is attributed to the $60,000 earnest money deposits made under the Stock Purchase Agreement described below under Results of Operations.

A note which was due to an affiliate of the Company, in the amount of $426,141, was converted into Class A Common Stock, resulting in a reduction of current liabilities and an increase in working capital and stockholders' equity. Current liabilities were $434,722 and $1,084,704 on December 31, 1996 and June 30, 1996, respectively. On December 31, 1996, and June 30, 1996, total liabilities were $730,171 and $1,084,704, respectively.

The differences in current liabilities and total liabilities between June 30, 1996 and December 31, 1996, are attributable to the reclassification of certain debts, from current liabilities to notes and loans payable, and the conversion of the note due to a stockholder into Class A Common Stock.

On December 31, 1996, the Company had total stockholders' equity of $326,434, contrasted with a stockholders' deficit of $438,961 on June 30, 1996. The private placement for $500,000, along with the conversion into equity of a note due to a shareholder and the stock issued under the consulting agreements, contributed to the increase in stockholders' equity. Also, the Company has sold subscriptions for Series B Convertible Preferred Stock which, until the Company is authorized to issue this stock, has been accounted for as equity investments in Class A Common Shares.

Currently, the Company is dependent upon advances from shareholders and the sale of stock to meet its financing needs. There is no guaranty that the Company will be able to obtain additional financing from these sources.

RESULTS OF OPERATIONS

The financial statements of the Company as of December 31, 1996, are not comparable to the Company's financial statements on December 31, 1995. The financial statements dated December 31, 1996, are those of the Company and its wholly-owned operating subsidiary, Classic Restaurants International, Inc., a Florida corporation, while the financial statements dated December 31, 1995 were those of what was formerly known as Casinos International, Inc. and its wholly-owned subsidiary, Great American Casinos, Inc.

For the three and six months ended December 31, 1996, the Company had net sales of $703,959 and $1,115,833, respectively. In contrast, net sales for the six months ended June 30, 1996 were $1,372,352. For the six months ended December 31, 1996, operating expenses were $1,688,334, as compared to $1,800,238 for the six months ended June 30, 1996. The Company experienced a loss from operations of $572,501 and a net loss of $593,993, for the six months ended December 31, 1996. In contrast, for the six months ended June 30, 1996, the Company had a loss from operations of $427,886 and a net loss of $446,467.

Operating expenses for the six months ended December 31, 1996, were $921,604, in contrast to $1,247,567 for the six months ended June 30, 1996. The Company's general and administrative expenses were $694,941 and $480,960 for the six months ended December 31, 1996 and June 30, 1996, respectively. Interest expense for the six months ended December 31, 1996, was $28,902, compared to $18,881 for the six months ended June 30, 1996. Due to the seasonality of the Company's business, and the changes which the Company has undergone during the past year, the Company does not believe that expenses for the the six months ending December 31, 1996 and the six months ending June 30, 1996 are comparable.

On October 18, 1996, the Company entered into a Stock Purchase Agreement with Joseph Rollins to purchase a 67.5% interest in Jocks & Jills Prado, Inc. ("Prado") and a 60.75% interest in Divine Events, Inc. ("Divine"). Prado does business under the name Frankie's Food - Sports - Spirits, a sports bar located in Atlanta, Georgia. The Company made an earnest money deposit of $50,000 and made an additional $10,000 deposit for an extension of the Closing Date.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

                  Not Applicable.

ITEM 2.           CHANGES IN SECURITIES.

                  October 10, 1996, the Company's Board of Directors authorized the creation of a Series A Convertible Preferred Stock, and the issuance of 20 shares of the Series A Convertible Preferred Stock along with a Common Stock Purchase Warrant for an aggregate price of $500,000. The terms of the Series A Convertible Preferred Stock, require the Company to redeem the shares twelve (12) months after issuance, and entitle the holder to a $25,000 liquidation preference over the holders of the Company's equity securities. The Series A Preferred Stock holders are entitled to vote with the Class A Common Stock holders, and are entitled to the number of votes equal to the number of shares of Class A Common Stock into which the Series A Preferred Stock could be converted at the record date for such a vote, or if no record date is determined, the date of the vote or the date the written consent of shareholders is solicited. The Series A Convertible Preferred Stock may be converted into Class A Common Stock 45 days after issuance. The number of shares into which the Series A Convertible Preferred Stock may be converted is calculated by dividing $25,000 by the "conversion price," which is the lesser of the closing bid price on the date of subscription, or sixty percent (60%) of the average closing bid price for a period of three (3) trading days immediately preceding the date of conversion. The conversion price may be adjusted from time to time by the Board of Directors as set forth in the Articles of Incorporation. No fractional shares will be issued upon conversion, instead the Company will pay cash equal to the fair value of the Class A Common Stock as determined by the Board of Directors. Pursuant to the terms of the Series A Convertible Preferred Stock, the Company may not amend its Articles of Incorporation in any manner which would materially alter or change the powers, preferences, or special rights of the Series A Convertible Preferred shareholders, without the approval of such amendment by two-thirds (2/3) of the outstanding shares of Series A Convertible Preferred Stock, voting together as a class. Also, the Company is limited in its redemption, retirement, purchase, or acquisition of any class or series of common stock, and the issuance of any class or equity securities. The Company's Articles of Incorporation, which describe in detail the provisions applicable to the Series A Convertible Preferred Stock, are attached as an exhibit to this report.

                  The purchaser of the Series A Convertible Preferred Stock, Ocean Funding (BVI), Ltd., is not a U.S. citizen, therefore, the Company issued these securities pursuant to the exemption provided by Regulation S. Pursuant to the terms of the Common Stock Purchase Warrant and the Series A Convertible Preferred Stock, the Company has set aside and reserved 446,000 shares of the Company's Class A Common Stock.

                  The Common Stock Purchase Warrant entitles the holder to purchase up to 295,000 shares of the Company's Class A Common Stock. The terms of the Common Stock Purchase Warrant (the "Warrant") provide that the Company will reserve 295,000 shares of the Class A Common Stock for issuance upon exercise of the warrant. The Warrant could be exercised, until December 15, 1996, at a price of $1.70 per share, and thereafter at a price of either $1.70 per share or sixty percent (60%) of the closing bid for the Class A Common Stock. The terms of the Warrant also provide for an adjustment in the number of shares the holder is entitled to purchase, and the purchase price, in the event the Company subdivides or combines its outstanding shares of common stock. Subsequent to December, 1996, the holder exercised its option to purchase 95,238 shares of the Company's common stock for $ 0.525 per share ($49,999.95). This stock was issued pursuant to the registration exemption provided by Regulation S.

                  The Board of Directors, on October 28, 1996, authorized the issuance of 130,000 shares of the Corporation's Class A Common Stock to Continental Capital & Equity Corporation ("CCEC"), in consideration for CCEC's services. Eighty thousand (80,000) of these shares were registered on a Form S-8 filed with the Securities and Exchange Commission. The other 50,000 shares were not registered, based on the exemption provided by
                  Section 4(2) of the Securities Act. Management relied upon this exemption because of the non-public nature of the sale and the sophistication of CCEC and its directors.

                  On December 16, 1996, the Company issued 30,000 shares of Class A Common Stock to Dale McMackin, a shareholder of the Company, at a price of $2.00 per share. The Company relied on the registration exemption provided by Section 4(2) of the Securities Act, due to the non-public nature of the offering.

                  On December 20, 1996, the Company's Board of Directors authorized the issuance of 247,759 shares of Class A Common Stock. These shares were issued as follows:

                           Employees received 2,250 shares as an annual bonus in recognition of loyal service and as an incentive to continue with the Company. These employees were Arthur Barnes, Ruth Barlow, Joe Camper, Gary Wyatt, Leo Heitzman, Linda Ruth, and Dawn DeCarlo.

                           Crown Resources, Inc. ("Crown") received 243,509 shares in payment of $426,140.82 of debt. Crown is controlled by James Robert Shaw, a director of the Company.

                           Jerry W. Carter, a director of the Company, was issued 2,000 shares of Class A Common Stock, and 1,000 shares of Series B Convertible Preferred Stock, when authorized, for services rendered to the Corporation, valued at $18,500.

                           All of the Class A Common Stock shares were valued at a $1.75 per share, which was 70% of the current bid price of $2.50 per share. The Series B Convertible Preferred Stock will be valued at $15.00 per share. The Company issued these shares without registration, based upon the exemption provided by Section 4(2) of the Securities Act. Management believed this exemption was available because of the non-public nature of the transactions and the shares were issued to employees and directors.

         On December 10, 1996, the Board of Directors authorized the issuance of 10,000 shares of Series B Convertible Preferred Stock, for an aggregate price of $150,000. As of December 31, 1996, subscriptions and payments for 2,918 shares of Series B Convertible Preferred Stock had been received by the Company, including the 1,000 shares which were issued to Jerry W. Carter, as previously mentioned. However, as of December 31, 1996, the Company had not filed an amendment to the Articles of Incorporation to authorize the Series B Convertible Preferred Stock. The payments which were received for the Series B Convertible Preferred Stock have been accounted for as equity investments in Class A Common Shares, until such time as the Company is authorized to issue the Series B Convertible Preferred Stock. The Company intends to offer and sell the Series B Convertible Preferred Stock under the terms of Rule 506 of Regulation D. The Company believes that the sales prior to December 31, 1996, may qualify for the registration exemption provided by Section 4(2) given the non-public nature of the offering and that the subscribers are current shareholders of the Company, with the exception of Jerry W. Carter, who is a director of the Company. Pursuant to the terms of the Series B Convertible Preferred Stock, the Company has set aside and reserved 100,000 shares of Class A Common Stock.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  Not Applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not Applicable.

ITEM 5.           OTHER INFORMATION.

                  Not Applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
         A)       EXHIBITS

REGULATION                                                                                              SEQUENTIAL
S-B NUMBER                                                EXHIBIT                                          PAGE
                                                                                                          NUMBER
2                       PLAN OF PURCHASE, SALE, REORGANIZATION, ARRANGEMENT,                               N/A
                        LIQUIDATION, SUCCESSION
3.1                     ARTICLES OF INCORPORATION, AS AMENDED                                               14
3.2                     BYLAWS, AS AMENDED (1)                                                             N/A
4.1                     ARTICLES OF INCORPORATION (2)                                                      N/A
10.1                    STOCK PURCHASE AGREEMENT WITH JOCKS & JILLS PRADO, INC.                             33
                        AND DIVINE EVENTS, INC.
10.2                    Client Service Agreement with Continental Capital &                                N/A
                        Equity Corporation dated October 11, 1996 (3)
10.3                    Consulting Agreement with Cambria Investment Group,                                N/A
                        Ltd. (3)
11                      STATEMENT RE COMPUTATION OF PER SHARE EARNINGS (4)                                 N/A
15                      LETTER ON UNAUDITED FINANCIAL INFORMATION (4)                                      N/A
18                      LETTER ON CHANGE IN ACCOUNTING PRINCIPLES                                          N/A
19                      REPORT FURNISHED TO SECURITY HOLDERS                                               N/A
22                      PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE OF                            N/A
                        SECURITY HOLDERS
23                      CONSENTS OF EXPERTS AND COUNSEL                                                    N/A
24                      POWER OF ATTORNEY                                                                  N/A
27                      FINANCIAL DATA SCHEDULE                                                             41
------------

(1) INCORPORATED BY REFERENCE TO THE EXHIBITS FILED WITH THE COMPANY'S ANNUAL REPORTS ON FORM 10-KSB FOR THE FISCAL YEARS ENDED JUNE 30, 1995 AND JUNE 30, 1994 AND THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED JANUARY 31, 1996, COMMISSION FILE NUMBER 033-33556-D.

(2) THE APPLICABLE PROVISIONS OF THE ARTICLES OF INCORPORATION WHICH HAVE BEEN CHANGED MAY BE FOUND IN EXHIBIT 3.1.

(3) INCORPORATED BY REFERENCE TO THE EXHIBITS FILED WITH THE FORM S-8 FILED ON NOVEMBER 11, 1996, WITH THE SECURITIES AND EXCHANGE COMMISSION, FILE NUMBER 333-1609.

(4)      SEE PART I - FINANCIAL STATEMENTS.

         B)       REPORTS ON FORM 8-K:

                  None.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CLASSIC RESTAURANTS INTERNATIONAL, INC.
                                      (Registrant)


Date:  February 14, 1996               By:/s/Caroline P. Anderson
                                          Caroline P. Anderson
                                          Executive Vice President and
                                          Chief Financial Officer


123196.10Q