Form 10QSB/A
period 1996-12-31
CLASSIC RESTAURANTS INTERNATIONAL INC /CO/
filed 1997-02-20
CIK 861058

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1
(Mark One)
[x]          QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended: December 31, 1996

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

Transitional Small Business Disclosure Format (check one):  Yes______  No __X___

Exhibit index on page 12                                      Page 1 of 14 pages

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

Also, an increase in the amount payable from affiliates increased current assets and working capital. A portion of the amount due from affiliates is attributed to the $60,000 earnest money deposits made under the Stock Purchase Agreement described below under Results of Operations. The Stock Purchase Agreement was terminated subsequent to the date of this report, therefore, the financial statements included in this report do not reflect an expense for these deposits.

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

Operating expenses for the six months ended December 31, 1996, were $921,604, in contrast to $1,247,567 for the six months ended June 30, 1996. The Company's general and administrative expenses were $694,941 and $480,960 for the six months ended December 31, 1996 and June 30, 1996, respectively. Interest expense for the six months ended December 31, 1996, was $28,902, compared to $18,881 for the six months ended June 30, 1996. Due to the seasonality of the Company's business, and the changes which the Company has undergone during the past year, the Company does not believe that expenses for the six months ending December 31, 1996 and the six months ending June 30, 1996 are comparable.

On October 18, 1996, the Company entered into a Stock Purchase Agreement with Joseph Rollins to purchase a 67.5% interest in Jocks & Jills Prado, Inc. ("Prado") and a 60.75% interest in Divine Events, Inc. ("Divine"). Prado does business under the name Frankie's Food - Sports - Spirits, a sports bar located in Atlanta, Georgia. The Company made an earnest money deposit of $50,000 and made an additional $10,000 deposit for an extension of the Closing Date. However, the Stock Purchase Agreement was terminated subsequent to the date of this report, and the financial statements included in this report do not reflect an expense for these deposits.

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

                  Not Applicable.

ITEM 5.           OTHER INFORMATION.

                  Not Applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         A)       EXHIBITS
REGULATION                                                                                              SEQUENTIAL
S-B NUMBER                                                EXHIBIT                                          PAGE
                                                                                                          NUMBER
2                       PLAN OF PURCHASE, SALE, REORGANIZATION, ARRANGEMENT,                               N/A
                        LIQUIDATION, SUCCESSION
3.1                     ARTICLES OF INCORPORATION, AS AMENDED (1)                                          N/A
3.2                     BYLAWS, AS AMENDED (2)                                                             N/A
4.1                     ARTICLES OF INCORPORATION (3)                                                      N/A
10.1                    STOCK PURCHASE AGREEMENT WITH JOCKS & JILLS PRADO, INC.                            N/A
                        AND DIVINE EVENTS, INC. (1)
10.2                    Client Service Agreement with Continental Capital &                                N/A
                        Equity Corporation dated October 11, 1996 (4)
10.3                    Consulting Agreement with Cambria Investment Group,                                N/A
                        Ltd. (4)
11                      STATEMENT RE COMPUTATION OF PER SHARE EARNINGS (5)                                 N/A
15                      LETTER ON UNAUDITED FINANCIAL INFORMATION (5)                                      N/A
18                      LETTER ON CHANGE IN ACCOUNTING PRINCIPLES                                          N/A
19                      REPORT FURNISHED TO SECURITY HOLDERS                                               N/A
22                      PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE OF                            N/A
                        SECURITY HOLDERS
23                      CONSENTS OF EXPERTS AND COUNSEL                                                    N/A
24                      POWER OF ATTORNEY                                                                  N/A
27                      FINANCIAL DATA SCHEDULE                                                             15

------------
(1) INCORPORATED BY REFERENCE TO THE EXHIBITS FILED WITH THE COMPANY'S FORM 10-QSB FOR THE PERIOD ENDING DECEMBER 31, 1996.

(2) INCORPORATED BY REFERENCE TO THE EXHIBITS FILED WITH THE COMPANY'S ANNUAL REPORTS ON FORM 10-KSB FOR THE FISCAL YEARS ENDED JUNE 30, 1995 AND JUNE 30, 1994 AND THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED JANUARY 31, 1996, COMMISSION FILE NUMBER 033-33556-D.

(3) THE APPLICABLE PROVISIONS OF THE ARTICLES OF INCORPORATION WHICH HAVE BEEN CHANGED MAY BE FOUND IN EXHIBIT 3.1.

(4) INCORPORATED BY REFERENCE TO THE EXHIBITS FILED WITH THE FORM S-8 FILED ON NOVEMBER 11, 1996, WITH THE SECURITIES AND EXCHANGE COMMISSION, FILE NUMBER 333-1609.

(5)      SEE PART I - FINANCIAL STATEMENTS.

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

                                       CLASSIC RESTAURANTS INTERNATIONAL, INC.
                                       (Registrant)


Date:  February 20, 1996               By:/s/Caroline P. Anderson
                                          Caroline P. Anderson
                                          Executive Vice President
                                          and Chief Financial Officer


123196.AM1