Form 10QSB
period 1997-03-31
CLASSIC RESTAURANTS INTERNATIONAL INC /CO/
filed 1997-05-15
CIK 861058

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[x]         QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 1997

[ ]         TRANSITION REPORT PURSUANT SECTION 13 OF 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________________ to _______________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No ______

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:
             3,594,089 SHARES OF CLASS A COMMON STOCK, NO PAR VALUE
              200,000 SHARES OF CLASS B COMMON STOCK, NO PAR VALUE
                              AS OF MARCH 31, 1997

Transitional Small Business Disclosure Format (check one):  Yes_____  No ___X__

Exhibit index on page 10                                      Page 1 of 18 pages

                     CLASSIC RESTAURANTS INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                         PAGE

PART I.           FINANCIAL INFORMATION

     Item 1.         Financial Statements

                     Consolidated Balance Sheet dated March 31, 1997        3
                     Consolidated Statement of Operations                   4
                     Consolidated Statements of Cash Flows for the
                      Nine Months Ended March 31, 1996 and 1997             5
                     Notes to Financial Statements                          6

     Item 2.         Management's Discussion and Analysis of Financial      6
                     Condition and Results of Operations


PART II.             OTHER INFORMATION                                      9


                                  CLASSIC RESTAURANTS INTERNATIONAL, INC
                                        CONSOLIDATED BALANCE SHEET
                                              MARCH 31, 1997
                                               (UNAUDITED)

                                                  ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                               $ 32,866
   Accounts receivable                                                                       22,654
   Inventory                                                                                 15,811
   Due from affiliates                                                                       84,452
   Prepaid and other current assets                                                         155,295
                                                                                           --------
       Total current assets                                                                 311,078

PROPERTY AND EQUIPMENT:
   Furniture and equipment                                                                  288,198
   Leasehold improvements                                                                   520,321
   Vehicles                                                                                   6,228
                                                                                             ------
       Total property and equipment                                                         814,747
    Accumulated depreciation                                                               (431,758)
                                                                                            382,989
OTHER ASSETS:
   Deposits                                                                                  39,119
   Organization costs, net of accumulated
     amortization of $8,998                                                                  21,002
                                                                                            -------
                                                                                             60,121

TOTAL ASSETS                                                                              $ 754,188
                                                                                            =======
                                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                                      $ 263,447
    Accrued expenses                                                                         21,087
    Taxes payable                                                                            32,572
    Other current liabilities                                                               130,783
                                                                                           --------
       Total current liabilities                                                            447,889

NOTES AND LOANS PAYABLE                                                                     294,949

STOCKHOLDERS' EQUITY:
    Preferred stock, Series A, 18 shares
      at $25,000 stated value authorized,
      issued and outstanding                                                                450,000
    Common stock, Class A, no par value,
      1,800,000,000 shares authorized,
      3,594,089 shares issued and outstanding                                             3,472,545
    Common stock, Class B, no par value,
      200,000,000 shares authorized,
      200,000 shares issued and outstanding                                                     200
    Accumulated deficit                                                                  (3,911,395)
                                                                                         ----------
       Total stockholders' equity                                                            11,350
                                                                                            -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 754,188

                                                                                           ========

       The accompanying notes are an integral part of this balance sheet.

                     CLASSIC RESTAURANTS INTERNATIONAL, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 For the three months                    For the nine months
                                                    ended March 31,                         ended March 31,
                                                   1996           1997                     1996           1997
                                                  ------         ------                   ------         -----

Net Sales                                      $ 875,500      $ 715,948              $ 1,153,150     $1,831,781


Operating Expenses:

   Operating and maintenance                     568,353        498,284                  882,716      1,419,888
   General and administrative                    253,126        483,589                  351,273      1,178,530
   Depreciation and amortization                  35,573         35,899                  100,812        107,688
                                                 -------        -------                 --------       --------
       Total  Operating Expenses                 857,052      1,017,772                1,334,801      2,706,106
                                                --------      ---------               ----------     ----------

Income (Loss) From Operations                     18,448      (301,824)                (181,651)      (874,325)
                                                 =======      ========                =========      =========

Other Income (expense):
   Other income                                       -              -                        -           7,000
   Interest income                                    -              -                        -             410
   Interest Expense                              (1,890)       (13,260)                (124,439)       (42,162)
                                                -------       --------                ---------       --------
                                                 (1,890)       (13,260)                (124,439)       (34,752)
                                                -------       --------                ---------       --------

Net Income (Loss)                               $ 16,558    $ (315,084)              $ (306,090)    $ (909,077)
                                                 =======     =========                =========      =========


Per share information:

   Weighted average shares
   outstanding

      Primary                                  3,259,632      3,698,851                3,259,632       3,456,763
                                               =========      =========                =========       =========

   Net income (loss) per share:

      Primary                                     $ 0.01       $ (0.09)                 $ (0.09)        $ (0.26)
                                                   =====        ======                   ======          ======











        The accompanying notes are an integral part of these statements.

                                  CLASSIC RESTAURANTS INTERNATIONAL, INC
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1997
                                               (UNAUDITED)


                                                                          1996             1997
                                                                       ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                     $ (306,090)       $ (909,077)
                                                                       ---------         ---------
         Adjustments to reconcile net loss to net
           cash provided by (used in) operating activities -
             Depreciation and amortization                               100,812           107,688
             Net changes in assets and liabilities -
                Decrease (increase) in accounts receivable                 1,709           (18,969)
                Decrease in inventory                                      1,388               269
                Increase in prepaid expenses                             (42,175)         (141,350)
                Decrease in bank overdrafts                              (35,035)               -
                (Decrease) increase in trade accounts payable           (125,228)           76,353
                Decrease in accrued expenses                            (253,193)         (129,932)
                Increase in taxes payable                                165,724            32,572
                Increase in other current liabilities                     37,650            43,281
                                                                       ---------        ----------
                   Total adjustments                                    (148,348)          (30,088)
                                                                       ---------        ----------

                   Net cash used in operating activities                (454,438)         (939,165)
                                                                       ---------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Advance to stockholder                                         (402,158)               -
         Capital expenditures                                           (273,794)          (11,911)
         Organization costs                                                 (656)               -
                                                                       ---------        ----------
         Net cash used in investing activities                          (676,608)          (11,911)
                                                                       ---------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from related party                                   1,018,514                -
         Receipt of stock subscription                                   230,000                -
         Payment of deposits                                            (31,591)            (1,701)
         Advances to affiliates                                         (195,772)          (32,364)
         Payment of advances from stockholders                                -           (320,641)
         Payment of long-term debt                                      (111,398)          (43,499)
         Proceeds from stock issuance                                    276,500         1,359,388
                                                                       ---------         ---------
             Net cash provided by financing activities                 1,186,253           961,183
                                                                       ---------         ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 55,207            10,107

CASH AND CASH EQUIVALENTS, beginning of period                             3,160            22,759
                                                                       ---------         ---------

CASH AND CASH EQUIVALENTS, end of period                              $   58,367        $   32,866
                                                                       =========         =========















        The accompanying notes are an integral part of these statements.

                               CLASSIC RESTAURANTS INTERNATIONAL, INC.
                                    NOTES TO FINANCIAL STATEMENTS
                                           MARCH 31, 1997
                                             (UNAUDITED)

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

2.       COMMON STOCK

         For the period July 1, 1996 to March 31, 1997, 575,497 additional shares of Class A common stock were issued.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997 the Company had a working capital deficit of $136,811, compared to a working capital deficit of $297,316 on March 31, 1996. On March 31, 1997, and March 31, 1996, the Company had cash and cash equivalents of $32,866, and $58,367, respectively. The increase in working capital can be attributed to a number of items.

The Company has entered into a consulting agreement with Continental Capital and Equity Corporation ("Continental Capital") to assist the Company with its public relations and promotional activities. The Company prepaid this agreement, with cash and stock, which contributed to the increase in current assets, and working capital. The stock issued under this agreement was valued at $258,750, which will be amortized over the life of the agreement. Of the $50,000 in cash which was paid under the agreement, and the $258,750 of stock issued, $165,875 has been included in general and administrative expenses for the nine months ended March 31, 1997. Also, an increase in the amount payable from affiliates resulted in an increase to current assets and working capital.

Current liabilities were $447,889 and $464,015 on March 31, 1997 and March 31, 1996, respectively. On March 31, 1997, and March 31, 1996, total liabilities were $742,838 and $929,202, respectively.

The difference in total liabilities between March 31, 1997 and March 31, 1996, is primarily attributable to the conversion of the note due to a stockholder into Class A Common Stock.

On March 31, 1997, the Company had total stockholders' equity of $11,350, contrasted with a stockholders' deficit of $183,999 on March 31, 1996. A private placement for $500,000, in October, 1996, along with the conversion into equity of a note due to a shareholder and the stock issued under the consulting agreements, contributed to the increase in stockholders' equity.

The Company has received subscriptions for 2,918 shares of Series B Convertible Preferred Stock which, until the Company is authorized to issue this stock, has been accounted for as equity investments in Class A Common Shares.

Currently, the Company is dependent upon advances from shareholders and the sale of stock to meet its financing needs. There is no guaranty that the Company will be able to obtain additional financing from these sources.

RESULTS OF OPERATIONS

The financial statements of the Company for the nine months ended March 31, 1997, are not comparable to the Company's financial statements for the nine months ended March 31, 1996. Due to the Share Exchange which took place in January of 1996, the financial statements for the nine months ended March 31, 1996 were those of the Company (formerly known as Casinos International, Inc. and its wholly-owned subsidiary, Great American Casinos, Inc.), which are not comparable to the financial statements of the Company and its wholly-owned operating subsidiaries, Classic Restaurants International, Inc., a Florida corporation, and Musicana Clearwater, Inc., a Florida corporation, dated March 31, 1997.

For the three and nine months ended March 31, 1997, the Company had net sales of $715,948 and $1,831,781, respectively. In contrast, net sales for the nine months ended March 31, 1996 were $1,153,150. For the nine months ended March 31, 1997, operating expenses were $2,706,106, as compared to $1,334,801 for the nine months ended March 31, 1996. The Company experienced a loss from operations of $874,325 and a net loss of $909,077, for the nine months ended March 31, 1997. In contrast, for the nine months ended March 31, 1996, the Company had a loss from operations of $181,651 and a net loss of $306,090.

Operating and maintenance expenses for the nine months ended March 31, 1997, were $1,419,888, in contrast to $882,716 for the nine months ended March 31, 1996. The Company's general and administrative expenses were $1,178,530 and $351,273 for the nine months ended March 31, 1997 and March 31, 1996, respectively. General and Administrative expenses for the nine months ending March 31, 1997 include, among other things, Accounting Fees ($56,422), Advertising ($49,608), Consulting Fees ($192,085), Legal Fees ($64,689), Loan Fee Expense ($39,375), Promotion Expense ($173,382), Rent ($203,064), Travel ($31,054) and Abandoned Projects ($60,000).

Consulting fees include, among other items, the previously mentioned expenses for the Company's agreements with Continental Capital and Bridgewater, along with an expense of $84,375 related to an expired consulting agreement the Company entered into with Cambria Investment Group, Ltd.

In October, 1996, the Company entered into a six (6) month Financial Services Agreement with Bridgewater Capital Corporation ("Bridgewater"), pursuant to which Bridgewater will perform investment banking activities for the Company. Under this agreement, $50,000 has been included in general and administrative expenses for the nine months ended March 31, 1997, of which $10,000 was paid in cash and the balance of the agreement was paid in April 1997 with 65,000 shares of stock registered with the Securities and Exchange Commission on Form S-8.

Interest expense for the nine months ended March 31, 1997, was $42,162, compared to $124,439 for the nine months ended March 31, 1996.

On October 18, 1996, the Company entered into a Stock Purchase Agreement with Joseph Rollins to purchase a 67.5% interest in Jocks & Jills Prado, Inc. ("Prado") and a 60.75% interest in Divine Events, Inc. ("Divine"). Prado does business under the name Frankie's Food - Sports - Spirits, a sports bar located in Atlanta, Georgia. The Company made an earnest money deposit of $50,000 and made an additional $10,000 deposit for an extension of the Closing Date. The Stock Purchase Agreement was terminated on February 7, 1997, and the deposits of $60,000 have been included in the Company's General and Administrative expenses for the three and nine months ended March 31, 1997.

The Company has entered into a non-binding letter of intent with Main Event, Inc., a Delaware corporation ("Main Event"), pursuant to which the Company and Main Event were to negotiate the terms of a merger and share exchange by April 30, 1997. Pursuant to a letter dated May 15, 1997, the letter of intent has been extended to May 23, 1997. Main Event is a privately held restaurant and entertainment management company based in Dallas, Texas. Main Event, through partnerships in which it is a general and limited partner, creates, develops, and operates multi-venue restaurant and attraction complexes.

Any such merger is contingent upon the Company having sufficient capital resources to provide for its operations until such time that an offering of securities can be made. The terms of the transaction with Main Event have not been finalized, and management does not know if or when such a transaction will take place.

                                     PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

                  On May 2, 1997, Mark Shoom filed a lawsuit against the Company and James R. Shaw, individually, in the State Court of Gwinnett County, Georgia. The complaint alleges that the Company has failed to repay Mr. Shoom the principal and interest due to him pursuant to a note between Mr. Shoom and the Company dated October 9, 1996, in the principal amount of $80,000 and personally guaranteed by Mr. Shaw. Mr. Shoom is seeking damages of $93,144 for principal and interest on the note, plus attorney's fees, costs and additional interest accruing thereafter. As of May 15, 1997, the Company has not filed an answer in response to the complaint.

ITEM 2.           CHANGES IN SECURITIES.

                  On January 13, 1997, Voyager Select IPO Fund, Ltd. ("Voyager Select"), converted 2 shares of Series A Convertible Preferred Stock into 95,238 shares of the Company's Class A Common Stock at a conversion price equal to $ 0.525 per share. The Company received no additional funds for this transaction.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  Not Applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not Applicable.

ITEM 5.           OTHER INFORMATION.

                  Not Applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         A)       EXHIBITS
REGULATION                                                                                              SEQUENTIAL
S-B NUMBER                                                EXHIBIT                                          PAGE
                                                                                                          NUMBER
    2                   PLAN OF PURCHASE, SALE, REORGANIZATION, ARRANGEMENT,                               N/A
                        LIQUIDATION, SUCCESSION
   3.1                  ARTICLES OF INCORPORATION, AS AMENDED (1)<F1>                                      N/A
   3.2                  BYLAWS, AS AMENDED (2)<F2>                                                         N/A
   4.1                  ARTICLES OF INCORPORATION (3)<F3>                                                  N/A
  10.1                  STOCK PURCHASE AGREEMENT WITH JOCKS & JILLS PRADO, INC.                            N/A
                        AND DIVINE EVENTS, INC. (1)<F1>
  10.2                  Client Service Agreement with Continental Capital & Equity                         N/A
                        Corporation dated October 11, 1996 (4)<F4>
  10.3                  Consulting Agreement with Cambria Investment Group, Ltd.                           N/A
                        (4)<F4>
  10.4                  Letter of Intent with Main Event, Inc., as amended                                  12
   11                   STATEMENT RE COMPUTATION OF PER SHARE EARNINGS (5)<F5>                             N/A
   15                   LETTER ON UNAUDITED FINANCIAL INFORMATION (5)<F5>                                  N/A
   18                   LETTER ON CHANGE IN ACCOUNTING PRINCIPLES                                          N/A
   19                   REPORT FURNISHED TO SECURITY HOLDERS                                               N/A
   22                   PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE OF                            N/A
                        SECURITY HOLDERS
   23                   CONSENTS OF EXPERTS AND COUNSEL                                                    N/A
   24                   POWER OF ATTORNEY                                                                  N/A
   27                   FINANCIAL DATA SCHEDULE                                                             17
------------

<F1>
(1) INCORPORATED BY REFERENCE TO THE EXHIBITS FILED WITH THE COMPANY'S FORM 10-QSB FOR THE PERIOD ENDING DECEMBER 31, 1996.

<F2>
(2) INCORPORATED BY REFERENCE TO THE EXHIBITS FILED WITH THE COMPANY'S ANNUAL REPORTS ON FORM 10-KSB FOR THE FISCAL YEARS ENDED JUNE 30, 1995 AND JUNE 30, 1994 AND THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED JANUARY 31, 1996, COMMISSION FILE NUMBER 033-33556-D.

<F3>
(3) THE APPLICABLE PROVISIONS OF THE ARTICLES OF INCORPORATION WHICH HAVE BEEN CHANGED MAY BE FOUND IN EXHIBIT 3.1.





<F4>
(4) INCORPORATED BY REFERENCE TO THE EXHIBITS FILED WITH THE FORM S-8 FILED ON NOVEMBER 11, 1996, WITH THE SECURITIES AND EXCHANGE COMMISSION, FILE NUMBER
         333-1609.

<F5>
(5)      SEE PART I - FINANCIAL STATEMENTS.

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

                                 CLASSIC RESTAURANTS INTERNATIONAL, INC.
                                 (Registrant)


Date:  May 15, 1997
                                 By:/s/Caroline P. Anderson
                                       Caroline P. Anderson
                                       Executive Vice President and
                                       Chief Financial Officer


10:33197.10Q