Form 10KSB
period 1997-06-30
CLASSIC RESTAURANTS INTERNATIONAL INC /CO/
filed 1998-04-24
CIK 861058

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-KSB

   |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         THE FISCAL YEAR ENDED JUNE 30, 1997

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                      Commission file number: 0-28704

                  CREATIVE RECYCLING TECHNOLOGIES, INC.
               (Name of small business issuer in its charter)

               GEORGIA                              84-1122431
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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes
__ No X

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

         Issuer's revenues for its most recent fiscal year. $2,328,729

    Aggregate market value of the voting stock held by non-affiliates of the registrant as of February 20, 1998: $1,150,078

                  Number of shares outstanding of registrant's
                 Class A Common Stock, no par value: 9,947,553
                  Number of shares outstanding of registrant's
                  Class B Common Stock, no par value: 200,000
                             as of February 20, 1998

                   Documents incorporated by reference: NONE

                              PART I

ITEM 1. DESCRIPTION OF BUSINESS.

FORMATION AND INITIAL PUBLIC OFFERING

Classic Restaurants International, Inc. (the "Company") was incorporated under the laws of the State of Georgia on April 10, 1998 as a wholly-owned subsidiary of Classic Restaurants International, Inc. ("Classic"). Classic was incorporated under the laws of the State of Colorado on August 3, 1989 under the name Regional Equities Corporation. At a special meeting of the shareholders of Classic held on April 13, 1998, the shareholders voted to a approve a merger of Classic with and into the Company for the purpose of changing Classic's state of incorporation. The merger became effective on April 14, 1998. As of the effective date of the merger, Classic ceased to exist as a separate legal entity, and the Company assumed, and became the owner of, all of the liabilities and assets of Classic by operation of law. Under the Agreement and Plan of Merger, common and preferred shareholders of Classic received, for each share of common or preferred stock which they owned in Classic, one share of common or preferred stock in the Company which has the same rights, preferences and limitations as the shares which they owned in Classic immediately before the effective date of the merger. All further references to the Company herein shall be deemed to be and include Classic.

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

In connection with the proposed merger with GAR, GAR paid a total of $12,763 (the "Option Price") to obtain irrevocable options to purchase a total of 67,260 shares of the Company's Class A Common Stock held by seven shareholders for a total price of $127,632 (the "Purchase Price"). Under the terms of the options, the Option Price was to be credited against the Purchase Price when the options were exercised. In early 1994, GAR exercised all of the options to acquire 67,260 shares of Class A Common Stock in the Company. In addition, GAR purchased additional shares of Class A Common Stock of the Company on the open market which resulted in GAR's owning approximately 78% of the Company's Class A Common Stock. GAR later sold some of its shares which it acquired on the open market. In addition, GAR acquired 7,500,000 shares of Class A Common Stock and 150,000 shares of Class B Common Stock of the Company in connection with the merger of a wholly-owned subsidiary of GAR with and into the Company in October 1994. See "Merger with Casinos International, Inc." below. Immediately prior to the share exchange with Classic Restaurants International, Inc. in January 1996, GAR owned 7,567,260 shares of Class A Common Stock (93.2% of the total outstanding) and 150,000 shares of Class B Common Stock (50% of the total outstanding).

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

In October 1994, the Company purchased the first tract of land under the contract for $334,800, consisting of $41,723 in cash and $293,077 in Class A Common Stock which was valued at the appraised value of the land. Thereafter, the Company assigned its rights in the first tract to GAR for $384,877, which consisted of the purchase price originally paid by the Company plus a fee of $50,077 to the Company as reimbursement for the time and expense incurred to purchase the land. In July 1995, the Company and Caragh entered into an agreement to terminate the contract to purchase the second tract of land. Under the agreement, as amended in September 1995, Caragh agreed to return 1,230,000 shares, of which 1,050,000 were returnable immediately while the remaining 180,000 shares were held by Caragh pursuant to an option to acquire said shares for $2.67 per share at any time until September 30, 1997. Caragh did not exercise any part of the option.

MERGER WITH CASINOS INTERNATIONAL, INC.

On September 13, 1994, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Casinos International, Inc., a Georgia corporation (" Casinos"), under which Georgia Casinos agreed to merge with and into the Company. The Merger Agreement was approved by the shareholders of the Company at a shareholders meeting held on September 30, 1994, and was consummated in October 1994. Under the Merger Agreement, all nondissenting holders of Class A Common Stock of Casinos were issued 1.5 shares of the Company's Class A Common Stock for each share of Class A Common Stock of Casinos. At the time of the merger, GAR held all 5,000,000 shares of Class A Common Stock of Casinos which were outstanding, and therefore GAR acquired 7,500,000 shares of the Company's Class A Common Stock in the merger. All nondissenting holders of Class B Common Stock of Casinos were issued 1.5 shares of the Company's Class B Common Stock for each share of Class B Common Stock of Casinos. At the time of the merger, there were 200,000 shares of Class B Common Stock of Casinos outstanding, 100,000 of which were held by Edward L Bates and 100,000 of which were held by GAR. As a consequence of the merger, GAR and Mr. Bates each acquired 150,000 shares of the Company's Class B Common Stock. Mr. Bates was an officer and director of GAR at the time of the merger.

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

CHEERS HOTEL AND CASINO

On January 20, 1995, the Company, through a wholly-owned subsidiary (Great American Casinos, Inc., a Nevada corporation) purchased the Cheers Hotel and Casino (the "Cheers Hotel") in Reno, Nevada, from Baylocq Nevada Corp., a nonaffiliated entity. The Cheers Hotel is a ten-story, 113-room hotel, with a casino, cabaret, restaurant, and bar facilities, which is located in the downtown section of Reno, Nevada. The purchase price of the Cheers Hotel was $3,750,000 plus closing costs and prorations.

A portion of the purchase price was paid by the assumption of an existing first mortgage loan held by American Federal Savings Bank against the Cheers Hotel in the amount of $1,944,804.12. The remainder of the purchase price was paid $750,00 in cash and by executing a note payable to the seller in the amount of $1,055,195.88, secured by a second mortgage on the Cheers Hotel.

Contemporaneous with the purchase of the Cheers Hotel, the Company entered into a lease agreement with the seller under which the seller originally leased approximately 7,600 square feet of space in the Cheers Hotel for two years for use as a casino and cabaret. Effective July 1, 1995, the Company reached an agreement with the seller to eliminate the cabaret operations from the sublease and to reduce the monthly rent.

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

After the transfer of stock and assets described above and the Share Exchange (giving effect to the exercise of dissenters' rights), Classic-Florida's former shareholders and the Company's existing shareholders owned 2,173,665 shares (80.1%) and 538,967 shares (19.9%) of the Company's outstanding Class A Common Stock, respectively, and Classic-Florida's former principle shareholder owned 200,000 shares (100%) of the Company's outstanding Class B Common Stock.

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

MUSICANA SUPPER CLUB OF BOCA RATON

This restaurant, which opened on December 1, 1992, seats 270 persons and offers dinner and live entertainment for a price ranging from $21.95 to $31.95, depending upon the menu item ordered. The Company uses the concept of employing talented young professionals to perform musical reviews highlighting the works of famous composers and various eras of musical history. These performers also serve as waiters and waitresses. By using young performers and sticking to the musical review format, management believes that it can keep its overhead costs lower, as compared to using equity performers and using book reviews. Because the entertainers play a dual role as performers/waiters, the majority of their compensation comes from a portion of the service charge. The restaurant aspect of the business involves a menu offering a wide variety of dinner selections starting from $21.95. There is no cover charge for the show if customers dine at the restaurant. If customers come for the show only, there is a $15.00 plus tax and gratuity cover charge. All other revenues come from food and drink purchases.

Musicana offers 8 performances per week. The show consists of two 40-minute acts, with dessert and coffee served during intermission. A live band, which includes piano, bass and drums, plays instrumental back-up for the shows and also plays before the show and during the intermission for listening and dancing. The performers also sing their favorite cabaret solos during the dinner hour and during intermission so there is entertainment happening throughout the entire evening. Each show is considered to be a "musical review" which saves the Company considerable money in royalty fees. Each show highlights the work of a famous composer, a Broadway show or a different era from the 1920's through the 1970's. Some of the shows in the Musicana Library include: "The Best Times: A Salute to the Music of Jerry Herman," "Tin Pan Alley," "Hooray for Hollywood," "The Fabulous Forties When Radio was King," "An Enchanted Evening with Rodgers and Hammerstein," "Celebrate Broadway," "Putting on the Ritz: The Music of Irving Berlin," and "Bourbon Street Parade."

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

AA CORP.

On February 27, 1998, the Company entered into an Agreement and Plan of Share Exchange with AA Corp. and its shareholders under which the Company agreed to acquire all of the issued and oustanding stock of AA Corp. for 500,000 shares of convertible preferred stock. Each share of convertible preferred stock is convertible into 200 shares of the Company's Class A Common Stock. In addition, the shareholder of AA Corp. also agreed to acquire all of the Company's issued and outstanding Class B Common Stock from James Robert Shaw for 120,000 shares of the convertible preferred stock. AA Corp. has developed a method for recycling used tires under which the tires would be broken down into carbon black and other recylceable components using microwaves. Effective upon execution of the Agreement, all outstanding shares of AA Corp. and all of the shares of convertible preferred stock to be issued under the Agreement were placed in escrow until certain conditions specified in the Agreement were satisfied or waived. Upon satisfaction or waiver of the conditions, the shares held in escrow will be released and the transactions contemplated by the Agreement consummated. The conditions which must be satisfied or waived before the Agreement is finally consummated include the condition that the Company change its name to Classic Holdings, Inc., that the Company implement a 1 for 20 reverse split of its common stock, that the Company settle its liabilities and preferred stock obligations, that the Company have no more than 1,000,000 shares of Class A Common Stock outstanding after implementing the reverse split and settling its liabilities and preferred stock obligations, that the shareholders of AA Corp. raise sufficient funds to develop a prototype recycling facility which is capable of recylcing tires in economically viable quantities. In the event closing does not occur, all consideration held in escrow will be returned to its original owner, Messrs. Pringle and Silber will resign from the Board of the Directors of the Company and neither party shall have any obligation to the other. Upon execution of the Agreement, the Company's Board of Directors was reconstituted to include Frank Pringle and Benjamin Silber. In addition, Mr. Pringle was designated chairman of the Board of Directors and co-President of the Company with Mr. Shaw. In the event closing occurs, Mr. Pringle will receive a signing bonus of 3,800,000 shares of Class B Common Stock and $19,000. Mr. Pringle's signing bonus and compensation are not expected to have a material impact on operations of the Company.

FUTURE DEVELOPMENT

While the Company has no current plans to open additional dinner theatres similar to the Musicana dinner theatres which it currently owns, the Company intends to pursue other opportunities in the restaurant industry. In particular, the Company is currently reviewing several acquisition opportunities in the restaurant industry. In addition, the Company is exploring the development of a proprietary Mexican themed casual dining concept. Finally, the Company has recently diversified into tire recycling by entering into an agreement to purchase AA Corp., which has developed an innovative process for recycling used tires.

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

EMPLOYEES

As of June 30, 1997 there were 62 employees of the Company of which 42 were full-time, including certain officers of the Company.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company leases approximately 10,000 square feet of space at 2200 N.W. 2nd Avenue, Boca Raton, Florida pursuant to the terms of a five-year lease which originally expired in November 1997. The Company has signed a letter of intent with the landlord to renew the lease for an additional five year term beginning in November 1997; however, a formal lease agreement has not been executed and therefore the Company is occupying that space on a month to month basis. The monthly lease payment is $7,000.

The Company leases approximately 12,000 square feet of space at the Bayside Bridge Plaza, Unit G, in Clearwater, Florida pursuant to the terms of a five-year, six-month lease which expires August 31, 1999. Rent for the first six months was waived. Rent is $6,000 for each of months 7 through 18, $6,500 for each of months 19 through 30, and $7,000 for each of months 31 through 66.

The Company's executive offices are located at 3500 Parkway Lane, Suite 435, Norcross, Georgia. The Company is leasing approximately 938 square feet of office space for monthly rent of $1,521, pursuant to a five-year lease which expires October 1, 2001.

ITEM 3. LEGAL PROCEEDINGS.

In May 1997, Mark Shoom filed a lawsuit against the Company and James Robert Shaw to recover the principal, interest and attorney's fees due under a promissory note dated October 9, 1996 in the original principal amount of $80,000 payable by the Company and guaranteed personally by Mr. Shaw. In June 1997, the Company entered into a Settlement Agreement with Mr. Shoom under which the Company agreed to issue Mr. Shoom 114,737 shares of the Company's Class A Common Stock under Regulation S of the Securities and Exchange Commission. In addition, in the event Mr. Shoom receives net proceeds from the sale of said shares of less than $103,300, the Company is obligated to issue Mr. Shoom additional shares with a value, as determined from the bid price of said stock, equal to the difference between $103,300 and the net proceeds received. To date, the Company has not performed under the Settlement Agreement, in that the Company has not issued Mr. Shoom the initial 114,737 shares of Class A Common Stock. As a result of the Company's breach of the Settlement Agreement, Mr. Shoom, through his attorneys, has recently filed a motion for entry of a default judgment. The Company and Mr. Shaw have filed a motion to reopen the default, as well as an answer and counterclaim. The court recently denied Mr. Shoom's motion and granted the Company's motion to reopen the default. There is a substantial chance that the Company will be found liable to Mr. Shoom for some amount of money, the exact amount of which is unknown at this time.

On December 9, 1997, Evelyn Kuntz served a writ of garnishment on the NationsBank, N.A. in collection of a default judgment which she had obtained against the Company in the amount of $46,376.31 on August 20, 1997. The writ of garnishment caused NationsBank to freeze the accounts of the Company and its wholly owned subsidiary, Classic Restaurants International, Inc., a Florida corporation. Mr. Kuntz's initial suit was filed to collect the balance due on a promissory note issued by the Company. On or about December 19, 1997, the Company and Ms. Kuntz entered into a Stipulation for Dissolution of Writ of Garnishment, Settlement Agreement and Order pursuant to which the parties agreed that the funds held by NationsBank on behalf of the Company would be turned over to Ms. Kuntz in partial satisfaction of the judgment and the funds held by NationsBank on behalf of Classic's subsidiary were released to the subsidiary. In addition, the Company agreed to make payments of $5,000 per month to Ms. Kuntz until the balance of the judgment was satisfied, and to issue Ms. Kuntz 125,000 shares of the Company's Class A Common Stock as collateral to secure the Company's remaining obligation to Mr. Kuntz. In return, Ms. Kuntz agreed to forebear from any further collection efforts as long as the Company was not in default under the terms of the Stipulation. The Company is in compliance with its monetary obligations under the Stipulation, and has issued the stock certificates to Ms. Kuntz as collateral under the Stipulation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                      PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Class A Common Stock is traded on the over-the-counter market under the symbol "CRET". The range of high and low bid prices for each fiscal quarter for the last two fiscal years, as reported by the OTC Bulletin Board, and as adjusted to reflect all stock splits and dividends, is as follows:

BID PRICES
1995 FISCAL YEAR                      HIGH                  LOW

1996 FISCAL YEAR

Quarter Ending 09/30/95............. $3.67                 $3.33
Quarter Ending 12/31/95............. $5.25                 $2.50
Quarter Ending 03/31/96............. $4.88                 $4.00
Quarter Ending 06/30/96............. $4.75                 $4.50

1997 FISCAL YEAR

Quarter Ending 09/30/96............. $5.62                 $2.87
Quarter Ending 12/31/96............. $4.00                 $0.62
Quarter Ending 03/31/97............. $1.50                 $0.75
Quarter Ending 06/30/97............. $1.69                 $0.37


The last reported high and low bid prices for the Company's Class A Common Stock were both $0.25 as of February 20, 1998, as reported by the OTC Bulletin Board. The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

As of February 20, 1998, there were 271 record holders of the Company's Class A Common Stock. During the last two fiscal years, no cash dividends have been declared on the Company's Common Stock. At the present time, the Company is prohibited from declaring dividends on its common stock under the terms of its Series A convertible preferred stock, Series B convertible preferred stock and Series C convertible preferred stock.

During the quarter ended June 30, 1997, the Company sold the following securities without registration under the Securities Act of 1933 in reliance on the exemption contained in Section 4(2) and Regulation D promulagated thereunder:

(1) On or about May 9, 1997, the Company sold 4,000 shares of Class A Common Stock for total consideration of $2,000 to an accredited investor.

(2) On or about June 10, 1997, the Company sold 187,500 shares of Class A Common Stock for total consideration of $45,581.25 to an accredited investor.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997, the Company had a working capital deficiency of $552,829, as compared to a working capital deficiency of $976,147 at June 30, 1996. All of the capitalization of Classic-Florida has resulted from the sale of stock and loans from its principal shareholder, Crown Resources, Inc., a company controlled by the co-President of the Company. At present, the Company still remains dependent upon proceeds from the sale of stock and loans to provide sufficient cash to meet its needs. At June 30, 1996, $320,641 was owed to Crown Resources, Inc. During the year ended June 30, 1997, the Company issued 268,509 shares of Class A Common Stock to Crown Resourses, Inc. in satisfaction of indebtedness of $426,141. See Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. In addition, at June 30, 1997, $333,614 was owed to various shareholders of the Company pursuant to promissory notes that either were in default or were past due.

The Company continues to implement financial and accounting controls which have been successful in reducing the Company's operating losses. In addition, the Company is exploring alternatives for restructuring its debt and preferred stock obligations, which alternatives may include the exchange of existing debt or preferred stock for secured notes, the conversion of debt or preferred stock into common stock, and/or the disposition of its Clearwater operations.

Due to the working capital deficiency as well as the operating losses described below, the notes to the financial statements express uncertainty about the Company's ability to continue as a going concern. See Note 2. BASIS OF PRESENTATION of the Notes to Consolidated Financial Statements. The Company proposes to obtain additional cash during the current fiscal year through the sale of its stock to provide sufficient liquidity for the Company's needs.

RESULTS OF OPERATIONS

For the year ended June 30, 1997, the Company had sales of $2,328,729, as compared to sales of $2,419,405 during the period from July 1, 1995 to June 30, 1996, a decrease of 3.7%. Operating expenses as a percentage of sales were 81%, as compared to 90.1% for the period from July 1, 1995 to June 30, 1996. The improvement in operating expenses is the result of restructuring personnel and pay schedules, and reductions in production costs. General and administrative expenses as a percentage of sales were 68% as compared to 35% for the period from July 1, 1995 to June 30, 1996 as the result of increased promotional expenses, consulting fees and acquisition activity of a nonrecurring nature. Management expects general and administrative expenses to be significantly lower in fiscal 1998 than in fiscal 1997.

ITEM 7. FINANCIAL STATEMENTS.

Please refer to pages beginning with page f-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 1, 1996, the Company and its Board of Directors approved the engagement of Stark Tinter & Associates, LLC, of Englewood, Colorado, to audit the Company's financial statements. During the Company's two most recent fiscal years and the subsequent interim period preceding the engagement of this firm, the Company did not consult this firm regarding any of the matters identified in Item 304(a)(2) of Regulation S-K.

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

                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of all directors and executive officers of the Company as of the date of this report, indicating all positions and offices with the Company held by each such person:

NAME                             AGE             POSITION
James R. Shaw                     43             co-President, Treasurer,
                                                  and Director
Frank Pringle                     54             co-President, Chairman
June Cuba                         38             Vice President, Secretary
                                                  and Director
Ronald Lambert                    55             Director
Benjamin Silber                   54             Director

The holders of the Class B Common Stock have the right to elect a majority of the board of directors of the Company. Cumulative voting for directors is not permitted in either class of common stock. The term of office of directors of the Company ends at the next annual meeting of the Company's shareholders or when the successors are elected and qualify. The annual meeting of shareholders is specified in the Company's bylaws to be held on a date and at a time and place to be determined by resolution of the Board of Directors. The Company has tentatively scheduled the annual meeting for March 1998. The term of office of each officer of the Company ends at the next annual meeting of the Company's Board of Directors, expected to take place immediately after the next annual meeting of shareholders, or when his successor is elected and qualifies. Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of the Company.

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

RONALD LAMBERT has been a director of the Company since June 1997. Mr. Lambert is a licensed stockbroker. Mr. Lambert has been a stockbroker with Great American Financial Network, Inc. since June 1994. From April 1992 to May 1994, Mr. Lambert was a stockbroker with Schneider Securities, Inc. Prior to joining Schneider Securities, Inc., Mr. Lambert was a stockbroker with Pacific Southern Securities, Inc.

JUNE CUBA has been the Vice President of the Company since August 18, 1997, the Secretary since January 28, 1998, and a director since February 27, 1998. Prior to joining the Company, Ms. Cuba was the office manager of Destiny Travel, a travel agency, from June 1994 to April 1997. From September 1993 to May 1994, Ms. Cuba was the accounting manager for World Technology, an airline reservations company where she was involved in the organization of its accounting department. From July 1987 to August 1993, Ms. Cuba was the accounting manager for HCI Travel, a travel agency. Ms. Cuba received a B.A. degree in business administration from Kennesaw State University in 1983.

FRANK G. PRINGLE, co-President and Chairman of the Board of Directors of the Company as of February 27, 1998. Mr. Pringle has worked in the packaging industry since 1969 being initially employed by R.A. Jones. From 1971 through 1975, he was employed by Standard Knapp Packaging Machinery where his last position was as Regional Sales Manager. From 1975 to 1979, Mr. Pringle was employed as Sales Manager for Simplimatic Engineering Corporation. In 1979, Mr. Pringle purchased a part interest in Ambec Systems, serving as Vice President of Marketing and New Machine Development. At such time, he helped to developed a patented machine called "10" Conveyor. In 1981, Mr. Pringle left Ambec Systems and the packaging field due to a covenant not to compete and became involved in the ownership of health clubs, which continued until 1985 when he started Pringle Systems, a company that installed packaging equipment and manufactured conveyors and other packaging machinery. In 1990, Mr. Pringle organized R & D Innovators, Inc. and has been employed by such company to the present time as well as by EFTEK Corp., the parent company. Mr. Pringle holds a number of patents in the field of engineering.

BENJAMIN SILBER has been a director of the Company since February 27, 1998. Mr. Silber is an attorney admitted to practice in the State of New Jersey since 1996. Mr. Silber was a partner in the firm of Silber & Neef for four years. Thereafter, he has maintained a law office as a sole practioner. Mr. Silber is a member of the Salem County Bar Association, State of New Jersey Bar Association and the American Bar Association. His practice is concentrated in the areas of real estate, landlord/tenant and commercial litigation.

The Company does not have any standing audit, nominating, or compensation committees of the Board of Directors. During the fiscal year ended June 30, 1997, there were two formal meeting of the Board of Directors. James Robert Shaw and Caroline Anderson attended both meetings, and Daniel Howell did not attend either meeting.

The Company currently does not provide the directors with any regular compensation for their services as directors. The Company reimburses the directors any out-of-pocket expenses which they incur in the performance of their duties.

Jerry Carter resigned as a director as of February 13, 1997. Mr. Carter did not give the Company a reason for his resignation.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company's Class A Common Stock was registered under Section 12(g) of the Exchange Act on June 28, 1996, and thereby became subject to the reporting requirements of Section 16(a) on that date. Section 16(a) requires the Company's directors and executive officers, and holders of more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission ("SEC") intial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such officers, directors and 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based on its review of such forms it received, or written representations from reporting persons that no Forms 5 were required for such persons, the Company believes that, for fiscal 1997, all Section 16(a) filing requirements were satisfied on a timely basis with the exception of the following:

James Robert Shaw did not file a Form 4s reporting sales 23,000 shares of Class A Common Stock on January 7, 1997, and 34,988 shares of Class A Common Stock on June 20, 1997, or Form 5 within 45 days of the end of the Company's fiscal year. On April 22, 1998, Mr. Shaw filed a Form 5 reporting the above sales.

Ronald Lambert and Bailey Spears did not file a Form 3 upon their appointment as directors of the Company in June 1997 until April 21, 1998. Neither Messrs. Lambert nor Spears were required to file a Form 5 for 1997.

June Cuba did not file a Form 3 upon her appointment as an officer of the Company in August 1997 until April 21, 1998. Ms. Cuba was not required to file a Form 5 for 1997.

Neither Caroline P. Anderson nor Daniel Howell, who both resigned as directors and officers in June 1997, filed a Form 5 within 45 days of the end of the Company's fiscal year. However, the Company does not know if Ms. Anderson or Mr. Howell were required to file a Form 5.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information for the current Chief Executive Officer ("CEO") of the Company, James R. Shaw from February 1, 1996 through June 30, 1997, and for a former CEO, Edward L. Bates, who served as such from October 1994 through January 31, 1996. No disclosure need be provided for any executive officer, other than the CEO, whose total annual salary and bonus for the last completed fiscal year did not exceed $100,000. Accordingly, no other executive officers of the Company are included in the table.

                                SUMMARY COMPENSATION TABLE

                     Annual Compensation                    Long Term
                                                           Compensation
                     --------------------                  ------------
Name and                                    Other
Principal                                   Annual
Position       Year   Salary   Bonus     Compensation
-----------    ----   ------   --------  ------------      ----------
James Shaw,    1997   $0       0         0                 0
President      1996   $0       0         0                 0

Edward Bates,  1996   $0       0         0                 0
President

There are no outstanding stock options.

During the year ended June 30, 1996, the Company loaned Mr. Shaw $33,893. During the year ended June 30, 1997, the Company loaned Mr. Shaw an additional $2,275. The loan is payable on demand, is not evidenced by a promissory note, and does not bear interest.

There are no employment agreements with any of the Company's executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following section sets forth information regarding ownership of the Company's Class A Common Stock and Class B Common Stock as of February 20, 1998. Except as otherwise indicated in the footnotes, the Company believes that the beneficial owners of the securities listed in the tables, based on information furnished by such owners, have sole investment and voting power with respect to the shares of stock shown as beneficially owned by them.

Security Ownership of Certain Beneficial Owners

The following table sets forth each person known by the Company (other than management) to own beneficially more than 5% of the outstanding shares of either the Class A Common Stock or Class B Common Stock of the Company.


                           CLASS A COMMON STOCK         CLASS B COMMON STOCK
                          NUMBER OF    PERCENT OF      NUMBER OF    PERCENT
OF
BENEFICIAL OWNER           SHARES        CLASS (1)<F1>  SHARES       CLASS
(1)<F1>

Voyager Select IPO          3,400,000     25.5%          --            --
Fund, Ltd. (2)<F2>
129 Front Street
Penthouse Suite
Hamilton, HM12
Bermuda

James Buford Salmon         1,650,923     16.6%          --            --
1525 Lakesite Drive
Birmingham, AL 35285

Ronald E. Sauve             790,000       7.9%           --            --
1605 Singletary
Albuquerque, NM 87112

H. Thomas Ferstl            648,000       6.5%           --            --
8761 State Street
Millington, MI 48746
---------------------------------------------------------------------------

<F1>
(1) Based on 9,947,553 shares of Class A Common Stock and 200,000 shares of Class B Common Stock outstanding as of February 20, 1998. Where the persons listed on this table have the right to obtain additional shares of common stock within 60 days from February 20, 1998, these additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage of any other person. Class A Common Shares have 1 vote per share while Class B Common Shares have 40 votes per share. In addition, the Class B Common Shares have the right to elect the majority of the Board of Directors of the Company at all times.

<F2>
(2) Voyager Select IPO Fund, Ltd. holds 8 shares of Series A Convertible Preferred Stock, each of which is convertible into shares of Class A Common Stock at a conversion price equal to the lesser of the bid price of the Class A Common Stock as of the date of the subscription agreement or 60% of the average closing bid price of the Class A Common Stock for the three trading days preceeding the date of conversion. As of February 20, 1998, the shares of Series A Convertible Preferred Stock held by Voyager Select were convertible into 1,000,000 shares of Class A Common Stock. Voyager Select IPO Fund, Ltd. also holds 12 shares of Series C Convertible Preferred Stock, each of which is convertible into shares of Class A Common Stock at a conversion price equal to the bid price of the Class A Common Stock as of the date of conversion. As of February 20, 1998, the shares of Series C Convertible Preferred Stock held by Voyager Select were convertible into 2,400,000 shares of Class A Common Stock.


Security Ownership of Management

The following table sets forth information regarding beneficial ownership of the Class A Common Stock and Class B Common Stock by each director, each executive officer, and by all directors and executive officers of the Company as a group.


                           CLASS A COMMON STOCK         CLASS B COMMON STOCK
                          NUMBER OF    PERCENT OF      NUMBER OF    PERCENT
OF
BENEFICIAL OWNER           SHARES        CLASS (1)<F1>  SHARES       CLASS
(1)<F1>
James R. Shaw (2)<F2>       535,579       5.4%          200,000       100.0%

June Cuba                   --            --             --            --

Ronald Lambert              1,000         0%             --            --

Frank Pringle (3)<F3>       8,045         0%             --            --

Benjamin Silber (4)<F4>     206,300       2%             --            --

Officers and Directors      746,924       7.5%           200,000       100.0%
as a group (5 persons)
-----------------------------------------------------------------------------

<F1>
(1) Based on 9,947,553 shares of Class A Common Stock and 200,000 shares of Class B Common Stock outstanding as of February 20, 1998. Where the persons listed on this table have the right to obtain additional shares of common stock within 60 days from February 20, 1998, these additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

<F2>
(2) Includes 243,567 shares owned of record by Crown Resources, Inc., which is owned by Mr. Shaw, and 250,000 shares owned by Mr. Shaw and his wife, Carolyn Shaw, jointly.

<F3>
(3) Includes 8,045 shares of Class A Common Stock owned of record by Celia Pringle, who is the mother of Mr. Pringle.

<F4>
(4) Includes 4,000 shares of Class A Common Stock issuable upon conversion of 400 shares of Series B Convertible Preferred Stock owned by Mr. Silber.


On February 27, 1998, the Company entered into an Agreement and Plan of Share Exchange with AA Corp. and the Pringle Family Trust. See ITEM 1. DESCRIPTION OF BUSINESS - AA CORP. Under the Agreement, Frank G. Pringle and Benjamin Silber were appointed to the Board of Directors of the Company. In addition, Mr. Pringle was made Chairman and co-President of the Company. Consummation of the transactions contemplated by the Agreement are subject to the satisfaction or waiver of a number of conditions. In the event the transactions contemplated by the Agreement are not effectuated, then Messrs. Pringle and Silber are required to resign as officers and directors of the Company. In the event the transactions contemplated by the Agreement are effectuated, the Pringle Family Trust will obtain a controlling interest in the Company by the issuance of Series D Convertible Preferred Stock to the Pringle Family Trust and the acquisition of the Class B Common Stock from Mr. Shaw.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

From time to time, Crown Resources, Inc. has loaned funds to the Company. Crown Resources, Inc. is owned and controlled by James R. Shaw, the President, director, and principal shareholder of the Company. In September 1994, Crown Resources, Inc. was issued 93,750 shares of Class A Common Stock at a price of $3.20 per share as partial repayment of amounts due to Crown. At June 30, 1996, the Company owed Crown Resources, Inc. $320,641, which was unsecured and had no set interest rate or payment terms. During the year ended June 30, 1997, the balance due to Crown Resources, Inc. of $426,141 was converted into 268,509 shares of Class A Common Stock. As of June 30, 1997, the Company was not indebted to Crown Resources, Inc. To comply with Internal Revenue Service requirements and financial accounting standards, $10,000 of interest was accrued and charged to operations during 1996.

At June 30, 1997, the Company owed $105,448 to stockholders pursuant to 8% convertible promissory notes due December 31, 1995. The notes are in default. Interest on the notes is due monthly and the notes are convertible at anytime into Class A Common Stock at $3.20 per share. Payment of the notes is guaranteed personally by the Company's president, James R. Shaw.

On February 2, 1996, the Company borrowed $31,000 from a shareholder of the Company. The promissory note was due December 31, 1996, bears interest at 10%, and is personally guaranteed by Mr. Shaw.

From April 1996 through May 1996, the Company borrowed an aggregate of $188,500 from various shareholders of the Company. The promissory notes are due at various times from July 1996 to November 1996 and bear interest at 18.25% per annum. Repayment of the notes is personally guaranteed by Mr. Shaw. The balance due on the notes as of June 30, 1997 was $78,500.

During the year ended June 30, 1996, the Company loaned Mr. Shaw $33,893. During the year ended June 30, 1997, the Company loaned Mr. Shaw an additional $2,275. The loan is unsecured and does not have a set interest rate or payment terms. In addition, the Company has loaned Steven Shaw, who is the brother of Mr. Shaw, $3,032, and $33,603 to Crown Resources, Inc., which is owned by Mr. Shaw. The loans to Steven Shaw and Crown Resources, Inc. are unsecured and do not have a set interest rate or payment terms.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

REGULATION
S-B NUMBER      EXHIBIT
2.1             Agreement and Plan of Share Exchange among Casinos
                International, Inc., Great American Resorts, Inc. and
                Classic Restaurants International, Inc. dated June 30,
                1995, as amended (1)<F1>

2.2             Agreement and Plan of Share Exchange among Classic
                Restaurants International, Inc., James Robert Shaw, AA
                Corp. and the Pringle Family Trust dated February 27,
                1998 (2)<F2>

2.3             Agreement and Plan of Merger between Classic Restaurants
                International, Inc. and Creative Recycling Technologies, Inc.
                dated March 13, 1998 (3)<F3>

3.1             Articles of Incorporation (3)<F3>

3.2             Bylaws (3)<F3>

10.1            Lease for Boca Raton restaurant (4)<F4>

10.2            Lease for Clearwater restaurant (4)<F4>

10.3            Convertible promissory notes (4)<F4>

10.4            Promissory note to Carl Simpson (4)<F4>

10.5            18.25% Promissory notes (4)<F4>

10.6            Promissory Note to Voyager Select IPO Fund, Ltd.

10.7            Form of Convertible Debenture

11              Statement re: computation of per share earnings

16 Letter from Mitchell Finley and Company, P.C. re change in certifying accountant (4)<F4>

21              List of Subsidiaries

28              Financial Data Schedule
-------------------------------------------------------------------------

<F1>
(1) Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K dated January 31, 1996, Commission File Number 033-33556-D.

<F2>
(2) Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K dated February 28, 1998, Commission File Number 0-28704.

<F3>
(3) Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K dated April 14, 1998, Commission File Number 0-28704.

<F4>
(4) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, Commission File Number 0-28704.


(b) Reports on Form 8-K.

The following reports on Form 8-K were filed during the last of the period covered by this report:

Report dated May 14, 1997, reporting under Item 9 of the sale of 100,000 shares of Class A Common Stock under Regulation S for $82,000 pursuant to the exercise of a Common Stock Purchase Warrant.

Report dated June 17, 1997, reporting under Items 5 and 9 of the Company's entry into a settlement agreement under which it agreed to issue 114,737 shares of Class A Common Stock in settlement of an obligation to a Canadian citizen; and under Items 5 and 6 of the resignation of Caroline P. Anderson and Daniel Howell from the Board of Directors and the appointment of Ronald Lambert and Bailey Spears to the vacant seats on the Board of Directors.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CREATIVE RECYCLING TECHNOLOGIES, INC.



Dated: 4/13/98                      By:/s/ James R. Shaw
                                       James R. Shaw, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: 4/13/98                     By:/s/ James Robert Shaw
                                       James Robert Shaw, Director and
                                       co-President


Dated: 4/13/98                     By:/s/ June Cuba
                                       June Cuba, Vice President and
                                       Director


Dated: 4/13/98                      By:/s/ Ronald Lambert
                                       Ronald Lambert, Director



Dated: 4/13/98                      By:/s/ Benjamin Silber
                                       Benjamin Silber, Director



Dated: 4/13/98                      By:/s/ Frank G. Pringle
                                       Frank G. Pringle, Chairman and co-
                                                         President

               REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Classic Restaurants International, Inc.

We have audited the accompanying balance sheets of Classic Restaurants International, Inc. as of June 30, 1997 and 1996, and the related statements of operations, stockholders' equity (deficiency), and cash flows for the year ended June 30, 1997 and the six months ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Classic Restaurants International, Inc. as of June 30, 1997 and 1996, and the results of its operations, and its cash flows for the year ended June 30, 1997 and the six months ended June 30, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As explained in Note 11 subsequent to November 25, 1997, the Company entered into an agreement to acquire all the outstanding stock of A.A. Corp. in a business combination accounted for as a pooling of interests.



                       Stark Tinter & Associates, LLC
                       Certified Public Accountants


Englewood, Colorado
November 25, 1997
Except for Note 11, dated March 4, 1998

                       [Letterhead of James Moore & Co., P.L.]

                        INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Classic Restaurants International, Inc.:


We have audited the accompanying statement of operations, stockholders' equity (deficit) and cash flows of Classic Restaurants International, Inc. for the year ended December 31, 1995. These financial statements are the re-sponsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, Classic Restaurants International, Inc.'s results of operations and cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

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

                                        James Moore & Co.

Gainesville, Florida
March 20, 1996

             CLASSIC RESTAURANTS INTERNATIONAL, INC.
                 CONSOLIDATED BALANCE SHEETS

                                                   June 30,        June 30,
                                                     1996            1997
                                                    --------       --------
                            ASSETS
Current assets:
  Cash and cash equivalents                         $  22,759      $  36,656
  Inventory                                            16,080         14,039
  Prepaid expenses                                     13,945            -
  Due from officers and
    stockholders (Notes 4 and 10)                      52,088         91,444
  Other receivables                                     3,685          6,655
                                                    ----------     ----------
    Total current assets                              108,557        148,794

Property and equipment-net of accumulated
    Depreciation (Note 3)                             476,935        348,801

Other assets:
  Intangibles net of accumulated amortization
  Of $7,167 and $10,707                                22,833         21,501
  Deposits                                             37,418         39,119
                                                    -----------    ----------
                                                    $ 645,743      $ 558,215
                                                    -----------    ----------

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable                                  $ 187,094      $ 184,394
  Accrued expenses                                    151,019        119,169
  Notes payable (Note 4)                              338,448        333,614
  Due to stockholder                                  320,641           -
  Advance banquet deposits                             34,433         26,973
  Deferred revenue                                     19,521         13,833
  Deferred rent                                        33,548         26,640
                                                    -----------    ----------
    Total current liabilities                       1,084,704        701,623
                                                    -----------    ----------
Commitments and contingencies (Notes 5, 8, and 10)

Stockholders' equity (deficiency)(Note 7):
  Common stock, Class A no par value,
   1,800,000,000 shares authorized 3,018,592 and
   4,384,116 shares issued and outstanding          2,563,157      3,814,880
  Common stock, Class B no par value, 200,000,000
   Shares authorized, 200,000 shares issued
   And outstanding                                        200            200
  Preferred stock, Series A, convertible, stated
   value $25,000, 20 shares authorized, 14 shares
   issued and outstanding                                  -         350,000
  Preferred stock, Series B convertible, stated
   value $15, 12,000 shares authorized,
   2,918 issued and outstanding                            -          43,770
  Preferred stock, Series C, convertible,
   stated value $50,000, 12 shares authorized,
   no shares issued or outstanding                       -              -
  Accumulated deficit                              (3,002,318)     4,352,258)
                                                      -----------  ----------
Total stockholders' equity (deficiency)              (438,961)      (143,408)
                                                      -----------  ----------
                                                    $ 645,743      $ 558,215


                 See accompanying notes to financial statements.

                 CLASSIC RESTAURANTS INTERNATIONAL, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEAR ENDED DECEMBER 31, 1995,
                 THE SIX MONTHS ENDED JUNE 30, 1996 AND
                      THE YEAR ENDED JUNE 30, 1997

                                  1995           1996          1997
                                -----------   ----------    -----------
Net sales                      $ 2,632,151    $ 1,372,352   $ 2,328,729
                                -----------   ----------    -----------
Operating expenses:
  Operating and maintenance      2,497,044      1,247,567     1,894,743
  General and administrative     1,223,793        480,960     1,584,014
  Depreciation and amortization    142,291         71,711       145,229
                                -----------   ------------  ------------
   Total operating expenses      3,863,128      1,800,238     3,623,986
                                -----------   ------------  ------------
Loss from operations            (1,230,977)      (427,886)   (1,295,257)
                                -----------   ------------  ------------
Other income (expense):
  Other income                       -                300         7,945
  Interest expense                 (16,718)       (18,881)      (62,628)
                                   (16,718)       (18,581)      (54,683)
                                -----------   ------------  ------------
Net (loss)                     $(1,247,695)    $ (446,467)  $(1,349,940)
                                -----------   ------------  ------------
Per share information:

Weighted average shares
Outstanding                      2,042,036      2,799,791     3,525,714
                                -----------   ------------  ------------
                                -----------   ------------  ------------
Basic and diluted loss per share  $  (0.61)     $   (0.16)    $   (0.38)
                                -----------   ------------  ------------


               See accompanying notes to financial statements.

                        CLASSIC RESTAURANTS INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEAR ENDED DECEMBER 31, 1995,
                       THE SIX MONTHS ENDED JUNE 30, 1996 AND
                              THE YEAR ENDED JUNE 30, 1997

                                           1995         1996          1997
                                       --------------------------------------
Cash flows from operating activities:
Net loss                              $ (1,247,695) $ (446,467) $ (1,349,940)
Adjustments to reconcile net loss
 To net cash provided by (used in)
 Operating activities:
  Depreciation and amortization            142,291      71,711       145,229
  Common stock issued for services         225,000     150,000       440,951
Changes in assets and liabilities:
(Increase) decrease in inventory             1,854        (109)        2,041
(Increase) decrease in prepaid expenses    (12,507)       (812)       13,945
(Increase) decrease in other receivables    (3,605)      3,197        (2,970)
(Increase) decrease in deposits            (11,168)     10,180        (1,701)
Increase (decrease) in accounts
 Payable and accrued expenses              230,859    (250,100)      (34,550)
Increase (decrease) in advance
  banquet deposits                            (891)      2,842        (7,460)
Increase (decrease) in deferred revenue    (14,602)    (21,654)       (5,688)
Increase (decrease) in deferred rent          (908)     (2,454)       (9,908)
                                       --------------------------------------
  Total adjustments                        556,323     (37,199)      539,889
                                       --------------------------------------
  Net cash (used in) operating
    activities                            (691,372)   (483,666)     (810,051)
                                       --------------------------------------

Cash flows from investing activities:
  Purchase of intangible assets              -            -           (2,208)
  Purchase of fixed assets                  (5,436)     (8,209)      (13,555)
                                       --------------------------------------
   Net cash (used in) investing
     activities                             (5,436)     (8,209)      (15,763)

Cash flows from financing activities:
 Net proceeds from issuance of
   common stock                             23,425     334,563       234,631
 Net proceeds from issuance of
   preferred stock                             -          -          543,770
 Proceeds from notes payable               347,506     222,063       118,666
 Payments on notes payable                     -          -         (123,500)
 Proceeds from due to stockholder          177,483      82,200       170,000
 Repayments on due to stockholder          (15,000)   (108,470)      (64,500)
 Repayments on due from officers
   and stockholders                             -        7,347       140,177
 Advances to due from officers and
   stockholders                            (36,735)     (7,700)     (179,533)
 Increase (decrease) in bank overdraft      19,901     (35,035)         -
 Refund of canceled stock                   (2,000)         -           -
                                       --------------------------------------
   Net cash provided by financing
     Activities                            714,580     494,968       839,711
                                       --------------------------------------
Net increase in cash and cash
  equivalents                               17,772       3,093        13,897
Beginning-cash and cash equivalents          1,894      19,666        22,759

Ending-cash and cash equivalents      $     19,666    $ 22,759     $  36,656
                                       --------------------------------------


                  See accompanying notes to financial statements.

                CLASSIC RESTAURANTS INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                FOR THE YEAR ENDED DECEMBER 31, 1995,
                THE SIX MONTHS ENDED JUNE 30, 1996 AND
                    THE YEAR ENDED JUNE 30, 1997

                                    1995            1996             1997
                               -------------   --------------    ------------
Supplemental cash flow
information:

  Cash paid for: Interest       $  9,506         $  8,881         $     -
                 Income taxes   $    -           $    -           $     -

Non-cash investing and
   Financing Activities:

Common stock issued for the
  cancellation of related
  party debt                         -           $    -           $  426,141
Common stock issued in
  Reorganization                     -           $ 327,507        $     -
12% Series A subordinated
  convertible redeemable
  debenture                     $    -           $    -           $    9,666


Noncash investing and financing activities in the fiscal year ended June 30, 1997 consists of 12% Series A Senior Subordinated Convertible Redeemable Debentures purchased at 75% of the face amount of such Debentures, or $29,000. The Holder is entitled at anytime commencing 45 days after closing of the sale of such Debentures to convert any amount over $25,000 of the principal face amount of this Debenture then outstanding into shares of common stock, $0.001 par value per share, of the Company at a conversion price for each share of common stock equal to the lower of (1) 80% of the average closing bid price of the common stock for the business day immediately preceding the date of receipt by the Company of notice of conversion or (2) 80% of the average of the closing bid price of the common stock for the 5 business days immediately preceding the date of the subscription as reported by NASDAQ. The difference between the face value of $38,666 and the purchase price of $29,000 is accounted for as loan fee expense.


              See accompanying notes to financial statements.


                                                          CLASSIC RESTAURANTS INTERNATIONAL, INC.
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIENCY)
                                                FOR THE YEAR ENDED DECEMBER 31, 1995, THE SIX MONTHS
                                                ENDED JUNE 30, 1996 AND THE YEAR ENDED JUNE 30, 1997

                                                                                Preferred         Preferred
                               Common Stock Class A   Common Stock Class B    Stock Class A     Stock Class B
                               --------------------   --------------------   ----------------   -------------    Accumulated
                               Shares      Amount     Shares      Amount     Shares    Amount   Shares   Amount    Deficit
                               ------      ------     ------      ------     ------    ------   ------   ------   -----------
Balance December 31, 1994     1,810,715  $ 1,304,662  200,000    $   200        -     $   -       -      $  -     $(1,308,156)

Issuance of shares for cash     133,400      223,425     -           -          -         -       -         -         -
Issuance of shares for no
  Consideration                   5,050          -       -           -          -         -       -         -         -
Issuance of shares for
  Services                      225,000      225,000     -           -          -         -       -         -         -
Shares canceled                    (500)      (2,000)    -           -          -         -       -         -         -
Net loss for the year              -            -        -           -          -         -       -         -     (1,247,695)
                              -----------------------------------------------------------------------------------------------
Balance December 31, 1995     2,173,665    1,751,087  200,000        200        -         -       -         -     (2,555,851)

Shares issued for services      150,000      150,000     -           -          -         -       -         -         -
Shares issued for cash          155,960      334,563     -           -          -         -       -         -         -
Shares issued for
  Reorganization (Note 9)       538,967      327,507     -           -          -         -       -         -         -
Net loss for the period            -            -        -           -          -         -       -         -       (446,467)
                              -----------------------------------------------------------------------------------------------
Balance June 30, 1996         3,018,592    2,563,157  200,000       200         -         -       -         -     (3,002,318)

Shares issued for services      561,750      440,951     -           -          -         -       -         -         -
Shares issued for cash          299,677      234,631     -           -           20    500,000   2,918    43,770      -
Shares issued in
exchange for debt              268, 509      426,141     -           -          -         -       -         -         -
Shares issued in conversion
  of Series A Preferred Stock   235,588      150,000     -           -           (6)  (150,000)   -         -         -
Net loss for the year              -            -        -           -          -         -       -         -     (1,349,940)
                              -----------------------------------------------------------------------------------------------
Balance June 30, 1997         4,384,116  $ 3,814,880  200,000    $  200          14   $350,000   2,918  $ 43,770  $(4,352,258)

[FN]

                             See accompanying notes to financial statements


                 NOTES OF FINANCIAL STATEMENTS


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

Property and equipment: Property and equipment consists primarily of restaurant equipment and leasehold improvements which are recorded at cost. Depreciation on restaurant equipment is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated using the straight-line method over the lesser of the term of the related lease or the estimated useful lives of the assets. Depreciation expense charged to operations was $140,291 for the year ended December 31, 1995, $70,878 for the six months ended June 30, 1996, and $141,689 for the year ended June 30, 1997.

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

Intangible assets and amortization: Intangible assets include amounts paid for the Musicana tradename and music library. Amortization is computed using the straight-line method over fifteen years. Amortization expense charged to operations was $2,000 for the year ended December 31, 1995, $1,000 for the six months ended June 30, 1996, and $3,540 for the year ended June 30, 1997.

Deferred rent: The lease agreement for a restaurant building contains provisions for no initial monthly rent and for scheduled rent increases (see
Note 8). The deferred rent amount represents the difference between amounts paid and rental expense computed on a straight-line basis over the entire lease term.

Revenue recognition: Revenues are recognized in the period when the customer attends the dinner theater and receives the service. Revenues collected in advance are recorded as advance banquet deposits and deferred revenue.

Inventory: Inventory is recorded at cost and consists of food and bar items. Cost is determined on the first-in, first-out (FIFO) method.

Advertising: The Company expenses costs of advertising as incurred. The costs related to brochures and other printed materials are amortized over their estimated useful lives. Advertising costs charged to operations were $273,146, $46,904, and $76,872 during 1995, 1996, and 1997 respectively.

Estimates: Management uses estimates and assumptions in preparing financial statements. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

2.     Basis of Presentation:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at June 30, 1996 and 1997, current liabilities exceed current assets by $976,147 and $650,738 and total liabilities exceed total assets by $440,177 and $241,317.

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

3.     Property and Equipment:

Property and equipment consists of the following:


                                   June 30,      June 30,
                                    1996          1997
                                 ----------     ---------
Leasehold improvements           $ 519,946     $ 520,746
Equipment                          260,196       255,366
Furniture                           22,694        34,051
                                 ---------     ---------
                                   802,836       810,163
Less: Accumulated depreciation     325,901       461,362
                                 ---------     ---------
                                 $ 476,935     $ 348,801

4.     Notes Payable-affiliates:

Notes payable consist of the following:
                                   June 30,     June 30,
                                     1996         1997
                                   --------     --------
8% convertible promissory
notes to stockholders,
interest due monthly,
principal due December 31,
1995.  Convertible at
anytime into Class A common
stock at $3.20 per share by
the holder.  Payment of
notes is guaranteed
personally by the Company's
president, unsecured (in
default)                          $ 113,948    $ 105,448


14% promissory note due
during December, 1996,
guaranteed by the Company's
president, unsecured (in
default)                             31,000       31,000

18.25% promissory notes due
from July 1996 to November
1996, unsecured (in
default)                            188,500       78,500

3% promissory note due
November 1996, secured by
security interest in Class
A Common Stock (in default)            -          80,000

12% Series A Subordinated
Convertible Redeemable
Debenture, interest due
quarterly, principal due
June 30, 1998.  Convertible
at anytime after 45 days
after closing of the
Offering into common stock
at a price equal to the
lower of 80% of the average
closing bid price for the
business day immediately
preceding date of receipt
of notice to convert or 5
business days immediately
preceding date of
subscription, uncollateralized         -          38,666

Non-interest bearing loan
from a shareholder, due on
demand, unsecured                    5,000           -
                                 ----------     ---------
                                 $ 338,448      $ 333,614

The weighted average interest rate for short-term borrowings was approximately 13% at June 30, 1996 and June 30, 1997.

During 1997, $36,083 of interest was accrued and charged to operations related to these notes.

5.     Concentrations of Credit Risk:

Significant concentrations of credit risk for all financial instruments owned by the Company as of June 30, 1996 and 1997 are as follows:

The Company's deposits are comprised of amounts held by various lessors of real property for security, last month's rent and utilities. The Company has no policy requiring collateral or other security to support its deposits.

The Company has short-term receivables due from three stockholders totaling $52,088 and $91,444 as of June 30, 1996 and June 30, 1997. These receivables are non-interest bearing and not collateralized. The Company's policy of requiring collateral or other security on loans made to officers or stockholders is determined on a case-by-case basis.

6.     Income Taxes:

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

At June 30, 1997, the Company has a net operating loss carryforward totaling approximately $4,200,000 that may be offset against future taxable income through 2010. No tax benefit has been reported in the accompanying financial statements, because the Company believes there exists a possibility that the carryforward will expire unused. Accordingly, the tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount. The expected tax benefit that would result from applying federal statutory tax rates to the pre-tax loss differs from amounts reported in the financial statements because of the increase in the valuation allowance.

7.     Stockholders' Equity (Deficiency):

During the fiscal year ended June 30, 1997, the Company issued 331,500 shares of its Class A common stock for cash of $234,831.

During the fiscal year ended June 30, 1997, the Company issued 268,509 shares of its Class A common stock to retire related party debt of $426,141.

During the fiscal year ended June 30, 1997, the Company issued 561,750 shares of its Class A common stock for services valued at $440,951.

During the fiscal year ended June 30, 1997, the Company issued 150,000 shares of its Class A common stock in conversion of 6 shares of its Series A convertible preferred stock.

At June 30, 1997, the Company has outstanding warrants to purchase 195,000 shares of the Company's Class A common stock, at a price equal to the lesser of $1.70 or 60% of the closing bid price of the Company's Class A common stock on the date of exercise. The warrants became exercisable in June 1997 and expire in October 1999.

The Company's Series A convertible preferred stock has common stock voting rights and pays no dividends. The Series A convertible preferred stock is redeemable at the option of the Company 12 months after issuance at $25,000 per share. The conversion price is the lesser of the closing bid price of the Class A common stock on the date of the subscription agreement or 60% of the average closing bid price for a period of 3 trading days immediately preceding the date of conversion.

The Company's Series B convertible preferred stock has voting rights and pays a dividend at a rate of 11.5%. The Series B convertible preferred stock is not redeemable by the Company. The conversion price is $1.50 per share. At June 30, 1997, dividends in arrears on the Series B convertible preferred stock was $3,118.

The Company's Series C convertible preferred stock does not have common stock voting rights and are not entitled to receive dividends. The Series C convertible preferred stock is redeemable by the Company any time after issuance at a price of $50,000 per share. The conversion price is equal to the closing bid price on the conversion date.

8.     Leases:

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

The Company entered into a non-cancelable lease on office space in October 1996. The lease expires in September 2001. The rent is $1,524 per month for the first 12 months with annual increases of $39.month.

The Company also leases certain office equipment under various operating leases.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of June 30, 1997, for the next five years and thereafter are as follows:


        Year ended June 30:
                1998                $ 179,556
                1999                  118,003
                2000                   25,548
                2001                   24,316
                2002                    4,563
                                    ---------
                          Total     $ 351,986

The Company also rents two apartments in Clearwater under one year operating leases effective through June 1998 for total monthly rentals of $1,130, and two apartments in Boca Raton under one year operating leases effective through October 1998 for total monthly rentals of $1,460.

Rent expense was $256,922, $126,732 and $265,896 for the year ended June 30, 1995, for the six months ended June 30, 1996, and for the year ended June 30, 1997 respectively.

9.     Related Party Transactions:

During 1995, the Company's majority shareholder, Crown Resources, Inc., advanced the Company $177,483. During 1996, $31,270 was repaid, and during 1997 the balance was repaid. The balances due this shareholder at June 30, 1996 was $320,641, was unsecured and had no set interest or repayment terms. The balance due this shareholder $426,141 was converted into 268,509 shares of Class A common stock. (see Note 7). In addition, another shareholder, Caroline Anderson, made a $5,000 working capital advance to the Company during 1996 (see
Note 4).  This advance was repaid to the shareholder during 1997.

During 1996, $10,000 of interest was accrued and charged to operations related to these advances.

10.     Recapitalization:

In June 1995, the Board of Directors of the Company entered into an agreement and plan of share exchange with two unrelated corporations, Casinos International, Inc. (Casinos) and Great American Resorts, Inc. The parties agreed that Casinos would acquire all of the issued and outstanding shares of common stock of the Company and the Company would become a wholly owned operating subsidiary of Casinos. The effective date of the agreement was January 31, 1996. At the effective date, the Company became a wholly owned subsidiary of Casinos, and Casinos changed its name to Classic Restaurants International, Inc. and the existing members of the Board of Directors of Casinos resigned and were replaced by existing members of the Board of Directors of the Company. On the effective date, Casinos issued shares of its Casinos common stock to all non-dissenting shareholders of the Company in exchange for all of the issued and outstanding Company stock at an exchange rate of: one share of Casino Class A common stock for each one share of Company Class A common stock; one share of Casino Class B common stock for each one share of Company Class B common stock; and one share of Casino Class A common stock for each one share of Company Class A preferred stock. Shareholders of the Company had the right to dissent from the share exchange provided in this agreement and to obtain payment for their shares.

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

11.     Commitments and Contingencies:

In May 1997, Mark Shoom filed a lawsuit against the Company and James Robert Shaw to recover the principal, interest and attorney's fees due under a promissory note dated October 9, 1996 in the original principal amount of $80,000 payable by the Company and guaranteed personally by Mr. Shaw. . In June 1997, the Company entered into a Settlement Agreement with Mr. Shoom under which the Company agreed to issue Mr. Shoom 114,737 shares of the Company's Class A Common Stock under Regulation S of the Securities and Exchange Commission. In addition, in the event Mr. Shoom receives net proceeds from the sale of said shares of less than $103,300, the Company is obligated to issue Mr. Shoom additional shares with a value, as determined from the bid price of said stock, equal to the difference between $103,300 and the net proceeds received. To date, the Company has not performed under the Settlement Agreement, in that the Company has not issued Mr. Shoom the initial 114,737 shares of Class A Common Stock. As a result of the Company's breach of the Settlement Agreement, Mr. Shoom, through his attorneys, has recently filed a motion for entry of a default judgment. The Company and Mr. Shaw have filed a motion to reopen the default, as well as an answer and counterclaim. The court recently denied Mr. Shoom's motion and granted the Company's motion to reopen the default. There is a substantial chance that the Company will be found liable to Mr. Shoom for some amount of money, the exact amount of which is unknown at this time.

12.     Subsequent events:

On February 28, 1998 the Company entered into an Agreement and Plan of Share Exchange with AA Corp. and its shareholders (the "Agreement") under which the Company agreed to acquire all the issued and outstanding stock of AA Corp. for 500,000 shares of the Company's convertible preferred stock.

Upon execution of the Agreement, the Company's Board of Directors was reconstituted to include Frank Pringle and Benjamin Silber. In addition, Mr. Pringle was designated Chairman of the Board of Directors and Co-President of the Company with Mr. Shaw.

On December 9, 1997, Evelyn Kuntz served a writ of garnishment on the NationsBank, N.A. in collection of a default judgment which she had obtained against the Company in the amount of $46,376.31 on August 20, 1997. The writ of garnishment caused NationsBank to freeze the accounts of the Company and its wholly owned subsidiary, Classic Restaurants International, Inc., a Florida corporation. Mr. Kuntz's initial suit was filed to collect the balance due on a promissory note issued by the Company. On or about December 19, 1997, the Company and Ms. Kuntz entered into a Stipulation for Dissolution of Writ of Garnishment, Settlement Agreement and Order pursuant to which the parties agreed that the funds held by NationsBank on behalf of the Company would be turned over to Ms. Kuntz in partial satisfaction of the judgment and the funds held by NationsBank on behalf of Classic's subsidiary were released to the subsidiary. In addition, the Company agreed to make payments of $5,000 per month to Ms. Kuntz until the balance of the judgment was satisfied, and to issue Ms. Kuntz 125,000 shares of the Company's Class A Common Stock as collateral to secure the Company's remaining obligation to Mr. Kuntz. In return, Ms. Kuntz agreed to forebear from any further collection efforts as long as the Company was not in default under the terms of the Stipulation. The Company is in compliance with its monetary obligations under the Stipulation, and has issued Ms. Kuntz the shares of Class A Common Stock as collateral.