Form 10QSB
period 1997-09-30
CREATIVE RECYCLING TECHNOLOGIES INC
filed 1998-05-12
CIK 861058

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[x]         QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: September 30, 1997

[ ]         TRANSITION REPORT PURSUANT SECTION 13 OF 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________________ to _______________

                         Commission file number 0-28704

                     CREATIVE RECYCLING TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

           GEORGIA                                         84-1122431
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

Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No _X___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

             733,280 SHARES OF CLASS A COMMON STOCK, NO PAR VALUE
              10,000 SHARES OF CLASS B COMMON STOCK, NO PAR VALUE
                              AS OF MAY 12, 1998

Transitional Small Business Disclosure Format (check one):
Yes __  No _X_

                     CLASSIC RESTAURANTS INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                         PAGE

PART I.           FINANCIAL INFORMATION

     Item 1.         Financial Statements

                     Consolidated Balance Sheet dated September 30, 1997    3
                     Consolidated Statement of Operations                   4
                     Consolidated Statements of Cash Flows for the
                      Three Months Ended September 30, 1996 and 1997        5
                     Notes to Financial Statements                          6

     Item 2.         Management's Discussion and Analysis of Financial      7
                     Condition and Results of Operations


PART II.             OTHER INFORMATION                                      8

                   PART I. - FINANCIAL INFORMATION


             CREATIVE RECYCLING TECHNOLOGIES, INC.
                 CONSOLIDATED BALANCE SHEET
                     SEPTEMBER 30, 1997
                        (UNAUDITED)

                                                   September 30,   June 30,
                                                     1997            1997
                                                    --------       --------
                            ASSETS
Current assets:
  Cash and cash equivalents                         $  27,563      $  36,656
  Inventory                                            14,751         14,039
  Prepaid expenses                                       (624)           -
  Due from officers and
    stockholders                                      183,625         91,444
  Other receivables                                     8,118          6,655
                                                    ----------     ----------
    Total current assets                              233,433        148,794

Property and equipment-net of accumulated
    Depreciation                                      315,726        348,801

Other assets:
  Intangibles net of accumulated amortization
  Of $7,167 and $10,707                                20,965         21,501
  Deposits                                             39,119         39,119
                                                    -----------    ----------
                                                    $ 609,243      $ 558,215
                                                    ===========    ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Accounts payable                                  $ 239,479      $ 184,394
  Accrued expenses                                    164,135        119,169
  Notes payable                                       333,614        333,614
  Advance banquet deposits                             39,326         26,973
  Deferred revenue                                     11,865         13,833
  Deferred rent                                        23,640         26,640
                                                    -----------    ----------
    Total current liabilities                         812,059        701,623
                                                    -----------    ----------
Commitments and contingencies

Stockholders' equity (deficiency):
  Common stock, Class A no par value,
   1,800,000,000 shares authorized 3,018,592 and
   4,384,116 shares issued and outstanding          4,045,124      3,814,880
  Common stock, Class B no par value, 200,000,000
   Shares authorized, 200,000 shares issued
   And outstanding                                        200            200
  Preferred stock, Series A, convertible, stated
   value $25,000, 20 shares authorized, 14 shares
   issued and outstanding                             350,000        350,000
  Preferred stock, Series B convertible, stated
   value $15, 12,000 shares authorized,
   2,918 issued and outstanding                        43,770         43,770
  Preferred stock, Series C, convertible,
   stated value $50,000, 12 shares authorized,
   no shares issued or outstanding                       -              -
  Accumulated deficit                              (4,641,910)     4,352,258)
                                                   -----------     ----------
Total stockholders' equity (deficiency)              (202,816)      (143,408)
                                                   -----------     ----------
                                                    $ 609,243      $ 558,215
                                                   ===========     ==========

                 See accompanying notes to financial statements.

                 CREATIVE RECYCLING TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                            (UNAUDITED)

                                        For the three months
                                          ended March 31,
                                         1997            1996
                                        ------          ------

Net sales                              $ 317,718      $ 411,874
                                        ---------     -----------
Operating expenses:
  Operating and maintenance              376,665        373,965
  General and administrative             182,771        250,632
  Depreciation and amortization           35,920         35,891
                                       -----------    -----------
   Total operating expenses              595,356        660,488
                                       -----------    -----------
Loss from operations                    (277,638)      (248,614)
                                       -----------    -----------
Other income (expense):
  Other income                               448          7,209
  Interest expense                       (11,735)        (6,229)
                                       -----------    -----------
                                         (11,287)           983
                                       -----------    -----------
Net (loss)                             $(288,925)     $(247,631)
                                       ===========    ===========
Per share information:

Weighted average shares
Outstanding                            5,467,449      3,021,925
                                      ===========    ===========
Basic and diluted loss per share        $  (0.05)     $   (0.08)
                                      ===========    ===========


               See accompanying notes to financial statements.

                        CREATIVE RECYCLING TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                                    (UNAUDITED)

                                                    1996           1997
                                                 -----------    ------------
Cash flows from operating activities:
Net loss                                          $ (288,925)    $ (247,631)
Adjustments to reconcile net loss
 To net cash provided by (used in)
 Operating activities:
  Depreciation and amortization                       35,920         35,891
Changes in assets and liabilities:
(Increase) decrease in inventory                        (712)        (1,547)
(Increase) decrease in prepaid expenses                  624           (313)
(Increase) decrease in other receivables              (1,463)         2,489
(Increase) decrease in accounts
  payable and accrued expenses                        99,324         29,299
Increase (decrease) in advance
  banquet deposits                                    12,353         13,206
Increase (decrease) in deferred revenue               (1,968)           674
                                                   -----------   -----------
  Total adjustments                                  144,078         79,699
                                                   -----------   -----------
  Net cash (used in) operating
    activities                                      (144,847)      (167,932)
                                                   -----------   -----------

Cash flows from investing activities:
  Purchase of intangible assets                         -               -
  Purchase of fixed assets                            (2,309)        (4,859)
                                                   -----------   -----------
   Net cash (used in) investing
     activities                                       (2,309)        (4,859)

Cash flows from financing activities:
 Net proceeds from issuance of
   common stock                                      230,244         20,000
 Payments of deposits                                    -           (1,521)
 Proceeds from due to officers and
  and stockholders                                       -          152,001
 Advances to due from officers and
   stockholders                                      (92,181)        (4,300)
                                                   ----------     ----------
   Net cash provided by financing
     Activities                                      138,063        166,180
                                                   ----------     ----------
Net increase in cash and cash
  equivalents                                         (9,093)        (6,611)

Beginning-cash and cash equivalents                   36,656         22,759

Ending-cash and cash equivalents                   $  27,563       $ 16,148
                                                   ==========     ==========


                  See accompanying notes to financial statements.

              CLASSIC RESTAURANTS INTERNATIONAL, INC.
                   NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997
                            (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared inaccordance with generally accepted accounting principles for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of June 30, 1997, and the notes thereto, included in the Company's Form 10-KSB.

2.       REINCORPORATION

At a special meeting of the shareholders of the Company held on April 13, 1998, the shareholders voted to a approve a merger of the Company with and into Creative Recycling Technologies, Inc. ("CRT"), a wholly owned subsidiary of the Company incorporated under the laws of the State of Georgia, for the purpose of changing the Company's state of incorporation from Colorado to Georgia. The merger became effective on April 14, 1998. As of the effective date of the merger, the Company ceased to exist as a separate legal entity, and CRT assumed, and became the owner of, all of the liabilities and assets of the Company by operation of law. Under the Agreement and Plan of Merger, common and preferred shareholders of the Company received, for each share of common or preferred stock which they owned in the Company, one share of common or preferred stock in the CRT which has the same rights, preferences and limitations as the shares which they owned in the Company immediately before the effective date of the merger.

Effective upon the close of trading on April 14, 1998, the Company effected a 1-for-20 reverse stock split of its Class A and Class B Common Stock. All per share amounts herein have not been adjusted to reflect the effects of the reverse stock split.

3.    COMMON STOCK

For the period July 1, 1997 to September 30, 1997, the Company issued 1,622,500 shares of Class A Common Stock in private placements, and realized net proceeds of $230,244 therefrom.

4. FOREIGN OFFERING

In April 1998, the Company entered into an agreement with Brown & Lampe, a brokerage firm based on Vienna, Austria, under which the firm agreed to sell, on a best efforts basis, up to 3,500,000 shares of Class A Common Stock and Series A Warrants for $1.50. Each Series A Warrant entitles the holder to purchase one share of Class A Common Stock for $3.50 per share at any time until December 31, 2003. Under the agreement, Brown & Lampe is entitled to a commission equal to 33 1/3% of the amount raised. The offering is being conducted pursuant to an exemption from registration contained in Regulation S under the Securities Act of 1933. Proceeds from the offering are intended to be used principally to fund the Company's tire recycling operations which it is acquiring pursuant to its agreement to acquire all of the outstanding common stock of AA Corp.

5. VOYAGER IPO SELECT FUND, LTD.

On June 20, 1997, the Company entered into an agreement with Voyager IPO Select Fund, Ltd. ("Voyager"), to repurchase six shares of Series A Preferred Stock, which had a face value of $150,000, and 286,088 shares of Class A Common Stock for twelve shares of Series C Preferred Stock and $250,000 cash. The Company and Voyager since orally amended the agreement to provide that the Company would give Voyager a promissory note bearing interest at eight percent (8%) per annum, and due and payable in full on July 1, 1998, in lieu of the $250,000 cash payment. The Series C Preferred Stock has a liquidation value of $50,000 per share, is not entitled to receive dividends, does not have any voting rights, and is convertible into Class A Common Stock based on a conversion price which is determined based on the bid price of the Class A Common Stock immediately before any conversion.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997 the Company had a working capital deficit of ($578,626), compared to a working capital deficit of ($552,829) on June 30, 1997. On September 30, 1997, and June 30, 1997, the Company had cash and cash equivalents of $27,563, and $36,656, respectively. During the quarter ended September 30, 1997, the Company's working capital was impacted by a larger loss from operations during the Company's seasonally slow period, offset by $230,244 in new capital raised from the private placement of shares of common stock.

As of the quarter ended September 30, 1997, the Company had substantial trade liabilities, all of which it was unable to pay in the ordinary course of business. In addition, the Company was in default in the payment of principle and interest on $333,614 of note indebtedness. Currently, the Company is dependent upon advances from shareholders and the sale of stock to meet its financing needs. There is no guaranty that the Company will be able to obtain additional financing from these sources.

RESULTS OF OPERATIONS

For the three months ended September 30, 1997 and 1996, net sales were $317,718 and $411,874, respectively, for a decrease of 23%. This decrease is partly due to the poor tourist market experienced by the area in which the Company's restaurants are located. The fiscal first quarter is traditionally the Company's worst operating quarter, with the winter quarter being the best due to the Florida tourist season.

The drop in net sales was offset by a substantial drop in general and administrative expenses from $250,632 in the quarter ended September 30, 1996 to $182,771 in the quarter ended September 30, 1997, representing a 28% decline from the prior year. Management expects this trend to continue for the remainder of fiscal 1998. For the three months ended September 30, 1997, operating expenses were virtually unchanged from the prior year, increasing less than 1% to $376,665 from $373,965 in the three months ended September 30, 1996. The Company experienced a loss from operations of $277,638 and a net loss of $288,925, for the three months ended September 30, 1997. In contrast, for the three months ended September 30, 1996, the Company had a loss from operations of $248,614 and a net loss of $247,631.

                      PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 2.  Changes in Securities

	None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

REGULATION
S-B NUMBER           EXHIBIT

   27                Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CREATIVE RECYCLING TECHNOLOGIES, INC.


May 12, 1998               \s\ June M. Cuba
Date                           June M. Cuba
                               Chief Financial Officer

</TEXT/