Form 10QSB/A
period 1997-09-30
CREATIVE RECYCLING TECHNOLOGIES INC
filed 1998-05-15
CIK 861058

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

                     CREATIVE RECYCLING TECHNOLOGIES, INC.

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

                 CREATIVE RECYCLING TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                            (UNAUDITED)

                                        For the three months
                                          ended September 30,
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

              CREATIVE RECYCLING TECHNOLOGIES, INC.
                   NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997
                            (UNAUDITED)

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