Form 10QSB
period 1997-12-31
CREATIVE RECYCLING TECHNOLOGIES INC
filed 1998-05-15
CIK 861058

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[x]         QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: December 31, 1997

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

                   PART I. - FINANCIAL INFORMATION


             CREATIVE RECYCLING TECHNOLOGIES, INC.
                 CONSOLIDATED BALANCE SHEET
                     DECEMBER 31, 1997
                        (UNAUDITED)

                                                   December 31,   June 30,
                                                     1997            1997
                                                    --------       --------
                            ASSETS
Current assets:
  Cash and cash equivalents                         $  10,858      $  36,656
  Inventory                                            17,222         14,039
  Due from related party                                  572             -
  Due from officers and
    stockholders                                      220,812         91,444
  Other receivables                                     6,161          6,655
                                                    ----------     ----------
    Total current assets                              255,625        148,794

Property and equipment-net of accumulated
    Depreciation                                      280,329        348,801

Other assets:
  Intangibles net of accumulated amortization
  Of $7,167 and $10,707                                20,281         21,501
  Deposits                                             39,119         39,119
  Deferred discounts                                    8,773             -
                                                    -----------    ----------
                                                    $ 604,127      $ 558,215
                                                    ===========    ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Accounts payable                                  $ 179,809      $ 184,394
  Accrued expenses                                    179,996        119,169
  Notes payable                                       306,453        333,614
  Advance banquet deposits                             22,080         26,973
  Deferred revenue                                     47,392         13,833
  Deferred rent                                        23,640         26,640
                                                    -----------    ----------
    Total current liabilities                         759,370        701,623
                                                    -----------    ----------
Commitments and contingencies

Stockholders' equity (deficiency):
  Common stock, Class A no par value,
   1,800,000,000 shares authorized 3,018,592 and
   4,384,116 shares issued and outstanding          4,163,684      3,814,880
  Common stock, Class B no par value, 200,000,000
   Shares authorized, 200,000 shares issued
   And outstanding                                        200            200
  Preferred stock, Series A, convertible, stated
   value $25,000, 20 shares authorized, 14 shares
   issued and outstanding                             350,000        350,000
  Preferred stock, Series B convertible, stated
   value $15, 12,000 shares authorized,
   2,918 issued and outstanding                        43,770         43,770
  Preferred stock, Series C, convertible,
   stated value $50,000, 12 shares authorized,
   no shares issued or outstanding                       -              -
  Accumulated deficit                              (4,712,897)     4,352,258)
                                                   -----------     ----------
Total stockholders' equity (deficiency)              (155,243)      (143,408)
                                                   -----------     ----------
                                                    $ 604,127      $ 558,215
                                                   ===========     ==========

                 See accompanying notes to financial statements.

                 CREATIVE RECYCLING TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1997
                            (UNAUDITED)

                                      For the three months         For the six months
                                        ended December 31,           ended December 31,
                                       1997            1996         1997            1996
                                      ------          ------       ------          ------


Net sales                            $ 644,516      $ 703,959      $ 962,234      $ 1,115,833
                                     ---------     -----------     ----------      -----------
Operating expenses:
  Operating and maintenance            482,494        547,638        859,159          921,604
  General and administrative           183,460        444,310        366,231          694,941
  Depreciation and
     amortization                       36,082         35,899         72,002           71,789
                                     -----------    -----------    ----------      -----------
   Total operating expenses            702,036      1,027,847      1,297,392        1,688,334
                                     -----------    -----------    ----------      -----------
Loss from operations                   (57,520)      (323,888)      (335,158)        (572,501)
                                     -----------    -----------
Other income (expense):
  Other income                              12            201            460            7,410
  Interest expense                     (13,479)       (22,676)       (25,214)         (28,902)
                                     -----------    -----------    ----------      -----------
                                       (13,467)       (22,475)      (359,912)         (21,492)
                                     -----------    -----------    ----------      -----------
Net (loss)                           $ (70,987)     $(346,363)      (359,912)        (593,993)
                                     ===========    ===========    ==========      ===========
Per share information:

Weighted average shares
Outstanding                          7,605,199      3,249,512      6,536,324        3,135,719
                                    ===========    ===========    ===========      ===========
Basic and diluted loss
  per share                           $  (0.01)     $   (0.11)     $   (0.06)       $   (0.19)
                                    ===========    ===========    ===========      ===========


               See accompanying notes to financial statements.

                        CREATIVE RECYCLING TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                    For the three months           For the six months
                                                     ended December 31,            ended December 31,
                                                     1997           1996           1997           1996
                                                 -----------    ------------    -----------    -----------
Cash flows from operating activities:
Net loss                                          $  (70,987)    $ (346,363)    $  (359,912)   $ (593,993)
Adjustments to reconcile net loss
 To net cash provided by (used in)
 Operating activities:
  Depreciation and amortization                       36,082         35,899          72,002        71,789
Changes in assets and liabilities:
(Increase) decrease in accounts receivable                -         (13,948)             -        (11,459)
(Increase) decrease in inventory                      (2,471)        (3,610)         (3,183)       (5,157)
(Increase) decrease in prepaid expenses                 (624)      (282,984)             -       (283,297)
(Increase) decrease due from related party              (572)            -             (572)           -
(Increase) decrease in other receivables               1,956             -              493            -
(Increase) decrease in deferred discounts             (8,773)            -           (8,773)           -
(Increase) decrease in accounts
  payable and accrued expenses                       (43,809)       (43,909)         55,515       (89,999)
(Decrease) increase in taxes payable                      -          (5,010)             -         44,624
Increase (decrease) in advance
  banquet deposits                                   (17,246)            -           (4,893)           -
Increase (decrease) in deferred revenue               35,527         14,848          33,559        54,483
                                                   -----------   -----------      ----------    ----------
  Total adjustments                                       70       (289,714)        144,148      (219,016)
                                                   -----------   -----------      ----------    ----------
  Net cash (used in) operating
    activities                                       (70,917)      (645,077)       (215,764)     (813,009)
                                                   -----------   -----------      ----------    ----------

Cash flows from investing activities:
  Purchase of fixed assets                                -          (5,962)         (2,309)      (10,821)
                                                   -----------   -----------      ----------    ----------
   Net cash (used in) investing
     activities                                           -          (5,962)         (2,309)      (10,821)

Cash flows from financing activities:
 Net proceeds from issuance of
   common stock                                      118,560      1,339,388         348,804     1,359,388
 Payments of deposits                                    -             (180)             -         (1,701)
 Proceeds from due to officers and
  and stockholders                                       -         (472,642)             -       (320,641)
 Payment on long-term debt                           (27,161)       (42,999)        (27,161)      (42,999)
 Advances to due from officers and
   stockholders                                      (37,187)      (113,325)       (129,368)     (117,625)
                                                   ----------     ----------      ----------    ----------
   Net cash provided by financing
     Activities                                       54,212        710,242         192,275       878,422
                                                   ----------     ----------      ----------    ----------
Net increase in cash and cash
  equivalents                                        (16,705)        59,203         (25,798)       52,592

Beginning-cash and cash equivalents                   27,563         16,148          36,656        22,759

Ending-cash and cash equivalents                   $  10,858       $ 75,351        $ 10,858      $ 75,351
                                                   ==========    ==========       ==========    ==========


                  See accompanying notes to financial statements.

               CREATIVE RECYCLING TECHNOLOGIES, INC.
                   NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997
                            (UNAUDITED)

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

Effective upon the close of trading on April 14, 1998, the Company effected a 1-for-20 reverse stock split of its Class A and Class B Common Stock. All per share amounts herein have not been adjusted to reflect the effects of the reverse stock split, except for disclosure of the number of outstanding shares of each class on the cover page.

3.      COMMON STOCK

For the period October 1, 1997 to December 31, 1997, the Company issued 2,073,250 shares of Class A Common Stock in private placements, and realized net proceeds of $91,140 therefrom. In addition, 100,000 shares of Class A Common Stock were issued upon the conversion of $14,960 of convertible debt.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997 the Company had a working capital deficit of ($503,745), compared to a working capital deficit of ($552,829) on June 30, 1997. On December 31, 1997, and June 30, 1997, the Company had cash and cash equivalents of $10,858, and $36,656, respectively. During the quarter ended December 31, 1997, the Company's working capital was impacted by a continued loss from operations, offset by $91,140 in new capital raised from the private placement of shares of common stock.

As of the quarter ended December 31, 1997, the Company had substantial trade liabilities, all of which it was unable to pay in the ordinary course of business. In addition, the Company was in default in the payment of principle and interest on $306,453 of note indebtedness. Currently, the Company is dependent upon advances from shareholders and the sale of stock to meet its financing needs. There is no guaranty that the Company will be able to obtain additional financing from these sources.

RESULTS OF OPERATIONS

For the three months ended December 31, 1997 and 1996, net sales were $644,516 and $703,959, respectively, for a decrease of 8%. This decrease is partly due to the poor tourist market experienced by the area in which the Company's restaurants are located.

The drop in net sales was offset by a substantial drop in general and administrative expenses from $440,310 in the quarter ended December 31, 1996 to $183,460 in the quarter ended December 31, 1997, representing a 58% decline from the prior year. Management expects this trend to continue for the remainder of fiscal 1998. For the three months ended December 31, 1997, operating expenses also decreased substantially from the prior year, decreasing 12% to $482,494 from $547,638 in the three months ended December 31, 1996. The Company attributes the reduction in operating and general and administrative costs to better cost containment. The Company experienced a loss from operations of $57,520 and a net loss of $70,987, for the three months ended December 31, 1997. In contrast, for the three months ended December 31, 1996, the Company had a loss from operations of $323,888 and a net loss of $346,363.

                      PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits:

REGULATION
S-B NUMBER           EXHIBIT

   27                Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1997.

                             SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CREATIVE RECYCLING TECHNOLOGIES, INC.


May 14, 1998               \s\ June M. Cuba
Date                           June M. Cuba
                               Chief Financial Officer

</TEXT/