Form 10QSB
period 1998-03-31
CREATIVE RECYCLING TECHNOLOGIES INC
filed 1998-05-20
CIK 861058

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[x]         QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 1998

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

                   PART I. - FINANCIAL INFORMATION


             CREATIVE RECYCLING TECHNOLOGIES, INC.
                 CONSOLIDATED BALANCE SHEET
                     MARCH 31, 1998
                        (UNAUDITED)

                                                   March 31,      June 30,
                                                     1998            1997
                                                    --------       --------
                            ASSETS
Current assets:
  Cash and cash equivalents                         $  14,770      $  36,656
  Inventory                                            15,265         14,039
  Due from officers and
    stockholders                                      221,393         91,444
  Other receivables                                     6,219          6,655
                                                    ----------     ----------
    Total current assets                              257,647        148,794

Property and equipment-net of accumulated
    Depreciation of $567,541                          248,243        348,801

Other assets:
  Intangibles net of accumulated amortization
   of $7,167 and $12,538                               19,670         21,501
  Deposits                                             39,119         39,119
  Deferred discounts                                    5,272             -
                                                    -----------    ----------
                                                    $ 569,951      $ 558,215
                                                    ===========    ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Accounts payable                                  $ 159,189      $ 184,394
  Accrued expenses                                    185,657        119,169
  Notes payable                                       293,942        333,614
  Advance banquet deposits                             23,258         26,973
  Deferred revenue                                     36,439         13,833
  Deferred rent                                        23,640         26,640
                                                    -----------    ----------
    Total current liabilities                         722,125        701,623
                                                    -----------    ----------
Commitments and contingencies

Stockholders' equity (deficiency):
  Common stock, Class A no par value,
   1,800,000,000 shares authorized 3,018,592 and
   4,384,116 shares issued and outstanding          4,231,031      3,814,880
  Common stock, Class B no par value, 200,000,000
   Shares authorized, 200,000 shares issued
   And outstanding                                        200            200
  Preferred stock, Series A, convertible, stated
   value $25,000, 20 shares authorized, 14 shares
   issued and outstanding                             350,000        350,000
  Preferred stock, Series B convertible, stated
   value $15, 12,000 shares authorized,
   2,918 issued and outstanding                        43,770         43,770
  Preferred stock, Series C, convertible,
   stated value $50,000, 12 shares authorized,
   no shares issued or outstanding                       -              -
  Accumulated deficit                              (4,777,175)    (4,352,258)
                                                   -----------     ----------
Total stockholders' equity (deficiency)              (152,174)      (143,408)
                                                   -----------     ----------
                                                    $ 569,951      $ 558,215
                                                   ===========     ==========

                 See accompanying notes to financial statements.

                 CREATIVE RECYCLING TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1998
                            (UNAUDITED)

                                      For the three months         For the nine months
                                        ended March 31,               ended March 31,
                                       1998            1997         1998            1997
                                      ------          ------       ------          ------


Net sales                            $ 636,930      $ 715,948     $ 1,599,164      $ 1,831,781
                                     ---------     -----------     ----------      -----------
Operating expenses:
  Operating and maintenance            476,489        498,284       1,335,648        1,419,888
  General and administrative           173,246        483,589         539,478        1,178,530
  Depreciation and
     amortization                       36,008         35,899         108,010          107,688
                                     -----------    -----------    -----------      -----------
   Total operating expenses            685,743      1,017,772       1,983,136        2,706,106
                                     -----------    -----------    -----------      -----------
Loss from operations                   (48,813)      (301,824)       (383,972)       (874,325)
                                     -----------    -----------    -----------      -----------
Other income (expense):
  Other income                             319             -              767           7,000
  Interest income                           10             -               22             410
  Interest expense                     (16,520)       (13,260)        (41,734)        (42,162)
                                     -----------    -----------     ----------     -----------
                                       (16,191)       (13,260)        (40,945)        (34,752)
                                     -----------    -----------     ----------     -----------
Net (loss)                           $ (65,333)     $(315,084)       (424,917)       (909,077)
                                     ===========    ===========     ==========     ===========
Per share information:

Weighted average shares
Outstanding                         10,649,033      3,698,851       7,907,227       3,456,763
                                    ===========    ===========    ===========      ===========
Basic and diluted loss
  per share                           $  (0.01)     $   (0.09)      $   (0.05)      $   (0.26)
                                    ===========    ===========     ===========     ===========



               See accompanying notes to financial statements.

                        CREATIVE RECYCLING TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED MARCH 31
                                  (UNAUDITED)

                                                     1998           1997
                                                 ------------   ------------
Cash flows from operating activities:
Net loss                                          $ (424,917)    $ (909,077)
Adjustments to reconcile net loss
 To net cash provided by (used in)
 Operating activities:
  Depreciation and amortization                      108,010        107,688
Changes in assets and liabilities:
(Increase) decrease in accounts receivable                -         (18,969)
(Increase) decrease in inventory                      (1,226)           269
(Increase) decrease in prepaid expenses                   -        (141,350)
(Increase) decrease due from stockholder               9,319             -
(Increase) decrease in other receivables                 436             -
(Increase) decrease in deferred discounts             (5,272)            -
(Increase) decrease in accounts
  payable and accrued expenses                        41,283        (53,579)
(Decrease) increase in taxes payable                      -          32,572
Increase (decrease) in advance
  banquet deposits                                    (3,715)            -
Increase (decrease) in deferred revenue               22,606         43,281
                                                   -----------   -----------
  Total adjustments                                  171,441        (30,088)
                                                   -----------   -----------
  Net cash (used in) operating
    activities                                      (253,476)      (939,165)
                                                   -----------   -----------

Cash flows from investing activities:
  Purchase of fixed assets                            (5,621)       (11,911)
                                                   -----------   -----------
   Net cash (used in) investing
     activities                                       (5,621)       (11,911)

Cash flows from financing activities:
 Net proceeds from issuance of
   common stock                                      416,151      1,359,388
 Payments of deposits                                    -           (1,701)
 Proceeds from due to officers and
  and stockholders                                       -         (320,641)
 Payment on long-term debt                           (48,991)       (43,499)
 Advances to due from officers and
   stockholders                                     (129,949)       (32,364)
                                                   ----------     ----------
   Net cash provided by financing
     activities                                      237,211        961,183
                                                   ----------     ----------
Net increase in cash and cash
  equivalents                                        (21,886)        10,107

Beginning-cash and cash equivalents                   36,656         22,759

Ending-cash and cash equivalents                   $  14,770       $ 32,866
                                                   ==========    ==========


                  See accompanying notes to financial statements.

               CREATIVE RECYCLING TECHNOLOGIES, INC.
                   NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 1998
                            (UNAUDITED)

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

3.      COMMON STOCK

For the period January 1, 1998 to March 31, 1998, the Company issued 3,460,500 shares of Class A Common Stock in private placements, and realized net proceeds of $71,790 therefrom.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998 the Company had a working capital deficit of ($464,478), compared to a working capital deficit of ($552,829) on June 30, 1997. On March 31, 1998, and June 30, 1997, the Company had cash and cash equivalents of $14,770, and $36,656, respectively. During the quarter ended March 31, 1998, the Company's working capital was impacted by a continued loss from operations, offset by $71,790 in new capital raised from the private placement of shares of common stock.

As of the quarter ended March 31, 1998, the Company had substantial trade liabilities, all of which it was unable to pay in the ordinary course of business. In addition, the Company was in default in the payment of principle and interest on $293,942 of note indebtedness. Currently, the Company is dependent upon advances from shareholders and the sale of stock to meet its financing needs. There is no guaranty that the Company will be able to obtain additional financing from these sources.

RESULTS OF OPERATIONS

For the three months ended March 31, 1998 and 1997, net sales were $636,930 and $715,948, respectively, for a decrease of 11%. This decrease is partly due to the poor tourist market experienced by the area in which the Company's restaurants are located.

The drop in net sales was offset by a substantial drop in general and administrative expenses from $483,589 in the quarter ended March 31, 1997 to $173,246 in the quarter ended March 31, 1998, representing a 64% decline from the prior year. Management expects this trend to continue for the remainder of fiscal 1998. For the three months ended March 31, 1998, operating expenses also decreased slightly from the prior year, decreasing
4.5% to $475,763 from $498,284 in the three months ended March 31, 1997. The Company attributes the reduction in operating and general and administrative costs to better cost containment. The Company experienced a loss from operations of $48,087 and a net loss of $64,607, for the three months ended
March 31, 1998. In contrast, for the three months ended March 31, 1997, the Company had a loss from operations of $301,824 and a net loss of $315,084.

                      PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

REGULATION
S-B NUMBER           EXHIBIT

   27                Financial Data Schedule

(b) The Company filed the following reports on Form 8-K during the quarter ended March 31, 1998:

       1) Form 8-K dated February 28, 1998 reporting in Item 1 of a change in control of the Company, and in Item 6 of the resignation of a director of the Company.

                             SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CREATIVE RECYCLING TECHNOLOGIES, INC.


May 20, 1998               \s\ June M. Cuba
Date                           June M. Cuba
                               Chief Financial Officer

</TEXT/