Form 10KSB
period 2005-05-31
Ingen Technologies, Inc.
filed 2005-11-07
CIK 861058

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 2005

                       Commission File Number ___________

                            INGEN TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

             Georgia                                          88-0429044
             -------                                          ----------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification Number)

 35193 Avenue "A", Suite-C, Yucaipa, California                 92399
 ----------------------------------------------                 -----
    (Address of principal executive offices)                  (Zip Code)

                                 (800) 259-9622
                                 --------------
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           Common Stock, no par value
                           --------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [x]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The Registrant had revenues of $794,314 for its most recent fiscal year.

As of May 31, 2005, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $891,000.*

The number of shares of Common Stock, no par value, outstanding on May 31, 2005, was 127,287,593.

* Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding on May 31, 2005. The calculation does not reflect a determination that such persons are affiliates for any other purposes.

================================================================================

                                TABLE OF CONTENTS


                                                                            Page
                                     PART I


ITEM 1.    Business                                                            3
ITEM 2.    Properties                                                         17
ITEM 3.    Legal Proceedings                                                  17
ITEM 4.    Submission of Matters to a Vote of Security Holders                17

                                     PART II


ITEM 5.    Market for Common Equity and Related Stockholder Matters           18
ITEM 6.    Management's Discussion and Analysis                               19
ITEM 7.    Financial Statements                                          27, F-1
ITEM 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                                28
ITEM 8A.   Controls and Procedures                                            28

                                    PART III


ITEM 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act         29
ITEM 10    Executive Compensation                                             31
ITEM 11.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                         32
ITEM 12.   Certain Relationships and Related Transactions                     34
ITEM 13.   Exhibits                                                           34
ITEM 14.   Independent Auditors' Fees and Services                            36


                           FORWARD-LOOKING STATEMENTS


This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current views with respect to future events and financial performance. In this report, the words "anticipates," "believes," "expects," "intends," "future," "may" and similar expressions identify forward-looking statements. These and other forward-looking statements are subject to certain risks and uncertainties, including those discussed in the "Business Risks" section of Item 6 and elsewhere in this Form 10-KSB, that could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of the Form 10-KSB with the Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

Ingen Technologies, Inc. is a medical device manufacturer and service provider for medical and consumer markets both domestic and abroad. We have four products, one of which has had sales in at least the last two fiscal years (Secure Balance (TM)). The others are oxygen and gas monitoring safety devices that we have developed over the last few years.

Increasing revenues are being generated from the Company's Secure Balance(TM) program; a medical product line for physicians and hospitals that provides patient services for "balance & fall prevention" programs.

The Company's featured medical oxygen monitoring device is OxyAlert(TM), a second-generation design of the Company's BAFI(TM) product line. Both of these products have been issued two US Patents: Patent No. 6,137,417 issued on October 24, 2000 and Patent No. 6,326,896 B1 issued on December 4, 2001. Both of these products are low-oxygen safety warning devices used on remote oxygen cylinders for patients, commercial aircraft, military transport, and fire and safety equipment. OxyAlert(TM) technology encompasses the use of digital sensing and RF frequency transfer so that care givers can access a hand-held remote to monitor the actual oxygen level of any oxygen cylinder at a reasonable distance. We expect to begin sales of OxyAlert(TM) in calendar year 2006.

Using the same patented and proprietary technology, the Company also will offer our GasAlert(TM) product; a device that interfaces between any gas line and accessory, such as a water heater, dryer, stove or heater, to detect leaks. This is a mass consumer item expected to go to market in calendar year 2006.

The newest product we've developed, OxyView(TM), has a patent pending, and is a pneumatic gauge that provides visual safety warning of oxygen flow to hospitalized patients. This product enhances the safety, assurance and accuracy of hospitalized patients being administered oxygen from any source. OxyView(TM) is a lightweight pneumatic gauge that is attached to the oxygen tubing just below the neck. It informs the nursing staff of oxygen flow rate near the patient. It could quickly inform the hospital staff of any leak or inaccuracy between the delivery source and the patient. We expect to go to market with OxyView(TM) in calendar year 2006 as well.

We invite you to check out our website at www.ingen-tech.com for information about our company and products. At the present time, there is considerable information on Secure Balance and we plan to add more information concerning our BAFI(TM) product line in the near future.

I.  SECURE BALANCE(TM)

The Secure Balance(TM) product is a private-label product that includes a vestibular function testing system and balance therapy system. The vestibular (referencing organs in the inner ear) function testing system is manufactured by Interacoustics LTD. in Denmark and is referred to as the VNG. The balance therapy system is manufactured by SportKAT(R), Inc. in San Diego, California. SportKAT provides private-label testing and balance therapy systems to others. However, we have our own trademark - Secure Balance(TM). Our Secure Balance(TM) program provides equipment, education and training about balance and fall prevention to physicians and clinicians worldwide. All of our company's sales in fiscal year 2005 ($794,314) were sales of Secure Balance(TM).

SECURE BALANCE(TM) THERAPY TRAINER
----------------------------------

Secure Balance(TM) Therapy Trainer is designed to sell to physicians, clinics and hospitals for use with patients suffering from balance problems. It is a patented Kinesthetic Ability Trainer (called "SPORTKAT"), an innovative tool for the evaluation and rehabilitation of neurosensory (or balance) deficits. SportKat focuses on the development of dynamic balance, strength, muscle control, proprioceptive, and vestibular improvement and offers a practically infinite range of adjustable settings to accommodate people with varied body weights and physical activity levels.

         o Secure Balance(TM) Therapy Trainer provides a way to test and train the nerves that control the muscles of the body that enable us to stand, run, jump and otherwise perform day to day functions. These nerves are called proprioceptors. They are an integral part of a complicated system that the body uses to interpret all of the sensory input that it receives from external and internal sources-- including vestibular input from the inner ear, visual input from the eyes and proprioceptive input in order to maintain posture and mobility. Proprioception enables the body to know where it is in space. Performing an oculomotor test and examples of included patterns for the visual stimulus system for oculomotor testing and calibration.


SportKat is an advanced Balance Training system primarily for Senior "fall prevention" Programs, correcting vertigo in Pilots and improving the quality of life with those that have severe motor skill diseases. The SportKat system differentiates itself from anything else (known to management) because it applies the Visual, Vestibular and Proprioceptive systems to leverage the redundancies in the brain--thereby improving balance. It is much safer than a "wobble board" for seniors because the air "bladder" can be inflated to match all levels of ability, weight, etc. This product is currently used in Medical Centers, Hospitals, Universities, and Professional Sports Teams. SportKat is effective with those that have the following severe motor skill diseases/challenges:

         o    Post Acoustic Neuroma Resection (Brain Tumors)

         o    Head Trauma

         o    Post Concussion

         o    Meniere's Disease

         o    Vertiginous Migraines

         o    Vestibular Neuronitis

         o    Presbystasis

         o    MS

         o    Parkinson's

         o    Ataxia


The SportKat 4000 is our most advanced balance assessment and training equipment. The SportKat software includes provisions for both static and dynamic balance training and assessment through the availability of diversified types of tests, test patterns and difficulty levels. Users may use the built-in training modes with a great deal of ease and flexibility. In addition, the system enables the user (or doctor, trainer, etc.) to design unique, individual training protocols to overcome specific deficits identified during the assessment phase. Designed for multiple applications within the medical and athletic environments, the SportKat 4000 features:

         o    19" Monitor

         o    Wireless Mouse & keyboard

         o    Printer (Ability to Generate Printed Reports)

         o    Handrails for additional safety

         o    Larger Base for increased stability

         o Microprocessor-based Pump Control which allows for automated inflation and deflation of the pressure bladder to quickly and easily adjust the pressure based on the user's weight and level of difficulty

         o Computer Assisted Data System featuring the SPORTKAT WIN software (see Technology below)

         o    Thermal Accelerometer

         o    Provisions for Both Static and Dynamic Balance Assessment

         o    Multiple Built-in Training Programs

         o    Diversified Difficulty Levels for Testing and Training

         o Automatically Stored Test Data for each user by date, time and type of test, allowing for progress analysis

         o Tracking Software capable of maintaining data for multiple users, including personal data, medical data and a test editor

         o Ability to Transfer Files for Additional Analysis such as statistical studies using Microsoft's Excel software


The SportKat operates using a patented inflatable bladder support system and centrally pivoted platform. Attached to the platform is a thermal accelerometer, which measures the user's displacement from center (balancing ability), producing a quantifiable measurement or balance index score at the conclusion of a balance assessment or training session. This measurement provides a basis on which the user can track improvements by completing increasingly difficult levels of training.


The modular nature of the SportKat design allows the company to offer a variety of SportKat models to meet the needs (and budgets) of each customer/user group. In addition, the modular design allows users to upgrade a SportKat machine to meet changing needs, add new features or incorporate increased levels of technology. As discussed below, each SportKat model may be classified into one of three categories: portable, standard or computer assisted. However, every version of the SportKat incorporates the company's technology as well as the following standard features:

         o Sturdy Construction using a combination of injection molded glass polymers, plastic and steel

         o Inflatable Support Bladder capable of holding between 0 to 15 PSI of pressure, allowing for a seemingly infinite range of difficulty levels for both testing and training

         o Easy Stability Adjustment using either a hand held or automated pump system to inflate the support bladder

         o Centrally Pivoted Platform with up to 20 degrees of deflection in any direction (360 degree range)

         o    Optional Support Harness for increased safety

In addition to these basic structural features, the SportKat system is be equipped with the following technological components:


Computer Assisted Data System to allow the SportKat to become interactive and facilitate advanced testing and training. This system features:


         o Thermal Accelerometer to measure the users balancing ability and compute a score between 0 and 5000, with 0 being perfect balance at any given PSI or level of difficulty.

         o SPORTKAT WIN Interactive Software enabling Static and Dynamic Testing and Training Capabilities to assess and improve angular displacement skills as well as the time and distance from the target. (Static testing measures the ability to maintain balance in a stationary position and dynamic testing measures the ability to maintain balance while in motion.)

         o Desktop Computer with Monitor, featuring the Company's proprietary SportKat WIN interactive software (factory installed)

         o    Optional Computer Stand

         o Ability to Create Original Training Programs to accommodate unique or specific training goals. For instance, if the user has a balancing deficiency on the left side of the body, he/she can create a program or draw a picture directly on the monitor with an erasable marker; select a dynamic (tracing) mode; and move the cursor back within the picture until it is filled in with the trace.

         o Increased Performance Analysis including multiple levels of training difficulty and a variety of scoring calculations that will enable performance to be tracked and reported using both raw numbers and various charts.


SECURE BALANCE(TM) VIDEO ENG VESTIBULAR FUNCTION TESTING

The Secure Balance(TM) VNG Modules offer complete function analysis that is easy to administer and comfortable for the patient. The lightweight goggle is designed with patient comfort in mind and versatility in fitting on a variety of patient populations. The Secure Balance(TM) Video ENG improves upon limitations of previous measurement techniques.

Video images of the eyes are obtained without direct contact using high resolution cameras with infrared illumination. The eyes are visualized, enabling simultaneous subjective evaluation, while eye position is analyzed by digital image processing to obtain vertical and horizontal eye position.

The Examination Designer program within the goggle allows the creation of a patient's own test protocol. During the examination the test view provides the patient with graphical data and immediate analysis while simultaneously displaying the eye images for subjective control during the exam. The examiner can even type in comments while the test is in progress. These features greatly reduce the number of time consuming steps often involved in generating test data.

The Secure Balance(TM) can produce clear and detailed color reports suitable for hardcopy storage. Reports collate patient details, traces, analysis and display diagrams in an easy-to-read-format.

The integrated extensive database provides a practically unlimited storage capability. The database works with both the Secure Balance(TM)/Alternate Systems.

The Secure Balance(TM) / Alternate Systems are integrated into the Interacoustics Medical PC platform. This is designed for convenient transportation around a clinic and the amount of extraneous equipment required is kept to a minimum.

Included Parts:

         o    Combi Mask or Goggle

         o    One Camera module for Combi Mask

         o    Two Camera modules for Combi Mask and 2-channel software

         o    Installation CD

         o    Computer System with Tracking Interface Controller

         o    Footswitch

         o    Full-Field Projector (dimensions 2"X6"x6": Weight 1.2lbs)

         o    Null-modem cable

         o    VisualLab Operation Disk

         o    Flashcard Mobile Storage

         o    Operational Manual


HEALTHCARE COMPLIANCE SERVICES


Ingen Technologies, Inc. has contracted Total Healthcare Compliance to provide services for Secure Balance(TM) customers who purchase the Balance & Fall Prevention program. The Secure Balance(TM) customer receives 5 hours of professional assistance from Total Healthcare Compliance to incorporate accurate information regarding vestibular function testing and therapy. These services include, but are not limited to, the following:

         o    CPT-Billing and ICD-9 Coding

         o Proper and effective use of modifiers to ensure appropriate payment

         o    Audit requirements and Claims processing

         o    Testing qualifications and supervision requirements

         o    Strategies to minimize post-payment risk

         o    Documentation strategies to improve profitability

Total Healthcare Compliance, Inc. ("THC") is a full-service medical consulting firm comprised of attorneys, business management experts, coding specialists and physicians from different specialties. The company works with each customer's staff and advisors to design and implement solutions for the customer's needs within that particular medical practice.


THC has identified six key areas of a health care facility management that are crucial to your practice's success.

         o Physical Plant- THC looks for cost effective ways to improve the customer's facility's appearance, patient flow and utilization of space, while reducing cancellations/no-show rate. They can suggest new, up-to-date diagnostic equipment that can help provide better patient care and make it easier to demonstrate medical necessity.

         o Personnel- They interview the customer's office personnel to help take the fullest advantage of the employees' talents and abilities and to identify any weak spots in the day-to-day operations. If the customer is having trouble finding key personnel, THC can help with that too, because of its affiliation with several nationwide medical personnel services. THC can also perform background checks on current employees and potential new hires to weed out those with a history of legal, licensure and financial problems.

         o Provider Agreements- THC reviews each policy and provides the customer with a written, abridged version of what is and is not covered. They also outline how billing is to be performed for each provider.

         o Billing, coding, and collections procedures- Coding and billing criteria vary from carrier to carrier. Medicare and Medicaid have their own sets of requirements. Through regional seminars, intensive workshops and/or in-office training, THC instructs the customer's personnel in billing and coding procedures. THC also offers a full range of forms to assist the customer's billing, collection and coding department. Or, THC will handle the customers coding and billing.

         o Patient charts- THC reviews patient charts to make sure the customer is properly documenting medical necessity.

         o Utilization of Services- A thorough utilization review can pinpoint areas where the customer's practice is above or below the norm as compared to similar practices.

THC offers an on-site review of the customer's practice that includes a thorough assessment of all six key practice management areas.

THC takes a comprehensive approach to compliance with federal and state regulatory agencies. They examine the customer's organization's day-to-day operations and identify any potential areas of exposure. Based on these findings, THC assists the customer to develop and implement a corporate compliance program that meets the requirements of the entire alphabet soup of federal and state regulatory agencies.

The line between mainstream and "alternative" medicine narrows each year, while the amount of money spent on chiropractic, homeopathy, naropathy and nutriceuticals increase by the billions of dollars. The rapid growth of alternative medicine can have positive repercussions for the traditional and non-traditional physicians alike. "Physician supervised" forms of alternative medicine ensures that the patients get professional care while offering health care providers the opportunity to explore new areas of practice. THC helps integrate new, complimentary areas of "alternative" medicine into the customer physician's practice. THC can also assist in forming entities that include alternative medical practices and in developing and implementing protocols for alternative medicine practitioners.

When it comes to marketing and advertising medical practices, health care providers are subject to a slew of state and federal restrictions. THC reviews advertising and marketing materials to ensure they comply with state and federal regulations. Or, they can handle the design and production for the customer.

THC offers seminars, in-office training and video programs tailored to the needs of the customer in:

         o    Coding, billing, and collections

         o    Compliance with state and federal regulations

         o    Marketing

         o    Practice management

         o    Testifying at depositions and in court

         o    Integrated alternative medicine practices


EDUCATIONAL SERVICES AND SEMINARS

As part of our ongoing provision of services for Secure Balance purchasers, we offer periodic seminars and classes in all aspects of the operation of Secure Balance. These seminars feature nationally recognized experts in our field.

II.  BAFI(TM); OXYALERT(TM); OXYVIEW; GASALERT(TM)

The company invented, patented, and produced the world's first (as known to management) wireless, digital, low gas warning system for pressurized gas cylinders, known as BAFI(TM). Applicable markets include medical, safety & protection (Fire & Police), aircraft (commercial & private), recreation vehicle & outdoor (propane), home & residential, construction (welding), military & many others.

The company's first product, a medical low oxygen warning system for pressurized oxygen cylinders referred to as BAFI(TM), has been issued 2 United States patents. The BAFI(TM) product met or exceeded regulatory compliance of this type of product. We built 200 BAFI(TM) prototypes. Our prototypes were used in clinical trials administered by Richard Shelton, MD, of Loma Linda (California) University Medical Center during 2002. The tests proved our the viability BAFI(TM) and enabled us to determine the design of OxyAlert(TM).

We are now developing our new product lines, OxyAlert(TM), OxyView and GasAlert(TM), based on our patented BAFI(TM) technology. OxyAlert(TM)'s application will continue BAFI(TM)'s mission of providing a medical low- oxygen warning system for oxygen cylinders. OxyView provides a visual safety warning. GasAlert(TM) will have a broader application to many industries and businesses desiring to monitor pressurized gas cylinders.

BAFI(TM) (and its progeny OxyAlert(TM), OxyView and GasAlert(TM); referred to hereinafter as our "BAFI(TM) product line") is a product that offers technological innovations for various types of applications. Portable pressurized gas systems are categorized as Diameter Index Safety Systems (D.I.S.S.) and are used for various applications. For example, oxygen gas is provided to patients for use in remote locations. This delivery system is a standard medical application used in providing oxygen to patients suffering from various respiratory and pulmonary diseases that result in oxygen deficiency within their blood stream. Oxygen systems are prescribed by physicians and made available through various manufacturers and oxygen suppliers.

Our clinical tests have shown that BAFI(TM) is reliable, user-friendly and interfaces with most of the regulators available in the market today. The BAFI(TM) interfaced with all oxygen cylinders.

The BAFI(TM) product line is unique in its ability to interface with most of the regulators and all of the pressurized gas cylinders. The use of BAFI(TM) product line provides reliability and safety for the patients and other users. The user is periodically unaware of the pressure levels and for the first time they can experience assurance through this real-time audio and visual warning system.

BUSINESS OPPORTUNITY

The company intends to market OxyAlert(TM) and OxyView within the Medical Industry. According to the American Academy of Pulmonology and the New England Journal of Medicine, Pulmonology Publication, the patient market alone is vast and includes 8,000,000 patients in the United States and 22,000,000 world wide, who use oxygen. There are multiple oxygen cylinders used per patient.

With the elderly population doubling in 7 years and tripling in 15 years, the market continues to substantially increase. Other markets for GasAlert(TM) include millions of homes, barbeques, recreation vehicles, construction, military bases, commercial and private aircraft's, and government facilities. There is no recognized competition.

PROFESSIONAL PRODUCTS

The Company has ceased the production stage of BAFI(TM) itself, but will soon have the ability to deliver our BAFI(TM) product line to our various markets. The Company has established direct sales and marketing programs with manufacturer reps, and medical product distributors. Our direct marketing efforts will focus on a direct marketing campaign, infomercials, television advertising and Internet marketing. The Company has contract agreements with independent rep-organizations for a regional sales network throughout North America, Asia and Pacific Rim.

The Company is prepared to promote sales of our product in certain international markets. The BAFI(TM) product has been issued United States Patents. We do not have international patents. Company management will prepare for an international market research report on the potential of its product lines overseas. With this report, the Company can evaluate its position to pursue compliance of ISO-9000 and CE certification for European countries. In order to sell our products in Europe, we need to comply with the "ISO" standards which all United States manufacturers must adhere to. The CE certification is given upon the meeting the applicable ISO standard. It is anticipated that the overseas market represents 50% of the world market for pressurized gas cylinders.

Our clinical trials with Dr. Sheldon's patients have shown that the BAFI(TM) system is an accurate and cost effective, real-time, pressurized gas warning system that will alert the user when the gas levels are approaching empty. It offers a convenient method in warning users before the cylinders are empty without the physical need to view the gauge. The BAFI(TM) components are water resistant, salt spray resistant, heat resistant, durable and FDA approved.

INDUSTRY AND MARKETPLACE

The Company's BAFI(TM) product line falls into several categories including the health care industry, building supplies industry, recreation vehicles industry and aircraft industry. We are establishing distribution avenues in the medical device industry, hospital and medical supplies, and the consumer and institutional health care supplies market.

THE HEALTH CARE INDUSTRY

Since the mid-1960's, the costs of health care have risen in gross disproportion to the general cost of living index. The United States alone spends almost $1 trillion annually on health care (from the United States Department of Health and Human services web site). These expenditures are forecast to increase into the foreseeable future, posing a serious threat to the economy as well as financial health of families across the United States. A general consensus exists that decisive action needs to be taken to strengthen existing control measures and implement effective new proposals. It is our mission to provide these solutions for today by developing a cost effective product line for all applicable markets.

A significant contributing factor to the health care crisis has been the escalating costs of new medical technologies and the resulting higher costs of in-hospital patient care. One cost containment strategy that is clearly gaining momentum is a reduction of technology costs, as well as an increase in outpatient services. We believe our BAFI(TM) product line will contribute to safety and cost containment within the medical market and further that our BAFI(TM) product line will provide convenience and assurance while traveling with the patient.

The prohibitive costs of medical facilities have engendered the appearance of a wide spectrum of consumer based home health care products and managed care services. Such consumer activity reduces the economic burden of necessary health care. The managed care industry has structured its primary care providers to act as the "gate keeper". The BAFI(TM) product line will be targeted for the oxygen supplier with referrals from a primary care provider and pulmonary specialist through a manufacturing representative distribution network.

Government agencies and employer insurance liability carriers have incentive to reduce bottom-line expenditures, thereby creating huge target markets for the BAFI(TM) product line. We believe the BAFI(TM) product line will offer a more cost-effective approach to decreasing the number of empty tanks as compared to costs associated with accidental injuries from oxygen depletion and/or having to re-prime empty tanks.

THE MARKET

THE GAS INDUSTRY IN GENERAL

According to discussions our management has had with officials of Allied Health and Puritan Bennett, among the largest suppliers/manufacturers of gas regulators and cylinders, the gas supply business represents annual revenues of $30 billion and is mainly comprised of tank manufacturers, gauge & regulator manufacturers, and gas suppliers. The Company's research has shown that the identified markets would be interested in acquiring the BAFI(TM) system for their applications. The physician market continues to have an interest in providing BAFI(TM) units to their patients by means of assurance and safety.

The BAFI(TM) technology was designed as a compliment to the current method of monitoring the pressure within gas cylinders. The BAFI(TM) unit is adjustable and calibrated at 500PSI (pounds per square inch) in order to warn the user of pressure levels that fall below 500 PSI. Most pressurized oxygen cylinders can hold 3000 PSI of gas. The BAFI(TM) will not be activated until the pressure reaches 500 PSI. This calibrated setting is coherent with the existing gauges that are red-lined at 500PSI and is the current method for reading pressure. BAFI(TM) works simultaneously with the gauge and provides the additional warning system that is now necessary in today's market. There are many instances when the user is not attentive to the pressure reading. There are both cost factors and safety issues that result from having an empty cylinder. When tanks are returned empty there are additional costs for priming the tank and replacing parts. The assurance BAFI(TM) provides for the user is greatly enhanced.

OxyAlert(TM) improves the BAFI(TM) gauge methodology by allowing a digital read-out with remote data transmission to other caregivers, as well as a safety gauge, with additional visual and audio aids, that warns the user of low oxygen levels. GasAlert(TM) applies the OxyAlert(TM)/BAFI(TM) technology to other types of pressurized gas containers.

PRICING

The company plans to price the medical devices so that a 45-50% gross margin is generated. The distributor price may likely be discounted from time to time depending upon high volume commitments. We anticipate the retail cost of OxyAlert(TM) and OxyView will be in the $300-$400 range. GasAlert(TM)'s price has yet to be determined, but will be considerably lower.

SALES AND MARKETING

We have chosen to provide an in-house direct marketing program to support distribution. The Company management believes that the sales & marketing for these systems could be achieved with a direct factory sales force. However, with the implementation of our sales & marketing program, the increase of sales will decrease production costs. The goal is to reduce the system manufacturing cost and maintain margins. The Company has established relationships and contracts with distribution and sales of its' products and services through various experienced distribution and marketing channels, including primarily medical device marketing, government marketing and supplier outlets. The Company has recently introduced the BAFI(TM) product line through the medium of direct Internet marketing and advertising, which is gaining wide recognition as an effective method of introducing products and driving customers to retail distribution channels.

An integral part of the Company's marketing strategy, and a common theme to the marketing plan, is its complete proprietary product offering. By offering a proprietary line of products and services, and promoting cost-effective and leading-edge identity, the Company can establish permanent residency in major national and international medical supply outlets. This will afford the Company less resistance to new products, which it seeks to introduce on an ongoing basis in the future.

BAFI(TM) PRODUCT LINE  MARKETING PROGRAM

The Company will have an initial national distribution plan. The plan will entail the expansion of development and distribution of its products and services, and the development of wholesale and retail distribution through an experienced marketing network, medical supply outlets, government agencies and managed care organizations. The plan will also seek to garner the support of the medical community through the sponsorship of ongoing research of oxygen delivery programs and devices. The Company continues to negotiate distribution programs with large and experienced distributors.


         1.   Institutional Health Care Distribution


The Company's management has developed active relationships with physicians, hospitals and various suppliers in the United States and has established a direct sales channel designed to build a network of health care institutional distribution to actively purchase the BAFI(TM) product line.

The Company is preparing to significantly expand its direct sales program to government agencies, institutions, health care providers, hospitals, managed care organizations, urgent care centers, skilled nursing facilities and private industry. In doing so, management intends to appoint regional sales managers in target regions throughout the United States. These regional sales managers will be charged with executing the Company's direct sales efforts in their respective territories, specifically establishing new, active accounts. The Company has focused the early thrust of its expanded marketing program within the United States. Management believes that this is the best current practical opportunity.

         2.   Retail Distribution

The Company has appointed independent representatives to represent its' products on a regional basis throughout the United States. Management will continue to appoint other firms that have extensive physician/medical penetration and experience with medical products and continue to gain distribution through the vast and growing network of independent medical device chain outlets.

         3.   International Marketing Program

The Company intends to expand its product line in certain international markets. Management believes that the product is expected to be issued various Foreign Patents and the regulatory approval to market in other countries. Currently the company has engaged Kimihira, Shimada & Taylor, located in Torrance, California, to seek distribution rights within Asia and the Pacific Rim.

         4.   Direct Response Marketing Program

An integral part of the Company's sales and marketing strategy is the use of direct medical response advertising ("infomercial's") within physician waiting rooms and internet web site exposure, to introduce our products to the marketplace, achieve significant sales, and develop brand name recognition. An infomercial can be described simply as a televised commercial or web site of up to 6 minutes in length, which demonstrates a product or services and attempts to motivate the viewer to call a toll free telephone number and order the product or service. We are utilizing an infomercial for our Secure Balance(TM) products and services and intend to produce infomercials for OxyAlert(TM) and GasAlert(TM) as soon as we can.

The infomercial has proven itself to be capable of literally revitalizing entire product categories. Because of its unique ability to provide for live demonstration of a product to (up to) millions of people simultaneously; the infomercial has transformed several previously small, sleepy product categories into industry leading growth segments.

Unique to the infomercial marketing technique, products can generally be sold at relatively high prices (compared to traditional retail) because the product's usefulness and value can be established through demonstration. The higher price of an infomercial product actually pays for the higher selling costs associated with the purchase of media time.

Through our sales & marketing division, the Company has established a relationship with several web site developers to establish a joint infomercial marketing venture for the BAFI(TM) product line and services. The Company intends to explore the advisability of establishing such an arrangement regarding future products, as well as the prospects of developing our own infomercial marketing program.

         5.   Independent Representative Network

A principal component of the BAFI(TM) marketing strategy involves distribution of its product line through major national and regional medical marketing networks. Company management, together with key senior consultants, has extensive contacts and relationships with independent representative firms throughout the United States. Ultimately, management intends to secure distribution contracts with 400 or more brokers, marketing consultants, and special instrument dealers (SID's) to spearhead the Company's sales campaign in acceptable market areas in the United States. At such time as BAFI(TM) has achieved adequate market penetration in the initial markets, and as production, logistics, financing, and operational capabilities increase, the Company intends to expand our market representation and continue to expand in new markets.

The Company has allocated a substantial portion of our distribution network, advertising and promotion, including the production of 10 minute (and longer) "infomercials", and web sites designed to promote viewer ship of the infomercial and product lines.

The Company has approached major medical supplies direct mail catalog houses, and other magazine supply catalog operators for representation and sales through such publications. The Company may choose to market through catalogs under a special brand name.

         6.   Advertising & Promotion

The primary objective of the Company's planned advertising and promotional endeavors is to establish the BAFI(TM) product line name and image as the top manufacturer of leading-edge & cost effective gas warning alert system products and services within the industry.

The Company's initial architecture for our advertising campaign is being built around the perceived cost advantages of the BAFI(TM) product lines' systems, including its applications and importance. The message will also seek to project the preparedness and peace of mind that comes from owning the product dedicated to their clinical and corporate liabilities.

Concurrently, management is of the opinion that these same efforts will reinforce the Company's wholesale program by increasing brand name awareness among chain and independent buyers. To accomplish these objectives, the Company will employ a variety of proven marketing communications techniques, to include but not be limited to, on-site demonstrations of the product, national & regional exhibits, regional and local institutional advertising, and co-op advertising and promotions.

COMPETITION

The BAFI(TM) product line constitutes unique warning devices. The audio and visual warning system enhances the safety and assurance of all portable pressurized gas delivery systems and continues to be compatible with all portable pressurized gas cylinders as a compliment to their existing paradigm.

Our competition, as outlined in our patent search, comprises basically two United States companies. However, neither company currently has a product for the pressurized gas tank market, nor have they been able to deliver the designed product they have claimed in an expired patent. Therefore, management believes there are currently no competitors and that the market is wide open.

BAFI(TM) PRODUCT LINE PATENTS AND TRADEMARKS

The Company was notified by the US Patents and Trademarks Office that the patent was issued on 10/24/2000 (Patent Number 6,137,417) and that the examiner had approved all 20 claims. A second patent has been filed and approved. The name BAFI(TM) has been trademarked.

A patent search has revealed that there are no similar devices like BAFI(TM) for portable oxygen gas cylinders.

PRODUCT LIABILITY

Beginning with the design phase of product development, the Company has incorporated preventive measures aimed at reducing its potential exposure to liability risk. The Company's product development and manufacturing program includes high product reliability standards meant to result in high mean times between failures (MTBF). The company plans to achieve a high MTBF factor by pursuing strict quality control procedures and by holding its manufacturing partners to such high standards by written contract. By designing and manufacturing a reliable, high quality product, the Company will minimize, but not eliminate, the possibility and occurrence of defective products.

The manufacturing and marketing of the Company's products, incorporating new and unproved technology, has inherent risk. No one can be sure how each product will operate over time and under various conditions of actual use. Even if the products are successfully manufactured and marketed, the occurrence of warranty or product liability, or retraction of market acceptance due to product failure or failure of the product to meet expectations could prevent the Company from ever becoming profitable. Development of new technologies for manufacture is frequently subject to unforeseen expenses, difficulties and complications, and in some cases such development cannot be accomplished. In the opinion of management, the products, and services, as designed, has many positive attributes, but such attributes must be balanced against limited field operating experience and unknown technological changes.

GOVERNMENT REGULATION

MEDICAL DEVICE APPROVAL PROCESS. Medical devices are regulated by the Food and Drug Administration ("FDA") according to their classification. The FDA classifies a medical device into one of three categories based on the device's risk and what is known about the device. The three categories are as follows:

         o Class I devices are generally lower risk products for which sufficient information exists establishing that general regulatory controls provide reasonable assurance of safety and effectiveness. Most class I devices are exempt from the requirement for pre-market notification under section 510(k) of the Federal Food, Drug, and Cosmetic Act. FDA clearance of a pre-market notification is necessary prior to marketing a non-exempt class I device in the United States.

         o Class II devices are devices for which general regulatory controls are insufficient to provide a reasonable assurance of safety and effectiveness and for which there is sufficient information to establish special controls, such as guidance documents or performance standards, to provide a reasonable assurance of safety and effectiveness. A 510(k) clearance is necessary prior to marketing a non-exempt class II device in the United States.

         o Class III devices are devices for which there is insufficient information demonstrating that general and special controls will provide a reasonable assurance of safety and effectiveness and which are life-sustaining, life-supporting or implantable devices, or devices posing substantial risk. Unless a device is a preamendments device that is not subject to a regulation requiring a Premarket Approval ("PMA"), the FDA generally must approve a PMA prior to the marketing of a class III device in the United States.


The company's BAFI(TM) product line and Secure Balance(TM) are "Class-II" devices.

LABELING AND ADVERTISING. The nature of marketing claims that the FDA will permit us to make in the labeling and advertising of our medical devices will be limited to those specified in our FDA 510(k)s. Should be make claims exceeding those that are warranted, such claims will constitute a violation of the Federal Food, Drug, and Cosmetics Act. Violations of the Federal Food, Drug, and

Cosmetics Act, Public Health Service Act, or regulatory requirements at any time during the product development process, approval process, or after approval may result in agency enforcement actions, including voluntary or mandatory recall, license suspension or revocation, 510(k) withdrawal, seizure of products, fines, injunctions and/or civil or criminal penalties. Any agency enforcement action could have a material adverse effect on us. The advertising of our products will also be subject to regulation by the Federal Trade Commission, under the FTC Act. The FTC Act prohibits unfair methods of competition and unfair or deceptive acts in or affecting commerce. Violations of the FTC Act, such as failure to have substantiation for product claims, would subject us to a variety of enforcement actions, including compulsory process, cease and desist orders, and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, and restitution. Violations of FTC enforcement orders can result in substantial fines or other penalties.

FOREIGN REGULATION. Outside the United States, our ability to market our products will also depend on receiving marketing authorizations from the appropriate regulatory authorities. The foreign regulatory approval process includes all of the risks associated with FDA procedures described above. The requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country.

INTELLECTUAL PROPERTY

Patents, trademarks and trade secrets are essential to the profitability of our products, and our company policy is to pursue intellectual property protection aggressively for all our products. We have 2 patents for our BAFI(TM) product line. We have a total of 4 trademarks for our products. A summary of the patents and trademarks is provided in the following table:

TRADEMARKS

1. Mark      OXYALERT (Block letters)

Ser./App. No. 78-609846

Int'l Class 9 - Electrical and Scientific Apparatus Goods/Services

ELECTRONIC MONITORING AND ALARM SYSTEMS FOR PRESSURE LEVELS IN GAS CYLINDERS

Filing date:  April 15, 2005

2. Mark      GASALERT (Block letters)

Ser./App. No. 78-609809

Int'l Class 9 - Electrical and Scientific Apparatus Goods/Services

ELECTRONIC MONITORING AND ALARM SYSTEMS FOR PRESSURE LEVELS IN GAS CYLINDERS

Filing Date:  April 15, 2005

3. Mark      SECURE BALANCE (Block letters)

Ser./App. No. 78-570158

Int'l Class 10 - Medical Apparatus Goods/Services

MEDICAL DIAGNOSTIC EQUIPMENT FOR VESTIBULAR FUNCTION TESTING AND DYNAMIC POSTUROGRAPHY AND RELATED SOFTWARE SOLD AS A UNIT, AND INSTALLATION AND TRAINING IN THE USE THEREOF

Filing date:  February 17, 2005

4. Mark      BAFI

Ser./App. No. 75-873947

Registration No. 2406214

Int'l Class 9 - Electrical and Scientific Apparatus Goods/Services

ELECTRONIC MONITORING AND ALARM SYSTEMS FOR PRESSURE LEVELS IN GAS CYLINDERS

Filing date:  December 18, 1999

Registration date:  November 21, 2000

UNITED STATES PATENTS                 ABSTRACT

Patent No. 6,137,417                  A warning device configured for removable
                                      mounting in combination with a high
Date issued:  October 24, 2000        pressure gas cylinder and a regulator used
                                      to regulate the high pressure gas supplied
Date expires:  May 24, 2019           by the cylinder. The device compression
                                      mounts between the regulator and tank
                                      outlet on conventional portable oxygen and gas supply systems using a specially configured manifold.

                                      The device features one or a combination of alarms, from a group including audio, visual, electronic and remotely transmitted alarms.

                                      These alarms are activated by a pressure switch monitoring the remaining supply in the gas cylinder through a conduit in the manifold.

                                      The alarm signal from the device alerts
                                      the user, or a third party monitoring the user, of current tank pressure or will sound an alarm when remaining high pressure gas inside the gas cylinder drops below a predetermined level.


Patent No. 6,326,896 B1               A warning device configured for removable
                                      mounting in combination with a high
Date issued: December 4, 2001         pressure gas cylinder and a regulator used
                                      to regulate the high pressure gas supplied
Date expires:  October 24, 2020       by the cylinder.

                                      The device compression mounts between the regulator and tank outlet on conventional portable oxygen and gas supply systems using a specially configured manifold.

                                      The device features one or a combination of alarms, from a group including audio, visual, electronic and remotely transmitted alarms.

                                      These alarms are activated by a pressure switch monitoring the remaining supply in the gas cylinder through a conduit in the manifold.

                                      The alarm signal from the device alerts
                                      the user, or a third party monitoring the user, of current tank pressure or will sound an alarm when remaining high pressure gas inside the gas cylinder drops below a predetermined level.

MANUFACTURING

We do not manufacture our products in-house. We have or will have contracts for the manufacture of our products (depending on the product).

EMPLOYEES

We have no employees. Our company is basically a holding company (formed in Georgia) that owns or has rights to certain proprietary products and operates our business through another company with our same name, Ingen Technologies, Inc., a Nevada company. As of May 31, 2005, Ingen Technologies, Inc., the Nevada company, has one full time employee, Mr. Scott R. Sand, our CEO, Founder and Chairman. Mr. Sand is actually paid a monthly draw (see Item 10. - Executive

Compensation); the company does not withhold taxes from his draw. Our Secure Balance(TM) systems (the equipment) are sold to us for re-sale on a "private label" basis, we have no part in the design or manufacture of the systems. We hire sales reps to sell Secure Balance(TM). These reps are paid on a contractual basis and are not technically our employees. We will out-source the manufacturing of our OxyAlert(TM), OxyView and GasAlert(TM) products and will sell these products utilizing a distribution network that will not include the use of company employees.

HISTORY

Our company was incorporated under the laws of the state of Georgia in 1995 under the name Classic Restaurants International, Inc. We changed our name in 1998 to Creative Recycling Technologies, Inc. Our business plan changed from the restaurant business to recycling along with our name change. We had little business activity and no sales. Our business was dormant from the late 1990's into the first calendar quarter of 2004.

In March of 2004, we merged with (purchased all the stock of) a Nevada company, Ingen Technologies, Inc. Ingen Technologies, Inc. survived as a Nevada company for the sole purpose of operating our new business. However, we remained a Georgia company, with completely new management and an active business plan in the medical devices industry (operated by the Nevada company with the same name). Shortly thereafter, we changed our name to Ingen Technologies, Inc.

Ingen Technologies, Inc., the Nevada company, was founded by Scott R. Sand in 1999. Upon the merger with our Georgia company, Mr. Sand came on board as Chief Executive Officer and Chairman of the Board of Directors, positions he maintains today. Mr. Sand owns a small portion of our outstanding common shares (13 million shares; 10.2% of the approximately 127 million common shares outstanding as of May 31, 2005). However, he owns 100% of our issued Class A preferred shares (3 million shares) and 64% of the remaining preferred shares (23,600,000 shares).

According to our Amended and Restated Articles of Incorporation, filed on March 15, 2005, there are 3 million authorized Class A Preferred Shares. These shares have a liquation preference. However, most notably, the Class A Preferred Shares are convertible to a our common shares at a rate of one preferred share into ten common shares. The Class A Preferred Shares are also entitled to vote with one preferred share equaling fifteen common share votes. Accordingly, Mr. Sand's ownership of the Class A Preferred Shares entitles him to 45 million votes in matters voted by our shareholders.

Prior to the merger in March of 2004, Mr. Sand financed the research and development of our product lines and operation of the business within Ingen Technologies, Inc, of Nevada. From its inception in 1999 up through and into our fiscal year 2004, Mr. Sand supplied cash loans of $72,000 and deferred management compensation of $306,000. Mr. Jeffrey Gleckman, our other preferred shareholder, contributed approximately $300,000 to the company (in exchange for his preferred shares).

In the last quarter of our fiscal year 2005, we entered into a private placement agreement with one company to sell 30,200,000 of our common shares for a total purchase price of $144,000.

ITEM 2. PROPERTIES

We do not own real property. We lease approximately 1000 square feet of office space in Yucaipa, California at a current rental rate of approximately $775 per month. This written lease expires on April 1, 2008. We also rent, on an oral month-to-month basis, a portion of Scott R. Sand's personal residence as a second office for Mr. Sand and for storage space. The rental on this facility is $1400 per month for about 1200 square feet of office and storage space. These facilities are adequate for our current requirements.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material pending litigation or other material legal proceeding. We may from time to time become a party to legal proceedings arising in the ordinary course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 15, 2005, shareholders voted to change the date of the Annual Shareholders' Meeting from May 15th to March 15th of each calendar year. On February 18, 2005, shareholders approved the filing of our Amended and Restated Articles of Incorporation with the State of Georgia.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                               MARKET INFORMATION

Our common stock trades on the "Pink Sheets." The following table was supplied to us by Pink Sheets management and sets forth the high and low prices for our common stock as reported from June of 2003 to May 31 of 2005 (our last two fiscal years). The quotations reflect inter-dealer prices and may not reflect adjustments for retail markups, markdowns, or commissions and may not reflect actual transactions.


TRADING INFORMATION AS REPORTED BY THE NATIONAL ASSOCIATION OF SECURITIES DEALERS COMPOSITE FEED OR OTHER QUALIFIED INTER-DEALER QUOTATION MEDIUM. THE PRIMARY STOCK MARKET LISTING IS NOTED.

ISSUE: INGEN TECHNOLOGIES, INC.             ( GA. )                       COMMON
( FORMERLY: CREATIVE RECYCLING TECHNOLOGIES, INC. )
--------------------------------------------------------------------------------

NON-NASDAQ OTC:

BID QUOTATIONS

                                                   CLOSING BID
2003                       HIGH                                           LOW
----                       --------------------------------------------------

JUNE   2
THRU                       .008                                          .002
AUG.  29

SEPT.  2
THRU                       .005                                          .005
NOV.  28

DEC.   1
THRU                       .285                                          .005
FEB.  27, 2004

2004
----

MAR.   1
THRU                       .27                                           .06
MAY   28

JUNE   1
THRU                       .125                                          .06
AUG.  31

SEPT.  1
THRU                       .0775                                         .037
NOV.  30

DEC.   1
THRU                       .046                                          .016
FEB.  28, 2005

2005
----

MAR.   1
THRU                       .021                                          .0051
MAY   31

On May 31, 2005, there were approximately 589 stockholders of record of our common stock. This number does not include beneficial owners of the common stock whose shares may be held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

We did not pay dividends during our fiscal year 2005.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

THE DISCUSSION IN THIS SECTION CONTAINS CERTAIN STATEMENTS OF A FORWARD-LOOKING NATURE RELATING TO FUTURE EVENTS OR OUR FUTURE PERFORMANCE. WORDS SUCH AS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE," "MAY" AND SIMILAR EXPRESSIONS OR VARIATIONS OF SUCH WORDS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY MEANS OF IDENTIFYING FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE ONLY PREDICTIONS AND THAT ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS IDENTIFIED IN THIS REPORT, INCLUDING THE MATTERS SET FORTH UNDER THE CAPTION "BUSINESS RISKS," WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

OVERVIEW

We are a medical device manufacturer and service provider for medical and consumer markets both domestic and (planned for) abroad. We have four products, one of which has had sales in at least the last two fiscal years (Secure Balance(TM)). The others are oxygen and gas monitoring safety devices that we have developed over the last few years and expect to begin selling in calendar year 2006.

We have had sales revenues in each of our last two fiscal years of $794,314 in 2005 and $901,542 in 2004. We have reversed the slight downward trend in our sales figures from 2004 to 2005 by garnering sales of $497,342 in the our first fiscal quarter since the end of 2005 (June - August of 2005). We expect this upswing in sales to continue for our current fiscal year and beyond as we build our Secure Balance(TM) brand recognition in the market and intensify our efforts for market penetration.

We have had significant losses since inception. Our net loss in fiscal year 2004 was $951,101 and in 2005 was $307,255. We anticipate that we will incur substantial additional operating losses in our fiscal year 2006 as we wrap up our research and development of our BAFI(TM) product line and continue to seek an increase in Secure Balance(TM) sales. As of May 31, 2005, we had an accumulated deficit of approximately $6,565,391 (up from $6,258,136 in 2004). We expect to narrow the amount of increase in our accumulated deficit in 2006 or perhaps even begin to see a slight reduction in our accumulated deficit.

Our reverse merger was completed in March of 2004. We issued new shares of common stock to those incoming shareholders from Ingen Technologies, Inc. of Nevada. Immediately after the merger, there were 87,332,593 common shares outstanding. The Nevada company remains in existence as our wholly owned subsidiary and as previously mentioned, we operate our businesses through the Nevada "Ingen" (meaning our operations banking accounts and federal EIN numbers are held by our Nevada subsidiary). For accounting purposes, our audited financial statements are consolidated and represent the results of both our Georgia and Nevada companies of the same name.

Our business plan for the next twelve months is to continue our efforts to increase the market share Secure Balance(TM) and to begin world-wide sales of our BAFI(TM) product line.

We sold 30,200,000 common shares late in fiscal year 2005, receiving $144,000 in exchange for these shares.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements. Certain of our policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Our significant accounting policies include:

STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the intrinsic value accounting method specified in Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation issued to employees. Through May 31, 2005, we have elected to use the intrinsic value based method and have disclosed the pro forma effect of using the fair value based method to account for our stock-based compensation. We plan to continue using the intrinsic value based method and providing disclosure for the pro forma effect of using the fair value based method to account for our stock-based compensation through our fiscal quarter ending in November, 2005.

As a result of the recent adoption by the Financial Accounting Standards Board of SFAS No. 123 (revised 2004) "Share-Based Payment," or SFAS No. 123(R), we will be required, beginning in our fiscal quarter ending February of 2006, to apply the fair value method as prescribed in SFAS No. 123(R). Although our adoption of SFAS No. 123(R) could have a material impact on our financial position and results of operations, we are still evaluating the potential impact from adopting this statement.

ALLOCATION OF COSTS

We allocate certain indirect costs associated with support activities such as the rent and utilities for facilities. These costs are allocated between research and development expense and general and administrative expense based on headcount and/or square footage.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

RESULTS OF OPERATIONS

We had $794,314 in sales in fiscal year 2005. Our cost of sales was $296,565 in 2005, down from $491,033 when we had $901,542 in sales. As a result, our gross profit increased from $410,509 in 2004 to $497,749 in 2005. Our selling, general and administrative expenses decreased substantially in 2005 to $770,692 (down from $1,338,488 in 2004). This can be attributed primarily to decreased research and development costs for our BAFI(TM) product line.

Taking into account amortization of intangible assets ($36 in 2005 and $9964 in 2004) and impairment loss of $16,905 in 2005, our operating loss decreased from $937,943 in 2004 to $289,884 in 2005. We expect our operating costs to remain about the same in fiscal year 2006, but expect our operating loss to continue to decrease, with a goal of turning a profit in the last half of 2006 or in 2007.

We have not generated profits to date and therefore have not paid any federal income taxes since inception. We paid $800 minimum franchise tax in California in years 2004 and 2005. As of May 31, 2005, our federal tax net operating loss carryforward was $1,406,771 ($1,099,516 in 2004), which will begin to expire in 2019, if not utilized. Our ability to utilize our net operating loss and tax credit carryforwards may become subject to limitation in the event of a change in ownership.

LIQUIDITY AND CAPITAL RESOURCES

We financed our operations in fiscal year 2005 through $791,314 of sales of Secure Balance and private placement common stock sales totaling $144,000. In years past, prior to the commencement of Secure Balance(TM) sales, we relied on loans and deferments from our CEO and Chairman Scott R. Sand and the aforementioned approximate $300,000 investment of Mr. Gleckman. From June 10, 1999 to March 31, 2004, Mr. Sand provided "Ingen Nevada," and then "Ingen Georgia" (after our reverse merger; for a short period of time) with a total of $72,000 in cash loans and $360,000 in deferred executive compensation. Mr. Sand drew $54,000 in compensation over this time period. We repaid Mr. Sand $173,379 in fiscal year 2005 and $33,649 in 2004

Our future cash requirements will depend on many factors, including finishing our research and development programs for our BAFI(TM) product line (largely completed), the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization, as well as our ongoing Secure Balance(TM) sales effort. We do not expect to generate a positive cash flow from operations at least until the commercial launch of our BAFI(TM) product line (planned for calendar year 2006) and possibly later given the expected cost of commercializing our products. We intend to seek additional funding through public or private financing transactions. Successful future operations are subject to a number of technical and business risks, including our continued ability to obtain future funding, satisfactory product development and market acceptance for our products. See "Business Risks" below.

HOPE CAPITAL, INC.

From January of 2005 to the end of fiscal year 2005, we entered into agreements with Hope Capital, Inc. to purchase common shares of our stock in a series of private transactions. Hope Capital, Inc. ultimately purchased 30,200,000 of our common shares in fiscal year 2005 at a total price of $144,000. Hope Capital, Inc. committed to purchase an additional (approximate) 230 million common shares in the first quarter of fiscal year 2006 (at $0.002 per share).

OTHER FINANCINGS

We have agreements in place to sell approximately 100,000,000 shares of our common stock in private transactions in the first quarter of 2005 (to investors other than Hope Capital, Inc.). These sales will be at $0.002 per share. We anticipate filing a registration statement with the Securities and Exchange Commission during our fiscal year 2006. We currently are planning to offer $4,000,000 of our securities.

PLAN OF OPERATION (FOR BAFI(TM) PRODUCT LINE)

We have reserved $500,000 in private placement common stock sales proceeds from fiscal year 2005 and the first quarter of fiscal year 2006 as a starting point for the funding for our operations in fiscal year 2006 (budgeted at $4 million). If we are successful in filing and selling our planned $4,000,000 public registration in fiscal year 2006, we plan to use these proceeds as follows:

The $4 million is budgeted for the next twelve months and is divided into the following categories:

CATEGORY                            ESTIMATED COST

General and Administrative          $600,000 (another $500,000 paid through
                                    Secure Balance(TM) sales)
Advertising                         $400,000 for BAFI(TM) product line ($150,000
                                    for Secure Balance(TM) paid with Secure
                                    Balance(TM) sales)
Manufacturing Costs                 $2,000,000 for BAFI(TM) product line
                                    ($1,000,000 for Secure Balance(TM) paid with
                                    Secure Balance(TM) sales)
Research and Development            $400,000 (to create production models for
                                    BAFI(TM) product line)
Consultants, Professionals          $300,000
Debt repayment                      will be paid out of product sales
Contingency                         $300,000

The actual costs within each category and our total costs of operation for fiscal year 2006 may vary significantly from the estimates set forth above based on the factors discussed herein.

We have not included our projected sales revenues in our budget for fiscal year 2006. Since we do not know if we will be able to sell our securities in a public registration, revenues earned will be utilized in the same categories as presented above. We have projected Secure Balance(TM) sales of $500,000 in each of our first and second fiscal quarters of 2006 and $700,000 in each of our last fiscal quarters of 2006. We have projected OxyView sales of $200,000 in our third fiscal quarter of 2006 (December-February) and $400,000 in our fourth fiscal quarter. Our OxyAlert(TM) fourth quarter sales projection is $200,000. Management believes these are conservative, achievable sales projections. We expect to engage in at least 6 months of intensive marketing of our BAFI(TM) product line before sales pick up. Our market for GasAlert(TM) is a much broader, larger market and we have declined to project sales totals presently.

TRENDS THAT MAY IMPACT OUR LIQUIDITY

Positive Trends:

The United States has an increasingly elderly population. Our Secure Balance(TM) and BAFI(TM) product line (except GasAlert(TM) which targets the entire adult population) are made to meet some of the challenges and circumstances experienced by our senior citizens. As a result, we expect our sales to increase in time in reflection of this positive trend.

Management also believes that our products provide increasing protection in relation to medical malpractice issues. Use of our Secure Balance(TM) system and OxyAlert(TM) and OxyView products enhance the safety of patients, and therefore, we believe, lessen the chances of medical malpractice exposure to our physician clients.

We have been developing our BAFI(TM) product line since 1999. Now, some 6 years later, we still have not identified competition in the marketplace for our BAFI(TM) product line. The lack of competition is expected to enhance our planned marketing campaign.

We believe that Secure Balance(TM) is now among the leaders in the balance and fall prevention industry. We expect to be able to capitalize on this notoriety and increase our Secure Balance(TM) sales in fiscal year 2006 and beyond.

Negative Trends:

Our product sales are impacted by Medicare, and are Medicare dependent. Adverse economic conditions, federal budgetary concerns and politics can affect Medicare regulations and could negatively impact our product sales.

SEASONAL ASPECTS THAT EFFECT MAY IMPACT OUR MEDICAL MARKET

Traditionally, the medical market experiences an economic decrease in purchasing during the summer months. Peak months are usually October through February, followed by a decrease from March to May. This is the common "bell curve" that has been consistent for several decades and will affect our sales during the course of a year.

OUR SECURE BALANCE(TM) LEASING AND FINANCING PROGRAMS

Our Secure Balance(TM) Leasing and Financing Programs are offered to allow our physician and medical facility clients a variety of affordable leasing and financing options. Our financing option includes a 90 deferral program, giving clients a chance to earn revenues from Secure Balance(TM) before payments are due. Please see our website to see the particulars of these financing options.

PURE PRODUCE - A DEVELOPING PRODUCT

We have an agreement in place with AgroWorx, Inc., a company affiliated with one our directors, Christopher A. Worth. This agreement relates to Pure Produce, an AgroWorx line of plant products. We will work in concert with AgroWorx to develop production facilities and market the products grown therein.

The Pure Produce(TM) product is a continuing research & development program currently under design. This program uses hydroponics technology to grow various plants without the use of soil, fertilizer and water consumption. The Company anticipates entering the nutriceutical and pharmaceutical markets over the next two years. If we accelerate the development of this product during our fiscal year 2006, we may use a portion of our planned registration statement securities sales proceeds to move this project (and adjust our currently planned uses accordingly). The portion that may be used will depend on the amount of Secure Balance(TM) and BAFI(TM) product line sales during fiscal year 2006. The amount of funding anticipated for the project is as much as $2 million to construct and operate as many as 10 production facilities.

The Ingen Technologies, Inc. Pure Produce(TM) facilities will be designed to offer vegetable growth efficiency, without pesticides. The Agro-facility will offer the most efficient use of water and energy conservation technologically available, while offering the best method for insulator towards food security available to us.

The main competitive advantage of the facility, if operational, will be to deliver off-season, high profit margin gourmet vegetables, herbs and edible flowers. The produce grown can be customized for local consumption or be grown for specific export markets.

More information regarding Pure Produce(TM) will be forthcoming in our subsequent period reporting filings with the SEC as we continue to refine and develop our plans for Pure Produce(TM).

NEW EMPLOYEES

We do note anticipate hiring employees over the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

The possible effect on our financial statements of new accounting pronouncements that have been issued for future implementation is discussed in the footnotes to our audited financial statements (see Note 2).

                                 BUSINESS RISKS

The following is a summary of the many risks and uncertainties we face in our business. You should carefully read these risks and uncertainties as well as the other information in this report in evaluating our business and its prospects.

WE HAVE A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We have experienced significant operating losses in each period since our inception. As of May 31, 2005, we have incurred total accumulated losses of $6,565,391. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with operations. We expect to incur increasing operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

WE WILL NEED ADDITIONAL CAPITAL IN THE FUTURE TO SUPPORT OUR GROWTH, AND RAISING SUCH CAPITAL WILL LIKELY CAUSE SUBSTANTIAL DILUTION TO EXISTING STOCKHOLDERS. IF ADDITIONAL CAPITAL IS NOT AVAILABLE, WE MAY HAVE TO CURTAIL OR CEASE OPERATIONS.

Our current plans indicate we will need significant additional capital for research and development and market penetration before we have any anticipated revenue generated from our BAFI(TM) product line. The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include:

         o the extent to which we enter into licensing arrangements, collaborations or joint ventures;

         o    our progress with research and development;

         o    the costs and timing of obtaining new patent rights (if any);

         o    cost of continuing operations and sales;

         o    the extent to which we acquire or license other technologies; and

         o regulatory changes and competition and technological developments in the market.

We will be relying on future securities sales to enable us to grow and reach profitability. There is no guarantee we will be able to sell our securities.

WE HAVE RELIED ON CAPITAL CONTRIBUTED BY RELATED PARTIES, AND SUCH CAPITAL MAY NOT BE AVAILABLE IN THE FUTURE.

We have relied on loans and compensation deferrals from our CEO and Chairman, Scott R. Sand, and investment from Jeffrey Gleckman, to sustain us from 1999 into fiscal year 2004. Although we have paid much of these loans from Mr. Sand back, we may be unable to repay the remainder as planned and may have to look again to Mr. Sand for assistance in financing if our securities sales don't go as planned. There is no guarantee that Mr. Sand will have financial resources available to assist in our funding.

WE ARE SUBJECT TO NEW CORPORATE GOVERNANCE AND INTERNAL CONTROLS REPORTING REQUIREMENTS, AND OUR COSTS RELATED TO COMPLIANCE WITH, OR OUR FAILURE TO COMPLY WITH EXISTING AND FUTURE REQUIREMENTS COULD ADVERSELY AFFECT OUR BUSINESS.

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, we will be required to include management and auditor reports on internal controls as part of our annual report for the year ended December 31, 2006 pursuant to Section 404 of the Sarbanes-Oxley Act. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

OUR PRODUCTS MAY NOT BE SUCCESSFULLY DEVELOPED OR COMMERCIALIZED, WHICH WOULD HARM US AND FORCE US TO CURTAIL OR CEASE OPERATIONS.

We are a relatively new company and our BAFI(TM) product line in particular is still in the late stages of development (we still need manufacturing prototypes). These products, once marketing commences, may not be successfully developed or commercialized on a timely basis, or at all. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of these products or other potential products, or if our products do not achieve a significant level of market acceptance, we would be forced to curtail or cease operations. Even if we develop our products for commercial use, we may not be able to develop products that:

         o are accepted by, and marketed successfully to, the medical marketplace;

         o    are safe and effective;

         o    are protected from competition by others;

         o    do not infringe the intellectual property rights of others;

         o are developed prior to the successful marketing of similar products by competitors; or

         o can be manufactured in sufficient quantities or at a reasonable cost.


WE MAY NOT BE ABLE TO FORM AND MAINTAIN THE COLLABORATIVE RELATIONSHIPS THAT OUR BUSINESS STRATEGY REQUIRES, AND IF WE CANNOT DO SO, OUR ABILITY TO DEVELOP PRODUCTS AND REVENUE WILL SUFFER.

We must form research collaborations and licensing arrangements with several partners at the same time to operate our business successfully. To succeed, we will have to maintain our existing relationships and establish additional collaborations. We cannot be sure that we will be able to establish any additional research collaborations or licensing arrangements necessary to develop and commercialize products using our technology or that we can do so on terms favorable to us. If our collaborations are not successful or we are not able to manage multiple collaborations successfully, our programs may suffer.

Collaborative agreements generally pose the following risks:

         o collaborators may not pursue further development and commercialization of products resulting from collaborations or may elect not to continue or renew research and development programs;

         o collaborators may delay clinical trials, under-fund a clinical trial program, stop a clinical trial or abandon a product, repeat or conduct new clinical trials or require a new formulation of a product for clinical testing;

         o collaborators could independently develop, or develop with third parties, products that could compete with our future products;

         o the terms of our agreements with our current or future collaborators may not be favorable to us;

         o a collaborator with marketing and distribution rights to one or more products may not commit enough resources to the marketing and distribution of our products, limiting our potential revenues from the commercialization of a product;

         o disputes may arise delaying or terminating the research, development or commercialization of our products, or result in significant litigation or arbitration; and

         o collaborations may be terminated and, if terminated, we would experience increased capital requirements if we elected to pursue further development of the product.

SECURE BALANCE(TM) IS A PRIVATE LABEL PRODUCT THAT IS NOT EXCLUSIVE TO US.

We provide education, training and services related to the SportKat product lines that all constitute what we call "Secure Balance(TM)." However, the devices themselves are provided to us on a non-exclusive basis, meaning that other companies are marketing the same devices under other names (or using the SportKat name). Only time will tell if the non-exclusive nature of the provision of the devices themselves to us negatively impacts our ability to capture a meaningful market share. If our sales of Secure Balance(TM) suffer because of this non-exclusive relationship, our financial prospects and operational results will be negatively impacted.

ALTHOUGH WE DO NOT HAVE DIRECT COMPETITION IN RELATION TO OUR BAFI(TM) PRODUCT LINE, WE EXPECT IT IN THE FUTURE.

Although we are unaware of any current competition for our BAFI(TM) product line, we expect competition to develop after we begin marketing our products. It is unknown at this time what impact any such competition could have on us. However, we are a "going concern" enterprise and it is certainly foreseeable that more than one competitor could emerge that is much stronger financially than we are and/or could already have significant marketing relationships for other medical devices.

WE DO NOT HAVE INTERNATIONAL PATENTS.

Although we have stated that we intend to apply for international patents for our BAFI(TM) product line, we have not as yet done so. We do not know when, and if, we will apply for such patents. If we do not apply for these patents, or if there are delays in obtaining the patents, or if we are unable to obtain the patents, we may not be able to adequately protect our technologies in foreign markets.

IF WE ARE UNABLE TO PROTECT EFFECTIVELY OUR INTELLECTUAL PROPERTY, THIRD PARTIES MAY USE OUR TECHNOLOGY, WHICH COULD IMPAIR OUR ABILITY TO COMPETE IN OUR MARKETS.

Our success will depend on our ability to obtain and protect patents on our technology and to protect our trade secrets. The patents we currently own, may not afford meaningful protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or unenforceable. In addition, our current and future patent applications may not result in the issuance of patents in the United States or foreign countries. Competitors might develop products similar to ours that do not infringe on our patents. In order to protect or enforce our patent rights, we may initiate interference proceedings, oppositions, or patent litigation against third parties, such as infringement suits. These lawsuits could be expensive, take significant time and divert management's attention from other business concerns. The patent position of medical firms generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents. In addition, there is a substantial backlog of applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

We cannot guarantee that our management and others associated with us will not improperly use our patents, trademarks and trade secrets. Further, others may gain access to our trade secrets or independently develop substantially equivalent proprietary information and techniques.

OUR SUCCESS WILL DEPEND PARTLY ON OUR ABILITY TO OPERATE WITHOUT INFRINGING ON OR MISAPPROPRIATING THE PROPRIETARY RIGHTS OF OTHERS.

We may be sued for infringing on the patent rights or misappropriating the proprietary rights of others. Intellectual property litigation is costly, and, even if we prevail, the cost of such litigation could adversely affect our business, financial condition and results of operations. In addition, litigation is time consuming and could divert management attention and resources away from our business. If we do not prevail in any litigation, we could be required to stop the infringing activity and/or pay substantial damages. Under some circumstances in the United States, these damages could be triple the actual damages the patent holder incurs. If we have supplied infringing products to third parties for marketing or licensed third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for any damages they may be required to pay to the patent holder and for any losses the third parties may sustain themselves as the result of lost sales or damages paid to the patent holder.

If a third party holding rights under a patent successfully asserts an infringement claim with respect to any of our products, we may be prevented from manufacturing or marketing our infringing product in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. Any required license may not be available to us on acceptable terms, or at all. Some licenses may be non-exclusive, and therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to market some of our anticipated products, which could have a material adverse effect on our business, financial condition and results of operations.

IF WE LOSE OUR KEY MANAGEMENT PERSONNEL, OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION EFFORTS WOULD SUFFER.

Our performance is substantially dependent on the performance of our current senior management, Board of Directors and key scientific and technical personnel and advisers. The loss of the services of any member of our senior management, in particular Mr. Sand, our CEO and Chairman, Board of Directors, scientific or technical staff or advisory board may significantly delay or prevent the achievement of product development and other business objectives and could have a material adverse effect on our business, operating results and financial condition.

WE HAVE NO COMMERCIAL PRODUCTION CAPABILITY YET FOR OUR BAFI(TM) PRODUCT LINE AND WE MAY ENCOUNTER PRODUCTION PROBLEMS OR DELAYS, WHICH COULD RESULT IN LOWER REVENUE.

To date, we have not produced a BAFI(TM) product line product for sale. Customers for any potential products and regulatory agencies will require that we comply with current good manufacturing practices that we may not be able to meet. We may not be able to maintain acceptable quality standards if we ramp up production. To achieve anticipated customer demand levels, we will need to scale-up our production capability and maintain adequate levels of inventory. We may not be able to produce sufficient quantities to meet market demand. If we cannot achieve the required level and quality of production, we may need to outsource production or rely on licensing and other arrangements with third parties. This reliance could reduce our gross margins and expose us to the risks inherent in relying on others. We may not be able to successfully outsource our production or enter into licensing or other arrangements under acceptable terms with these third parties, which could adversely affect our business.

WE HAVE NO MARKETING OR SALES STAFF, AND IF WE ARE UNABLE TO ENTER INTO COLLABORATIONS WITH MARKETING PARTNERS OR IF WE ARE UNABLE TO DEVELOP OUR OWN SALES AND MARKETING CAPABILITY, WE MAY NOT BE SUCCESSFUL IN COMMERCIALIZING OUR PRODUCTS.

We currently have no sales, marketing or distribution capability. As a result, we will depend on collaborations with third parties that have established distribution systems and direct sales forces. To the extent that we enter into co-promotion or other licensing arrangements, our revenues will depend upon the efforts of third parties, over which we may have little or no control.

If we are unable to reach and maintain agreement with one or more distribution entities or collaborators under acceptable terms, we may be required to market our products directly (direct marketing is one component of our marketing strategy). We may elect to establish our own specialized sales force and marketing organization to market our products. In order to do this, we would have to develop a marketing and sales force with technical expertise and with supporting distribution capability. Developing a marketing and sales force is expensive and time consuming and could delay a product launch. We may not be able to develop this capacity, which would make us unable to commercialize our products.

IF WE ARE SUBJECT TO PRODUCT LIABILITY CLAIMS AND HAVE NOT OBTAINED ADEQUATE INSURANCE TO PROTECT AGAINST THESE CLAIMS, OUR FINANCIAL CONDITION WOULD SUFFER.

If we are able to launch commercially our BAFI(TM) product line, we will face exposure to product liability claims. We have exposure selling Secure Balance(TM). We have limited product liability insurance coverage, but there is no guarantee that it is adequate coverage. There is also a risk that third parties for which we have agreed to indemnify could incur liability.

We cannot predict all of the possible harms or side effects that may result and, therefore, the amount of insurance coverage we obtain may not be adequate to protect us from all liabilities. We may not have sufficient resources to pay for any liabilities resulting from a claim beyond the limit of, or excluded from, our insurance coverage.

A SUBSTANTIAL NUMBER OF SHARES WE HAVE ISSUED IN EXEMPT TRANSACTIONS ARE, OR ARE BEING MADE, AVAILABLE FOR SALE ON THE OPEN MARKET. THE RESALE OF THESE SECURITIES MIGHT ADVERSELY AFFECT OUR STOCK PRICE.

Most of our common shares have been held by our shareholders for periods of one or two years or longer. Some of these shares have had restrictions lifted. We will undoubtedly have unrestricted shares issued in the future. There is no way to control the sale of these shares on the secondary market (we trade on the Pink Sheets and plan to go to the OTC BB in the near future). The resale of these unrestricted shares might adversely affect our stock price.

OUR STOCK IS THINLY TRADED, WHICH CAN LEAD TO PRICE VOLATILITY AND DIFFICULTY LIQUIDATING YOUR INVESTMENT.

The trading volume of our stock has been low, which can cause the trading price of our stock to change substantially in response to relatively small orders. In addition, during the last two fiscal years, our common stock has traded as low as .002 and as high as .285. Both volume and price could also be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

         o actual or anticipated variations in quarterly and annual operating results;

         o announcements of technological innovations by us or our competitors;

         o    developments or disputes concerning patent or proprietary rights;
              and

         o general market perception of medical device and provider companies.

IF THE OWNERSHIP OF OUR COMMON STOCK CONTINUES TO BE SOMEWHAT CONCENTRATED, IT MAY PREVENT YOU AND OTHER STOCKHOLDERS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS AND MAY RESULT IN CONFLICTS OF INTEREST THAT COULD CAUSE OUR STOCK PRICE TO DECLINE.

As of May 31, 2005, our executive officers, directors and their affiliates beneficially own or control approximately 13.75% of the outstanding shares of our common stock. Accordingly, our current executive officers, directors and their affiliates will have some control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

WE MAY ISSUE PREFERRED STOCK IN THE FUTURE, AND THE TERMS OF THE PREFERRED STOCK MAY REDUCE THE VALUE OF YOUR COMMON STOCK.

We are authorized to issue up to 40,000,000 shares of preferred stock in one or more series. Our Board of Directors will be able to determine the terms of preferred stock without further action by our stockholders. If we issue preferred stock, it could affect your rights or reduce the value of your common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions.

WE HAVE NOT, AND CURRENTLY DO NOT ANTICIPATE, PAYING DIVIDENDS ON OUR COMMON STOCK.

We have never paid any dividends on our common stock and do not plan to pay dividends on our common stock for the foreseeable future. We currently intend to retain future earnings, if any, to finance operations, capital expenditures and the expansion of our business.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by this Item 7 begin on page F-1 and are located following the signature page and officer certifications.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8a. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

(a) As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our CEO and CFO concluded, as of the date of such evaluation, that the design and operation of such disclosure controls and procedures were effective.

(b) No significant changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter.

(c) Limitations. Our management, including our CEO and CFO, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names and ages as of management, and business experience of the directors, executive officers and certain other significant employees of our company. Our directors hold their offices for a term of one year or until their successors are elected and qualified. Our officers serve at the discretion of the Board of Directors. Each officer devotes as much of his working time to our business as is required.

NAME                    AGE       POSITION HELD AND TENURE
----                    ---       ------------------------

Scott R. Sand           46        Chairman, Chief Executive Officer and Director

Thomas J. Neavitt       74        Secretary and Chief Financial Officer

KHOO Yong Sin           41        Director

Christopher A. Wirth    50        Director

Curt A. Miedema         47        Director

Christopher Evans       unknown*  Director

* Mr. Evans was a Director of the company during fiscal year 2005. He was removed as a Director by resolution of the Board of Directors on September 13, 2005 after it was discovered that Mr. Evans, an attorney, was disbarred by the State of Virginia in 2002. The company has had no contact with Mr. Evans since his removal as a Director and does not know his age. Mr. Evans will not be signing this Form 10-KSB.

SIGNIFICANT EMPLOYEES

None.

OUR OFFICERS AND DIRECTORS:

SCOTT SAND, CEO & CHAIRMAN: Scott Sand has a diversity of experience in the health care industry both domestic and abroad which spans more than 25 years. His contributions and accomplishments have been published in the Los Angeles Times and the Sacramento Tribune. He has been the recipient of recognition awards by high honored factions such as the United States Congress and the State Assembly, receiving the highest Commendation in the County of Los Angeles for his contributions to health care. Mr. Sand served as the CEO of Medcentrex, Inc. for 10 years in the 1990's, a medical service provider to more than 600 physicians nationwide. He served as the Director of Sales & Marketing for Eye Dynamics, Inc. for 7 years, a public company and manufacture of Video ENG systems; assisting in their technology upgrades and design for VNG and increasing their sales each quarter during that time. He resigned from Eye Dynamics, Inc. to accept the full-time position as CEO & Chairman of Ingen Technologies, Inc. in 2004. Mr. Sand attended California State University majoring in BioMedical Engineering, Business and Computer Science. He does not have a college degree.


THOMAS J. NEAVITT, SECRETARY AND CHAIRMAN: Thomas J. Neavitt has held a variety of executive level positions for product and service based corporations over the last 40 years. Mr. Neavitt's experience includes finance, marketing, business development, sales, and collections. Additionally, Mr. Neavitt has experience in real estate as both a broker and developer. Mr. Neavitt served in the U.S. Navy. Mr. Neavitt left the Navy and became President and CEO of Penn-Akron Corporation and its wholly owned subsidiary Eagle Lock Corporation. He was instrumental in the successful acquisition of this company. Mr. Neavitt also served as President of TR-3 Chemical Corporation for nearly 20 years who sold products throughout the U.S. and some foreign countries. Tom now serves as a consultant to various corporations throughout the country. Mr. Neavitt has been President of AmTech Corporation, which manufactures stabilizing systems, for the past 5 years. Mr. Neavitt does not have a college degree.

KHOO YONG SIN, DIRECTOR: KHOO Yong Sin lives in Singapore. He worked as an engineer for 12 years and a further 5 years in managing a portfolio of business assets. He has extensive experience as a logistics systems engineer in the military and retail engineering with the oil major, Shell. In addition, he has significant experience in the area of mergers & acquisitions. In 1984, he was awarded a scholarship by the Singapore government to pursue electrical engineering at the University of Queensland, Australia. In the area of information technology, he was responsible for managing Shell Singapore's y2k project for the marketing function. Another IT pioneering effort was the use of artificial intelligence to develop diagnostic tools for maintenance support for the Army's radar systems. His current business interests are focused in the areas of biomedical and environmental technologies. He has a Bachelor's Degree in Electrical Engineering from the University of Queensland.

CHRISTOPHER A. WIRTH, DIRECTOR: Christopher A. Wirth has over 20 years of business consulting, finance, construction and real estate development experience. He brings a working knowledge of finance and the mechanics of syndication's, construction planning and startup business expansion skills. Mr. Wirth has knowledge and experience in SEC, HUD, SBA, USDA, banking and businesses. He attended San Bernardino Valley College and takes continuing education courses. He continues to consult to environmental and renewable energy firms, and has worked as a HUD YouthBuild construction instructor. Mr. Wirth has previous medical background training through his service in the U.S. Navy, from 1973 to 1977, as a Hospital Corpsman. Mr. Wirth has been a director and spokes person for AgriHouse an urban agricultural technology company, since 2000. Mr. Wirth does not have a college degree.

CURT A. MIEDEMA, DIRECTOR. For the last 5 years, Mr. Miedema has been self-employed with his own investment company called Miedema Investments. Mr. Miedema graduated from Unity Christian High School in 1975 and attended Davenport College for 1 year thereafter. He does not have a college degree.

CHRISTOPHER EVANS, DIRECTOR: Has 30 years experience as a licensed attorney specializing in corporate and SEC law. Previously, he was the Program Director for the Office of the Governor, Dept. Of Community Affairs in Texas, and has served as general counsel to a publicly traded electronics and aerospace contractor. During his position as Associate Attorney his focus was on corporate clients until he co-founded and managed a full service real estate development company. Mr. Evans earned his Juris Doctor Degree at the Tulane University School of Law in 1981, received his M.A. at the University of Texas at Austin Texas (Public Affairs, 1975), and his B.A.(Political Science) at Tulane University, New Orleans, Louisiana in 1971. Mr. Evans was partners in a law firm for three years in Washington, D.C. His focus was litigations and claims before the federal courts and agency boards of contract appeals. Since 1993, Mr. Evans has had his law firm in Annandale, Virginia. His practice focuses upon corporate finance, compliance with securities regulations, business acquisitions, and federal tax matters.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our officers, directors and persons who own more than 10% of a class of the our securities registered under Section 12(g) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. We have not filed periodic reporting with the SEC since 1998. We have not received such forms from any such person, however, we expect to receive them within a short period of time after the filing of this Form 10-KSB on EDGAR and intend to file a Form 8-K to notify the public as to when such forms were received.

MANAGEMENT CODE OF ETHICS AND BUSINESS CONDUCT

We have adopted a "Management Code of Ethics and Business Conduct" (`Code"), a code of ethics that will apply to our employees (once hired), and applies to our officers and directors. A copy of the Code is posted on our Internet site at www.ingentechnologies.com. In the event we make any amendments to, or grant any waiver of, a provision of the Code that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on a Form 8-K or on our next periodic report.

AUDIT COMMITTEE

We do not have an Audit Committee and are not required to have one under Section 302 of Sarbanes-Oxley. Our financial matters and relationship with our independent auditors is over-seen by our two officers, the CEO and Secretary-CFO.

AUDIT COMMITTEE FINANCIAL EXPERT

We do not have an audit committee and therefor do not have an audit committee financial expert.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

Our Directors are paid $500 for each Directors meeting that is actually held (as opposed to actions taken by our Board of Directors by Resolution and Waiver of Notice and Consent to Action Taken at a special Board of Directors' meeting). Our Directors were each paid $500 in fiscal year 2005.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the annual and other compensation paid by our company to Scott R. Sand, the only member of our management paid monthly compensation since our merger in March of 2004.

                         Summary Compensation Table (1)
                         ------------------------------

                                                                                               Long-Term
                                                              Annual Compensation             Compensation
                                                              -------------------             ------------
                                                                                               Securities
Name and Principal Position                   Year         Draw                Bonus        Underlying Options
---------------------------                   ----         ----                -----        ------------------
Scott R. Sand, Chairman and Chief             2005        $60,000               -0-                -0-
    Executive Officer (2)                     2004          -0-                 -0-


(1) The columns for "Other Annual Compensation," "Restricted Stock Awards," "LTIP Payouts" and "All Other Compensation" have been omitted because there is no compensation required to be reported.

(2) We do not have a written employment agreement with Mr. Sand and he does not have any options or warrants to purchase our stock. There are no management incentive or bonus plans in place.

There were no options granted to executive officers or directors during fiscal year 2005. We do not have any stock appreciation rights plans in effect and we have no long-term incentive plans, as those terms are defined in SEC regulations. We have no defined benefit or actuarial plans covering any named executive officer.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

We do not have any equity compensation plans in effect.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON SHARES

The following table sets forth certain information regarding the ownership of our common stock as of May 31, 2005, by: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than five percent of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Name and Address of                  Number of Shares
Beneficial Owner (1)              Beneficially Owned (2)   Percent of Class (2)
--------------------              ----------------------   --------------------

Scott R. Sand                           13,000,000                10.213%

Thomas Neavitt                          750,000*                  0.589%

KHOO YONG SIN                           200,000*                  0.157%

Christopher A. Wirth                    1,200,000*                0.943%

Curt A. Miedema                         850,000*                  0.667%

Christopher Evans                       1,500,000                 1.178%

All officers and directors as a
 group (6 in number)                    17,500,000                13.748%

Hope Capital, Inc.                      30,200,000                23.726%
505 Northern Blvd., Suite 103
Great Neck, NY 11021

* Less than one percent.

(1) The address for each beneficial owner, other than Hope Capital, Inc. is 35193 Avenue "A", Suite-C Yucaipa, California 92399.

(2) Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 127,287,593 shares outstanding on May 31, 2005, adjusted as required by rules promulgated by the Commission.

CLASS A PREFERRED SHARES

The following table sets forth certain information regarding the ownership of our Class A Preferred Shares as of May 31, 2005, by: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than five percent of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

As contained in our Amended and Restated Articles of Incorporation (filed on or about March 15, 2005 with the Georgia Secretary of State), Class A Preferred Shares have a liquidation preference. These shares vote on a one preferred share to 15 common share basis. These shares are convertible into common shares on a one preferred to ten common share basis. The procedure for convertability is explained in Note 13 to our audited financial statements (as contained herein).

Name and Address of                  Number of Shares
Beneficial Owner (1)               Beneficially Owned (2)   Percent of Class (2)
--------------------               ----------------------   --------------------

Scott R. Sand                           3,000,000                  100%

All officers and directors as a
 group (1 in number)                    3,000,000                  100%


(1) The address for each beneficial owner is 35193 Avenue "A", Suite-C Yucaipa, California 92399 .

(2) Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 3,000,000 shares outstanding on May 31, 2005, adjusted as required by rules promulgated by the Commission.

UN-CLASSIFIED PREFERRED SHARES

The following table sets forth certain information regarding the ownership of our un-classified Preferred Shares as of May 31, 2005, by: (i) each director;
(ii) each person who is known to us to be the beneficial owner of more than five percent of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

As contained in our Amended and Restated Articles of Incorporation (filed on or about March 15, 2005 with the Georgia Secretary of State), the remainder of our Preferred Shares (other than Class A Preferred Shares) have a liquidation preference but are non-voting and are not convertible into other securities of the company.

Name and Address of                  Number of Shares
Beneficial Owner (1)               Beneficially Owned (2)   Percent of Class (2)
--------------------               ----------------------   --------------------

Scott R. Sand                          23,600,000                   64%

Jeffrey Gleckman                       13,300,000                   36%

All officers and directors as a
 group (1 in number)                   23,600,000                   64%


(1) The address for each beneficial owner is 35193 Avenue "A", Suite-C Yucaipa, California 92399.

(2) Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power (if applicable) with respect to the shares indicated as beneficially owned. Applicable percentages are based on 39,900,000 shares outstanding on May 31, 2005, adjusted as required by rules promulgated by the Commission.

CHANGES IN CONTROL

We had no changes in control for during our fiscal year 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of the end of our fiscal year (May 31, 2005), our CEO and Chairman, Scott R. Sand, was owed $102,802 by the company. This was down from $276,181 owed by the company to Mr. Sand at the end of fiscal year 2004. These are amounts loaned to us or deferred compensation by Mr. Sand. There are no written loan agreements, promissory notes or debt obligations evidencing this debt and the terms of repayment to Mr. Sand. Annual interest of 6% is paid on the outstanding loan balance, which is due upon the availability of company funds, but no sooner than June 1, 2006. See Note 8 of the attached audited financial statements for information concerning the debt owed to Mr. Sand by the company.


ITEM 13. EXHIBITS (All Exhibits have been properly signed by the parties. Original agreements are filed in our offices)

     Exhibit No.   Document Description
     -----------   --------------------

         2.1 Plan And Agreement of Merger Relating to the Merger of Ingen Technologies, Inc. into Creative Recycling, Inc., dated March 15, 2004.

         3.1 Amended and Restated Articles of Incorporation of Ingen Technologies, Inc., as filed with the Georgia Secretary of State on or about March 15, 2005.

         3.2 Resolution 2005.6 of the Ingen Board of Directors (signed by the preferred shareholders as well) modifying the Amended and Restated Articles of Incorporation with respect to the classifications and rights of our preferred shares.

         3.3      Bylaws of Ingen Technologies, Inc.

         3.4 Minutes of Special Shareholder meeting of March 15, 2005 amending our Bylaws by changing the date of the annual shareholders meeting from May 15 to March 15.

         4.1      Specimen of Ingen Technologies, Inc. common stock certificate.

         10.1 Commercial Lease Agreement between Ingen Technologies, Inc, Scott Sand and Abolfazl Ghias dated March 11, 2005.

         10.2 Contracting Agreement between Chris Wirth and/or Agroworx, Inc. and Ingen Technologies, Inc. dated September 15,
                  2005 for design services for Pure Produce program.

         10.3 Contracting Agreement between Bob Sand and Ingen Technologies, Inc. dated January 1, 2005 for Mr. Sand to market Secure Balance to physicians within the United States and abroad.
                  Bob Sand is Scott R. Sand's father.

         10.4 Contracting Agreement between David Winter and Ingen Technologies, Inc. dated October 1, 2005 for Mr. Winter to market Secure Balance to physicians in the United States and abroad.

         10.5 Contracting Agreement between Donna Eskwitt and Ingen Technologies, Inc. dated November 4, 2004 for Ms. Eskwitt to advise the company on Secure Balance.

         10.6 Contracting Agreement between Elizabeth S. Wald and Ingen Technologies, Inc. dated October 15, 2005 in which Ms.
                  Wald is contracted to provide telephone answering services.

         10.7 Contracting Agreement between Gary Hydrabadi, d/b/a Cardio-Med Systems, Inc. and Ingen Technologies, Inc. dated March 22, 2005 to market Secure Balance to physicians within the United States and abroad.

         10.8 Contracting Agreement between Joe Lawn and Ingen Technologies, Inc. dated October 1, 2004 in for Mr. Lawn to market Secure Balance to physicians within the United States and abroad.

         10.9 Contractor Agreement between Lifetime Controls, Inc. and Ingen Technologies, Inc. dated July 15, 2005 in which Lifetime Controls will provide certain work for hire.

         10.10 Consulting Agreement between Medicore and Ingen Technologies, Inc. dated September 1, 2004 in which Medicore will market Secure Balance to physicians in the United States and abroad.

         10.11 Consulting Agreement between Preferred Provider Care, Inc. and Ingen Technologies, Inc. dated August 1, 2005 in which PPC is to provide physician training.

         10.12 Contracting Agreement between Randolph McKenzie and Ingen Technologies, Inc. dated February 10, 2005 for Mr. McKenzie to provide professional interpretations to physicians within the United States who purchased or leased Secure Balance.

         10.13 Contracting Agreement between Rick Griffin and Ingen Technologies, Inc. dated May 1, 2005 for Mr. Griffin to provide installation and services of Secure Balance.

         10.14 Contracting Agreement between Steve O'Hara, M.D. and Ingen Technologies, Inc. dated May 1, 2005 to engage Dr. O'Hara to become a member of the company's Medical Advisory Board.

         10.15 Contracting Agreement between Bryant Goldman and Ingen Technologies, Inc. dated December 9, 2004 for Mr. Goldman to provide medical billing and other professional services in relation to Secure Balance.

         10.16 Consulting Agreement between Vertex Diagnostics, Inc. and Ingen Technologies, Inc. dated September 1, 2004 in which Vertex will market Secure Balance to physicians within the United States.

         10.17 Consulting Agreement between National Financial Communications Corp. and Ingen Technologies, Inc. dated February 2, 2005 in which NFCC will provide public and investor relations advice and assist in strategic planning.

         10.18 Consulting Agreement between Hope Capital, Inc. and Ingen Technologies, Inc. dated January 18, 2005 in which Hope will provide public and investor relations advice and assist in strategic planning.

         10.19 Consulting and Marketing Agreement between Xcel Associates, Inc. and Ingen Technologies, Inc. dated February 2, 2005 in which Xcel agrees to assist Ingen in creating market awareness in the financial community and assist in product marketing.

         10.20 Stock Purchase Agreement between KHOO Yong Sin (a Director of the company) and Ingen Technologies, Inc. dated October 15, 2004 for the purchase of 5 million common shares.

         10.21 Business Consulting Agreement between Edward T. Whelan and Ingen Technologies, Inc. dated October 15, 2004 in which Mr. Whelan will provide management, marketing and advisory services to Ingen.

         10.22 Agreement for a Finder's Fee between Edward T. Whelan and Ingen Technologies, Inc. dated October 1, 2004 in which Mr. Whelan is to receive a finder's fee for introducing investors to Ingen.

         10.23 Option Agreement between Grace Holding, Inc. and Ingen Technologies, Inc. dated January 18, 2005 for various options to purchase Ingen common stock.

         10.24 Consulting Agreement between Apex Charting, Inc. and Ingen Technologies, Inc. dated January 7, 2005 in which Apex agrees to assist in Ingen's public relations, investor relations and strategic planning.

         10.25 Financial Procurement Development Agreement between KHOO Yong Sin and Ingen Technologies, Inc. dated October 15, 2004 in which certain fees are to be paid if financing is secured.

         10.26 Agreement between Mr. Francis McDermott and Ingen Technologies, Inc. dated July 11, 2005 for the purchase and sale of all rights to United States Patents No. 6,137,417 and 6,326,896 B1.

         23.1     Consent of Spector & Wong, LLP

         24.1 Power of Attorney (included as part of the signature page attached hereto).

         31.1 Certification of Scott R. Sand, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Thomas J. Neavitt, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Scott R. Sand, Principal Executive Officer.

         99.1     United States Patent Number 6,137,417, issued October 24,
                  2000.

         99.2     United States Patent Number 6,326,896, issued December 4,
                  2001.

         99.3 Ingen Technologies, Inc. Management Code of Ethics and Business Conduct.

         99.4 Ingen Technologies Non-Disclosure and Confidentiality Agreement - template.


ITEM 14. INDEPENDENT AUDITOR'S FEES AND SERVICES

The following table summarizes the aggregate fees billed to the company by Spector & Wong, LLP, our independent auditor, for the audit of our annual financial statements for the fiscal years ended May 31, 2004 and May 31, 2005 and fees billed for other services rendered by Spector and Wong, LLP during those periods.

Type of Fee                          2004                          2005
-----------                          ----                          ----
Audit Fees (1)                       $25,000                       $20,000
Tax Fees (2)                         $1500                         $1500
Total                                $26,500                       $21,500

(1) Fees for audit services billed in 2004 and 2005 consisted of the aggregate fees paid by us for the fiscal years indicated for professional services rendered by Spector & Wong, LLP for the audit of our annual financial statements and review of financial statements included in our reports on Form 10-KSB.

(2) Fees for tax services billed in 2004 and 2005 consisted of the fiscal year indicated for professional services rendered by Spector & Wong, LLP for tax compliance. Tax compliance services are rendered based on facts already in existence or transactions that have already occurred to document, compute and obtain governmental approval for amounts to be included in tax filings and consisted of: federal and state income tax return assistance.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

We do not have an audit committee.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            INGEN TECHNOLOGIES, INC.

                                      By:   /s/ Scott R. Sand
                                            -----------------
                                            Scott R. Sand
                                            Chief Executive Officer and Chairman
                                            (Principal Executive Officer)

                                      Date: November 4, 2005

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Scott R. Sand his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.


              Signature                           Title                            Date
              ---------                           -----                            ----

                                       Chief Executive Officer and
                                       Chairman (Principal Executive          November 4, 2005
/s/ Scott R. Sand                      Officer)
----------------------------------
Scott R. Sand

                                       Secretary and Chief Financial          November 4, 2005
                                       Officer (Principal Financial
/s/ Thomas J. Neavitt                  and Accounting Officer)
----------------------------------
Thomas J. Neavitt

/s/ KHOO Yong Sin                      Director                               November 4, 2005
----------------------------------
KHOO Yong Sin


/s/ Christopher A. Wirth               Director                               November 4, 2005
----------------------------------
Christopher A. Wirth


/s/ Curt A. Miedema                    Director                               November 4, 2005
----------------------------------
Curt A. Miedema

                            INGEN TECHNOLOGIES, INC.

                                  AUDIT REPORT

                              FOR THE YEARS ENDED
                             MAY 31, 2005 AND 2004

HAROLD Y. SPECTOR, CPA          SPECTOR & WONG, LLP         80 SOUTH LAKE AVENUE
CAROL S. WONG, CPA          Certified Public Accountants    SUITE  723
                                  (888) 584-5577            PASADENA, CA 91101
                               FAX (626) 584-6447


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors and stockholders of Ingen Technologies Inc.


We have audited the accompanying consolidated balance sheets of Ingen Technologies Inc. and subsidiary, as of May 31, 2005 and 2004, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of Ingen Technologies Inc. and subsidiary as of May 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's operating losses and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note
3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Harold Spector, CPA

Spector and Wong, LLP
Pasadena, California
November 2, 2005

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

BALANCE SHEET
-------------------------------------------------------------------------------------------


AS OF MAY 31,                                                      2005            2004
                                                                 -----------    -----------

                                             ASSETS
Current Assets
   Cash                                                          $    17,727    $    34,553
                                                                 -----------    -----------
      Total current assets                                            17,727         34,553
                                                                 -----------    -----------

Property and equipment, net of accumulated depreciation
   of $80,411 and $62,414 for 2005 and 2004, respectively             24,927         35,424

Other assets
   Patents, net of accumulated amortization of  $36 and
       $9,964 for 2005 and 2004, respectively                             --         16,941
                                                                 -----------    -----------
      Total other assets                                                  --         16,941
                                                                 -----------    -----------

    TOTAL ASSETS                                                 $    42,654    $    86,918
                                                                 ===========    ===========

                             LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable                                               $        --    $    20,000
  Accrued expenses                                                   386,530        473,160
  Litigation reserve                                                 143,500        143,500
                                                                 -----------    -----------
    Total current liabilities                                        530,030        636,660
                                                                 -----------    -----------

Long-term Liabilities
  Notes Payable                                                       25,000         25,000
  Officers' loans                                                    102,802        276,181
                                                                 -----------    -----------
    Total long-term liabilities                                      127,802        301,181
                                                                 -----------    -----------

Stockholders' deficit
  Preferred stock, no par value, 37,000,000 authorized
     shares, issued and outstanding 36,900,000 and zero
     for 2005 and 2004, respectively                                 369,000             --
  Series A preferred stock, no par value, 3,000,000 authorized shares, issued and outstanding 3,000,000 and zero
     for 2005 and 2004, respectively                                  30,000             --
  Common stock, no par value, authorized 500,000,000 shares;
     issued and outstanding 127,287,593 and 12,864,593
     for 2005 and 2004,  respectively                              5,551,213      5,407,213
  Accumulated deficit                                             (6,565,391)    (6,258,136)
                                                                 -----------    -----------
    Total stockholders deficit                                      (615,178)      (850,923)
                                                                 -----------    -----------

    TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIT                 $    42,654    $    86,918
                                                                 ===========    ===========


See notes to financial statements





INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------


FOR THE YEARS ENDED MAY 31,                           2005              2004
                                                   ------------    ------------
Sales                                              $    794,314    $    901,542

Cost of sales                                           296,565         491,033
                                                   ------------    ------------

  GROSS PROFIT                                          497,749         410,509

Selling, general and administrative expenses            770,692       1,338,488
Amortization of intangible assets                            36           9,964
Impairment loss                                          16,905              --
                                                   ------------    ------------

  OPERATING LOSS                                       (289,884)       (937,943)
                                                   ------------    ------------

Other (expenses):
  Interest Expenses                                     (16,571)        (12,358)
                                                   ------------    ------------

   NET LOSS BEFORE TAXES                               (306,455)       (950,301)

Provision for income taxes                                  800             800
                                                   ------------    ------------

NET LOSS                                           $   (307,255)   $   (951,101)
                                                   ============    ============

Basic and diluted net loss per share               $      (0.00)   $      (0.06)
                                                   ============    ============

Weighted average number of common shares             88,212,343      15,011,003


See notes to financial statements




INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------------------------------------------------------------------


                          Preferred Stock         Series A Preferred Stock         Common Stock
                      ------------------------     -----------------------   -------------------------   Accumulated
                        Shares       Amount          Shares       Amount        Shares        Amount       Deficit         Total
                      ----------   -----------     ---------   -----------   -----------   -----------   -----------    -----------
Balance at May
  31, 2003                    --            --            --            --       776,000   $     7,760   $  (539,235)   $  (531,475)
                      ----------   -----------     ---------   -----------   -----------   -----------   -----------    -----------

Conversion to
  accrual from
  cash                        --            --            --            --            --            --    (4,767,800)    (4,767,800)

Issuance of
  common stock for
  Compensation
  expense                     --            --            --            --    12,088,593     5,399,453            --      5,399,453

Net loss                      --            --            --            --            --            --      (951,101)      (951,101)
                      ----------   -----------     ---------   -----------   -----------   -----------   -----------    -----------
Balance at May
  31, 2004                    --            --            --            --    12,864,593   $ 5,407,213   $(6,258,136)   $  (850,923)
                      ----------   -----------     ---------   -----------   -----------   -----------   -----------    -----------

Issuance of
  preferred stock
  Compensation
  expense             36,900,000   $   369,000     3,000,000   $    30,000            --            --            --        369,000

Issuance of
  common stock                --            --            --            --   114,423,000       144,000            --        144,000

Net loss                      --            --            --            --            --            --      (307,255)      (307,255)
                      ----------   -----------     ---------   -----------   -----------   -----------   -----------    -----------
BALANCE AT MAY
  31, 2005            36,900,000   $   369,000     3,000,000   $    30,000   127,287,593   $ 5,551,213   $(6,565,391)   $  (645,178)
                      ==========   ===========     =========   ===========   ===========   ===========   ===========    ===========

See notes to financial statements




INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


FOR THE YEARS ENDED MAY 31,                                2005          2004
                                                         ---------    ---------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Loss                                               $(307,255)   $(951,101)
  Adjustments to Reconcile Net Loss to
   Net Cash Used in Operations:
     Stock Issued for Services                             399,000      309,412
     Depreciation and Amortization                          10,533        2,408
     Patents, Net                                               --        2,094
     Loss on impairment of patents                          16,905           --
  Increase (Decrease) in:
     Accounts Payable                                      (20,000)      20,000
     Accrued Expenses                                      (86,630)     473,160
     Litigation reserve                                         --      143,500
                                                         ---------    ---------
  NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES          12,553         (527)
                                                         ---------    ---------

CASH FLOW FROM INVESTING ACTIVITIES
                                                         ---------    ---------
  NET CASH USED IN INVESTING ACTIVITIES                         --           --
                                                         ---------    ---------

CASH FLOW FROM FINANCING ACTIVITIES:
  Repayment for Officer's loan                            (173,379)     (33,649)
  Proceeds from Issuance of Common Stock                   144,000       50,000
                                                         ---------    ---------
  NET CASH FLOW PROVIDED (USED) BY FINANCING ACTIVITIES    (29,379)      16,351
                                                         ---------    ---------

    NET INCREASE (DECREASE) INCREASE IN CASH               (16,826)      15,824

Cash Balance at Beginning of Period                         34,553       18,729
                                                         ---------    ---------

CASH BALANCE AT END OF PERIOD                            $  17,727    $  34,553
                                                         =========    =========

Supplemental Disclosures of Cash Flow Information
     Interest Paid                                       $      --    $      --
     Taxes Paid                                          $     800    $   1,437

See notes to financial statements

                                      F-5

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - NATURE OF BUSINESS

Ingen Technologies, Inc., (formerly known as Creative Recycling Technologies Inc., the "Company" or "Ingen Technologies"), is a Public Company trading on the Pink Sheets under: IGTN. Ingen Technologies is a growth-oriented technology company that offers a diverse and progressive services and products.

Ingen Technologies, Inc., is a Georgia corporation ("IGTN") and owns 100% of the capital stock of Ingen Technologies, Inc. a Nevada corporation and it has been in business since 1999.

The Company's flagship product is its BAFI (TM), the world's first wireless digital low gas warning system for pressurized gas cylinders. On October 24, 2000, the BAFI (TM) received a U.S. Patent with Patent No. 6,137,417. BAFI (TM), now in its second generation, is an accurate and cost-effective, real-time pressurized gas warning system that will alert users when gas levels are approaching empty.

The BAFI (TM) line has multiple applications, inclusive but not limited to, the Medical Industry, Home Consumer, Residential Development Industry, Safety & Protection (fire and police), Aircraft Industry, and the Recreational Vehicle Industry. BAFI (TM) meets or exceeds regulatory compliance of this type of product and is completed and in production.

The Secure Balance (TM) product is a private-label product that includes a vestibular function testing system and balance therapy system available to physicians throughout the United States.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

REVENUE RECOGNITION The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. No provisions were established for estimated product returns and allowances based on the Company's historical experience. All orders are customized with substantial down payments. Products are released upon receipt of the remaining funds.

ACCOUNTS RECEIVABLE Management of the Company considers accounts receivable to be fully collectible, accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

NET LOSS Per Share Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock are anti-dilutive for all periods presented.

CASH EQUIVALENTS For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS The carrying amounts of the financial instruments have been estimated by management to approximate fair value.

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 39 years. Depreciation expense for year ended May 31, 2005 and 2004 was $80,411 and $62,414, respectively.

AMORTIZATION OF PATENT Patents are stated at cost and are amortized using the straight-line method over its estimated useful, which is 15 years. Amortization expense of the Patents for the year ended May 31, 2005 and2004 was $36 and $9,964, respectively.

INCOME TAXES Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

NON-EMPLOYEES EQUITY TRANSACTIONS The Company accounts for stock issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 and the Emerging Issues Task Force (EITF) Issue No. 00-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS No. 123 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Under the guidance in Issue 00-18, the measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

INCOME (LOSS) PER COMMON SHARE The Company accounts for income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires that presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from the conversion of preferred stock are anti-dilutive for the period presented.

NEW ACCOUNTING STANDARDS In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have an effect on its financial position or results of operations. However, if the Company enters into any such arrangement with a variable interest entity in the future, its financial position or results of operations may be adversely impacted.

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In April 2003, the FASB issued Statement of SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an "underlying" to conform it to the language used in FASB Interpretation No. 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and amends certain other existing pronouncements. The Company does not have any derivative financial instruments. The Company does not anticipate that the adoption of SFAS No. 149 will have an impact on its balance sheets or statements of operations and cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement requires that certain instruments that were previously classified as equity on the Company's statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no instruments impacted by the adoption of this statement and therefore the adoption did not have an effect on the Company's financial position, results of operations or cash flows.

In December 2003, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 amends SFAS No. 87, 88, and 106, "Employers' Accounting for Pensions," "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and "Employers' Accounting for Postretirement Benefits other than Pensions," to require additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The Company does not have any pensions and other postretirement benefits. The Company does not anticipate that the adoption of SFAS No. 132 will have material impact on its balance sheet or statements of operations and cash flows.

In December 2004, the FASB issued SFAS No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2004, the FASB issued a revision to SFAS No. 123R, "Accounting for Stock Based Compensations." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in SFAS No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The Company has not yet determined the impact to its financial statements from the adoption of this statement.

In November 2004, the FASB issued SFAS No. 151, "INVENTORY COSTS -- AN AMENDMENT OF ARB NO. 43, CHAPTER 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.


NOTE 3 - GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities and commitments in the normal course of business. In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses and may not have enough money to grow its business in the future. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

To successfully grow the individual segments of the business, the Company must decrease its cash burn rate, improve its cash position and the revenue base of each segment, and succeed in its ability to raise additional capital through a combination of primarily public or private equity offering or strategic alliances. The Company also depends on certain important employees, and the loss of any of those employees may harm the Company's business.

The company incurred a loss of $307,255 and $951,101 for the years ended May 31, 2005 and 2004, and as of that date, had an accumulated deficit of $6,565,391 and $6,258,136, respectively.

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4 - ACCRUED EXPENSES

Accrued expenses at May 31, 2005 and 2004 consist of:

                                                           2005           2004
                                                         --------       --------
       Accrued officer's compensation                    $356,000       $460,000
       Accrued interest expense                            28,930         12,360
       Accrued taxes                                        1,600            800
                                                         --------       --------
                Total                                    $386,530       $473,160
                                                         ========       ========

NOTE 5 - INCOME TAXES

Provision for income tax for the years ended May 31, 2005 and 2004 consisted of $800 minimum state franchise tax per year.

As of May 31, 2005 and 2004, the Company has net operating loss carryforwards, approximately, of $1,406,771 and $1,099,516, respectively, to reduce future federal and state taxable income. To the extent not utilized, the carryforwards will begin to expire through 2025. The Company's ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets. A valuation allowance is recorded for the full amount of deferred tax assets of approximately $602,098and $470,593, for the years ended May 31, 2005 and 2004, respectively, which relates to these loss carryforwards, since future profits are indeterminable.


NOTE 6 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                 May 31, 2005      MAY 31, 2004
                                                 ------------      ------------
Numerator:
  Net Loss                                       $   (307,255)     $   (951,101)
                                                 ------------      ------------
Denominator:
  Weighted Average Number of Shares                88,212,343        15,011,003
                                                 ------------      ------------

Net loss per share-Basic and Diluted             $      (0.00)     $      (0.06)

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 7 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. The Company has only one segment; therefore, the detail information is not presented.


NOTE 8 - RELATED PARTY TRANSACTIONS

The Company had notes payable to a related party in the amounts of $102,802 and $276,181 as of May 31, 2005 and 2004, respectively. The interest rate on the loan is 6% and due upon working capital availability, but no sooner than June 1, 2006. The related accrued interest is $28,930 and $12,360 as of May 31, 2005 and 2004, respectively.

As of May 31, 2005 and 2004, there is a note payable to a related party for the amount of $25,000 with zero interest.

As of May 31, 2005, an officer of the Company had 26,600,000 shares of unclassified preferred stock and 3,000,000 shares of Series A preferred stock as compensation.


NOTE 9 - LEASE OBLIGATION

The Company leases its corporate office under an unsecured lease agreement which expires in April 1, 2008. As of May 31, 2005, the remaining lease obligation is as follows:

                           Year Ending                  Lease
                             May 31,                 Obligation
                       ------------------------------------------
                              2006                  $      9,300
                              2007                         9,300
                              2008                         7,750
                                                    -------------
                                                    $     26,350
                                                    =============


NOTE 10 - INTANGIBLE ASSETS

The patents were impaired as of May 31, 2005, and the loss for the impairment was $16,905.


NOTE 11 - GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company's businesses or assets; and (ii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising our of their employment relationship.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of May 31, 2004.

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 12 - PENDING LITIGATION

The pending litigation is with the previous landlord for breaking a facility lease by the Company. The management estimated and accrued a loss for $143,500 in the year ended May 31, 2004. The litigation regarding the breaking the facility lease was settled for $143,000 in August 2005.


NOTE 13 - PREFERRED STOCK

The Company is authorized to issue 40,000,000 shares of no par value preferred stock. As of May 31, 2005 and 2004, the Company had zero and 39,900,000 shares of preferred stock issued and outstanding, respectively. No dividends shall accrue or be payable on the preferred stocks. On February 2005, the Company designated 3,000,000 of the shares of preferred stock as "Series A Preferred Stock". As of May 31, 2005, all 3,000,000 shares of Series A preferred stock were issued and outstanding. The Company has the right to redeem each share of Series A preferred stock for $1; however, there is no obligation for this redemption. Each share of Series A preferred stock is entitled to vote on all matters with holders of the common stock; however, each Series A preferred stock is entitled to 15 votes. Each share of Series A preferred stock is convertible, at the option of the holder and subject to a 65 day written notice to the Company, at any time after the date of the issuance into 10 shares of common stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series A preferred stock shall be entitle to be paid $1 per share before any payments or distribution of assets of the Company to the holders of the common stock or any other equity securities of the Company.


NOTE 14 - SUBSEQUENT EVENTS

October 31, 2005, the Company held a special shareholder meeting and approved to reduce the number of authorized common shares to 100 million, 40 to 1 reverse split of all issued common shares, and 3 to 1 reverse split of all preferred shares.

EXHIBIT 3.1

                              AMENDED AND RESTATED

                          ARTICLES OF INCORPORATION OF

                            INGEN TECHNOLOGIES, INC.

Pursuant to the provisions of the Georgia Business Corporation Code, the undersigned corporation hereby amends and restates its Articles of Incorporation to be effective as of February 25, 2005, and for that purpose, submits the following statement:

1. The name of the corporation is: INGEN TECHNOLOGIES, INC.

2. Set forth below is the complete text of the amended and restated articles of incorporation recommended by the corporation's board of directors and approved by the corporation's shareholders.

                                   ARTICLE ONE

     The name of the corporation is Ingen Technologies, Inc.

                                   ARTICLE TWO

     The corporation is organized for profit under the provisions of the Georgia Business Corporation Code, and may engage in all business permitted by applicable law.

                                  ARTICLE THREE

     3.1 The corporation has the authority to issue not more than:

          (a) Five Hundred Million (500,000,000) shares of common stock of no par value per share (the "Common Stock"); and

          (b) Forty Million (40,000,000) shares of preferred stock of no par value per share (the "Preferred Stock") which may be issued in one or more classes or one or more series by the Board of Directors as hereinafter provided.

     3.2 The shares of Common Stock shall be entitled to receive the net assets of the corporation upon dissolution and shall be entitled to one (1) vote per share on all matters and shall be entitled to receive distributions from time to time, from legally available funds, as determined by the board of directors.

     3.3 The shares of Preferred Stock of the corporation may be issued from time to time in one or more classes or one or more series. The Preferred Stock shall have such voting rights, no voting rights, or such special voting rights as the Board of Directors may fix and determine in issuing such stock, and shall have rights to receive cumulative, non-cumulative, or partially cumulative dividends as the Board of Directors shall fix and determine. Moreover, the shares of Preferred Stock shall have such other rights and preferences, including, but not limited to redemption, liquidation preference, conversion, and dilution rights as may be allowed under the Georgia Business Corporation Code and set forth by the Board of Directors in writing and filed with the Georgia Secretary of State at the time such class or series is designated.

     3.4 The corporation designates Three Million (3,000,000) shares of its Preferred Stock as the Series A Convertible Preferred Stock (the "Series A") with the following rights, preferences and limitations.

     (a) CLASS or SERIES. The number of shares of Preferred Stock constituting the Series A shall be Three Million (3,000,000).

     (b) DIVIDENDS. The Series A shall not be entitled to receive any dividends from the corporation.

     (c) REDEMPTION. The corporation shall have the right, but not the obligation to redeem each share of Series A for One Dollar ($1.00) per share.

     (d) LIQUIDATION RIGHTS. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the corporation, each share of Series A shall be entitled to receive from the assets of the corporation One Dollar ($1.00) per share, which shall be paid or set apart before the payment or distribution of any assets of the corporation to the holders of the Common Stock or any other equity securities of the corporation.

     (e) VOTING RIGHTS. Each share of Series A shall be entitled to vote on all matters with the holders of the Common Stock. However, each share of Series A shall be entitled to 15 votes. Further, the holders of the Series A voting as a class shall be entitled to elect one person to serve on the corporation's Board of Directors.

     (f) CONVERSION RIGHTS. Each share of Series A shall be convertible, at the option of the holder thereof and subject to notice requirements of paragraph
(f)(i) below, at any time after the date of issuance of such share into 10 shares of fully paid and non-assessable shares of Common Stock.

          (i) Each Series A stockholder who desires to convert into the corporation's Common Stock must provide a 65 day written notice to the corporation of their intent to convert one or more shares of Series A into Common Stock. The corporation may, in its sole discretion, waive the written notice requirement and allow the immediate exercise of the right to convert. Before any holder shall be entitled to convert, he shall surrender the certificate or certificates representing Series A to be converted, duly endorsed or accompanied by proper instruments of transfer, at the office of the corporation or of any transfer agent, and shall given written notice to the corporation at such office that he elects to convert the same. The corporation shall, as soon as practicable thereafter, issue a certificate or certificates for the number of shares of Common Stock to which the holder shall be entitled. The corporation shall reserve and keep available out of its authorized, but unissued Common Stock, such number of shares of Common Stock as shall from time to time be sufficient to effect conversion of the Series A.

     (g) DILUTION PROTECTION. The shares of Series shall not be effected by or subject to adjustment following any change to the amount of authorized shares of Common Stock or the amount of Common Stock issued and outstanding caused by any split or consolidation of the corporation's Common Stock.

                                  ARTICLE FOUR

     The address of the initial registered office and the name of the initial registered agent of the corporation at its registered office in Georgia is omitted under Georgia Business Corporation Code Section 14-2-1002.

                                  ARTICLE FIVE

     The name and address of the incorporator is omitted under Georgia Business Corporation Code Section 14-2-1002.

                                   ARTICLE SIX

     The mailing address of the initial principal office of the corporation is omitted under Georgia Business Corporation Code Section 14-2-1002.

                                  ARTICLE SEVEN

     7.1 A director of the corporation shall not be personally liable to the corporation or its shareholders for monetary damages for breach of duty of care or other duty as a director, except for liability (i) for any appropriation, in violation of his duties, of any business opportunity of the corporation, (ii) for acts or omissions which involve intentional misconduct of a knowing violation of law, (iii) of the types set forth in Georgia Business Corporation Code Section 14-2-832, or (iv) for any transaction from which the director derived an improper personal benefit.

     7.2 Any repeal or modification of the provisions of this Article by the shareholders of the corporation shall be prospective only, and shall not adversely affect any limitation on the personal liability of a director of the corporation with respect to any act or omission occurring prior to the effective date of such repeal or modification.

     7.3 If the Georgia Business Corporation Code is hereafter amended to authorize the further elimination or limitation of the liability of directors, then the liability of a director of the corporation, in addition to the limitation on personal liability provided herein, shall be limited to the fullest extent permitted by the amended Georgia Business Corporation Code.

     7.4 In the event that any of the provisions of this Article (including within a single sentence) is held by a court of competent jurisdiction to be invalid, void or otherwise unenforceable, the remaining provisions are severable and shall remain enforceable to the fullest extent permitted by law.

3. The date of the adoption of the amended and restated articles of incorporation amendment was February 20, 2005 to be effective on February 25, 2005.

4. The amendment was approved by the shareholders and that approval was obtained in accordance with the provisions of Code Section 14-2-1003.


Date: February ___, 2005



                                    By: _________________
                                    Name: Scott R. Sand
                                    Title: Chief Executive Officer
                                    and Chairman of the Board of Directors

EXHIBIT 3.2


                            INGEN TECHNOLOGIES, INC.

                              DIRECTORS' RESOLUTION

                                     2005.6

     BE IT KNOWN THAT, on the 11th day of October, 2005 at a duly constituted special meeting of the Directors of Ingen Technologies, Inc., the following contingent resolution was voted and approved upon motion duly made and seconded:

     This resolution's legal effectiveness and authority is contingent upon the approval of the 40 to 1 reverse split of company common shares and the reduction in the number of authorized common shares to 100 million in the Special Shareholders' meeting scheduled for October 31, 2005. If the shareholders do not approve the reverse split and reduction of authorized common shares, then this resolution is of no force and effect, meaning that the company's Amended and Restated Articles of Incorporation will remain unchanged until such time as, and if, the Board and/or the shareholders take other action.

     The Board of Directors has the authority under Article Three, sections 3.1 and 3.3 of the company's Amended and Restated Articles of Incorporation to establish such classifications of preferred shares as it sees fit, and as provided in Georgia law.

     Article Three, section 3.1(b) authorizes a total of forty million preferred shares. Article Three, section 3.4 authorizes three million shares of Series A convertible preferred shares.

     Per this resolution, all the remaining authorized preferred shares, totaling thirty-seven million shares, shall be Series A preferred shares. Another words, all authorized preferred shares of the company are hereby designated as Series A Convertible Preferred Stock ("Series A shares"). Furthermore, the issuance of all company preferred stock to date shall be designated as the issuance of Series A Convertible Preferred Stock. The transfer agent shall collect old stock certificates and issue any new certificates necessitated hereby.

     Series A shares shall be convertible to company common shares on a one-Series A-share to one-common-share basis (and not on a one-Series A -share to ten-common-shares basis).

     Series A shares shall have one vote per share (and not 15 votes per share).

     A three to one reverse split of all outstanding Series A Convertible Preferred Stock is hereby ordered. This reverse split of issued preferred shares is authorized based in part on the representations of management that the amount of consideration received to date by the company for the issuance of all common shares and the issuance of all preferred shares is roughly equivalent. The resulting amount of issued shares of preferred stock being somewhat more than the resulting amount of issued shares of common shares is known to and an intended result of the Board in recognition of the fact, among other things, that the consideration for the preferred shares was the first investment received by the company from its founding shareholders.

     All other rights and privileges and conditions of the Series A Convertible Preferred Stock remain unchanged. A total of 40 million Series A Convertible Preferred Stock shares remain authorized by the Amended and Restated Articles of Incorporation.

     Additionally, the Board of Directors can establish, without notice, further rules (such as a "lock-up" provision and/or other restrictions as judged to be in the best interest of the company) concerning the timing and amount of Series A shares that can be converted to common shares.

     A copy of this contingent resolution and the company's Amended and Restated Articles of Incorporation shall be included in the mailing of the notification to shareholders for the Special Shareholders' Meeting set for October 31, 2005.

                           CERTIFICATION BY SECRETARY

     I am the Secretary of Ingen Technologies, Inc. I hereby certify that the foregoing is a true and correct copy of the "contingent" Resolution adopted by the Board of Directors of Ingen Technologies, Inc. on October 11, 2005 in accordance with the provisions of our Bylaws.

     IN WITNESS WHEREOF, I have this 11th day of October, 2005, subscribed my name as Secretary of Ingen Technologies, Inc. and have caused the corporate seal to be affixed hereto (if such a seal exists).


----------------------------------------
Secretary of Corporation

                                WAIVER OF NOTICE

     The undersigned Directors of Ingen Technologies, Inc. hereby waive notice of the special Directors' meeting held on October 11, 2005. We consent to all actions taken in the meeting. Faxed and electronic signatures are as valid as original signatures hereupon, and may be signed in counterparts.


-------------------------------             ------------------------------
Scott R. Sand                               Curt Miedema


-------------------------------             ------------------------------
Chris Wirth                                 KHOO YONG SIN


-------------------------------
Stephen O'Hara

ACCORD (EXISTING COMPANY PREFERRED SHAREHOLDERS):


-------------------------------             ------------------------------
Scott R. Sand                               Jeffrey Gleckman

EXHIBIT 3.3

                            INGEN TECHNOLOGIES, INC.
                                      *****
                                     BY-LAWS
                                      *****

                                    ARTICLE I
                                     OFFICES

     Section 1. The registered office shall be located in Atlanta, Georgia.

     Section 2. The corporation may also have offices at such other places both within and without the State of Georgia as the board of directors may from time to time determine or the business of the corporation may require.

                                   ARTICLE II
                         ANNUAL MEETINGS OF SHAREHOLDERS

     Section 1. All meetings of shareholders for the election of directors shall be held in Atlanta, State of Georgia or, at such other place within the United States as may be fixed from time to time by the board of directors.

     Section 2. Annual meetings of shareholders, commencing with the year 1999, shall be held on the 15th of May, if not a legal holiday, and if a legal holiday, then on the next secular day following, at 10:00 a.m., at which they shall elect, pursuant to law, a board of directors, and transact such other business as may properly be brought before the meeting.

     Section 3. Written or printed notice of the annual meeting, stating the date, time, and place of the meeting, shall be delivered not less than ten (10) days nor more than sixty (60) days before the date of the meeting, either personally or by mail, by or at the direction of the president, the secretary, or the officer or persons calling the meeting, to each shareholder of record entitled to vote at such meeting.

                                   ARTICLE III
                        SPECIAL MEETINGS OF SHAREHOLDERS

     Section 1. Special meetings of shareholders for any purpose other than the election of directors may be held at such time and place within or without the State of Georgia as shall be stated in the notice of the meeting or in a duly executed waiver of notice thereof.

     Section 2. Special meetings of the shareholders, for any purpose or purposes, unless otherwise prescribed by statute or by the charter, may be called by the president, the board of directors, such other officers or persons provided in the articles of incorporation, or upon written demand of at least twenty-five percent (25%) of all of the votes entitled to be cast on any issue proposed to be considered.

     Section 3. Written or printed notice of a special meeting stating the date, time, and place of the meeting and the purpose or purposes for which the meeting is called, shall be delivered not less than ten (10) days nor more than sixty
(60) days before the date of the meeting, either personally or by mail, by or at the direction of the president, the secretary, or the officer or persons calling the meeting, to each shareholder of record entitled to vote at such meeting.

     Section 4. The business transacted at any special meeting of shareholders shall be limited to the purposes stated in the notice.

                                   ARTICLE IV
                           QUORUM AND VOTING OF STOCK

     Section 1. A majority of the votes entitled to be cast on a matter by a voting group constitutes a quorum of the voting group for action on that matter, except as otherwise provided by statute or by the charter. If, however, such quorum shall not be present or represented at any meeting of the shareholders, the shareholders present in person or represented by proxy shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally notified.

     Section 2. If a quorum is present, action on a matter by a voting group is approved if the votes cast within the voting group favoring the action exceed the votes cast opposing the action, unless the vote of a greater number of affirmative votes is required by law or the articles of incorporation.

     Section 3. Each outstanding share, regardless of class, shall be entitled to one vote on each matter voted on at a meeting of shareholders unless the articles of incorporation or law provides otherwise. A shareholder may vote either in person or by proxy as provided for in a signed appointment form executed by the shareholder or by his duly authorized attorney-in-fact.

     Section 4. Any action required or permitted to be taken at a meeting of the shareholders may be taken without a meeting (1) if one or more written consents setting forth the action so taken shall be signed by all of the shareholders entitled to vote with respect to the subject matter thereof, or (2) if so provided in the articles of incorporation, by persons who would be entitled to vote at a meeting shares having voting power to cast not less than the minimum number (or numbers, in the case of voting groups) of votes that would be necessary to authorize or take the action at a meeting at which all the shareholders entitled to vote were present and voted.

                                    ARTICLE V
                                    DIRECTORS

     Section 1. The number of directors shall be not less than one (1) nor more than seven (7). The number of directors may be fixed or changed within the minimum or maximum by the shareholders or by the board of directors. Unless the articles of incorporation otherwise provide, directors need not be residents of the State of Georgia nor shareholders of the corporation. The directors, other than the first board of directors, shall be elected at the annual meeting of the shareholders, and each director elected shall serve until the next succeeding annual meeting and until his successor shall have been elected and qualified. The first board of directors shall hold office until the first meeting of shareholders.

     Section 2. Unless the articles of incorporation provide otherwise, any vacancy occurring on the board of directors, including a vacancy resulting from an increase in the number of directors, may be filled by the shareholders, the board of directors, or if the directors remaining in office constitute fewer than a quorum of the board, the vacancy may be filled by the affirmative vote of a majority of the directors remaining in office.

     Section 3. The business affairs of the corporation shall be managed by its board of directors, which may exercise all such powers of the corporation and do all such lawful acts and things as are not by statute, by the articles of incorporation or by these by-laws directed or required to be exercised or done by the shareholders.

     Section 4. The directors may keep the books of the corporation outside of the State of Georgia, except such as are required by law to be kept within the state, at such place or places as they may from time to time determine.

     Section 5. The board of directors, by the affirmative vote of a majority of the directors then in office, and irrespective of any personal interest of any of its members, shall have authority to establish reasonable compensation of all directors for services to the corporation as directors, officers or otherwise.

                                   ARTICLE VI
                       MEETINGS OF THE BOARD OF DIRECTORS

     Section 1. Meetings of the board of directors, regular or special, may be held either within or without the State of Georgia.

     Section 2. The first meeting of each newly elected board of directors shall be held at such time and place as shall be fixed by the vote of the shareholders at the annual meeting or it may convene at such place and time as shall be fixed by the consent in writing of all the directors. No notice of such meeting shall be necessary to the newly elected directors in order to legally constitute the meeting, provided a quorum shall be present.

     Section 3. Regular meetings of the board of directors may be held upon such notice, or without notice, and at such time and at such place as shall from time to time be determined by the board.

     Section 4. Special meetings of the board of directors may be called on two
(2) days' notice to each director, either personally, by mail, facsimile, overnight courier or by telegram.

     Section 5. Attendance or participation of a director at any meeting shall constitute a waiver of notice of such meeting, unless the director, at the beginning of the meeting (or promptly upon his arrival), objects to holding the meeting or transacting business at the meeting, and does not thereafter vote for or assent to action taken at the meeting. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the board of directors need be specified in the notice or waiver of the notice of such meeting.

     Section 6. A majority of the directors shall constitute a quorum for the transaction of business, unless a greater number is required by law or by the articles of incorporation. The act of a majority of the directors present at any meeting at which a quorum is present shall be the act of the board of directors, unless the act of a greater number is required by statute or by the articles of incorporation. If a quorum shall not be present at any meeting of directors, the directors present thereat may adjourn the meeting from time to time until a quorum shall be present.

     Section 7. Any action required or permitted to be taken at a meeting of the directors may be taken without a meeting if one or more written consents, setting forth the action so taken, shall be signed by all of the directors entitled to vote with respect to the subject matter thereof.

                                   ARTICLE VII
                                   COMMITTEES

     Section 1. The board of directors may create one (1) or more committees that may consist of one (1) or more members of the board. Committee members shall serve at the board of directors' pleasure. To the extent specified by the board of directors or articles of incorporation, each committee shall have and exercise all of the authority of the board of directors in the management of the corporation, except as otherwise provided by law.

                                  ARTICLE VIII
                                     NOTICES

     Section 1. Whenever notice is required to be given to any director or shareholder under the provisions of the statutes, the articles of incorporation or these by-laws, it shall be construed to mean written notice, which may be by mail, addressed to such director or shareholder, at the shareholder's address as it appears on the records of the corporation, with postage thereon prepaid, and such notice shall be deemed to be given at the time it is deposited in the United States mail. Notice to directors may also be given by telegram, facsimile or overnight courier.

     Section 2. Whenever notice is required to be given under the provisions of the statutes, the articles of incorporation or these by-laws, a waiver thereof, in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice.

                                   ARTICLE IX
                                    OFFICERS

     Section 1. The officers of the corporation shall be chosen by the board of directors, and shall be a president, a vice-president, a secretary and a treasurer. The board of directors may also choose additional vice-presidents, and one or more assistant secretaries and assistant treasurers.

     Section 2. The board of directors, at its first meeting after each annual meeting of shareholders, shall choose a president, one or more vice-presidents, a secretary and a treasurer, none of whom need be a member of the board.

     Section 3. The board of directors may appoint such other officers and agents as it shall deem necessary, who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the board of directors.

     Section 4. The salaries of all officers and agents of the corporation shall be fixed by the board of directors.

     Section 5. The officers of the corporation shall hold office until their successors are chosen and qualify. Any officer elected or appointed by the board of directors may be removed at any time by the affirmative vote of a majority of the board of directors. Any vacancy occurring in any office of the corporation shall be filled by the board of directors.

                                  THE PRESIDENT

     Section 6. The president shall be the chief executive officer of the corporation, shall preside at all meetings of the shareholders and the board of directors, shall have general and active management of the business of the corporation and shall see that all orders and resolutions of the board of directors are carried into effect.

     Section 7. The president shall execute bonds, mortgages and other contracts requiring a seal, under the seal of the corporation, except where required or permitted by law to be otherwise signed and executed, and except where the signing and execution thereof shall be expressly delegated by the board of directors to some other officer or agent of the corporation.

                               THE VICE-PRESIDENTS

     Section 8. The vice-president, or if there shall be more than one, the vice-presidents, in the order determined by the board of directors, shall, in the absence or disability of the president, perform the duties and exercise the powers of the president and shall perform such other duties and have such other powers as the board of directors may from time to time prescribe.

                     THE SECRETARY AND ASSISTANT SECRETARIES

     Section 9. The secretary shall attend all meetings of the board of directors and all meetings of the shareholders, and shall record all the proceedings of the meetings of the corporation and of the board of directors in a book to be kept for that purpose, and shall perform like duties for the standing committees when required. The secretary shall give, or cause to be given, notice of all meetings of the shareholders and special meetings of the board of directors, and shall perform such other duties as may be prescribed by the board of directors or president, under whose supervision he shall be. The secretary shall have custody of the corporate seal of the corporation, and he, or an assistant secretary, shall have authority to affix the same to any instrument requiring it, and when so affixed, it may be attested by the secretary's signature or by the signature of such assistant secretary. The board of directors may give general authority to any other officer to affix the seal of the corporation and to attest the affixing by such officer's signature.

     Section 10. The assistant secretary, or if there be more than one, the assistant secretaries in the order determined by the board of directors, shall, in the absence or disability of the secretary, perform the duties and exercise the powers of the secretary, and shall perform such other duties and have such other powers as the board of directors may from time to time prescribe.

                     THE TREASURER AND ASSISTANT TREASURERS

     Section 11. The treasurer shall have the custody of the corporate funds and securities, and shall keep full and accurate accounts of receipts and disbursements in books belonging to the corporation, and shall deposit all moneys and other valuable effects in the name and to the credit of the corporation in such depositories as may be designated by the board of directors.

     Section 12. The treasurer shall disburse the funds of the corporation as may be ordered by the board of directors, taking proper vouchers for such disbursements, and shall render to the president and the board of directors, at its regular meetings, or when the board of directors so requires, an account of all the treasurer's transactions as treasurer and of the financial condition of the corporation.

     Section 13. If required by the board of directors, the treasurer shall give the corporation a bond in such sum and with such surety or sureties as shall be satisfactory to the board of directors for the faithful performance of the duties of the treasurer's office and for the restoration to the corporation, in case of the treasurer's death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in the treasurer's possession or under the treasurer's control, belonging to the corporation.

     Section 14. The assistant treasurer or, if there shall be more than one, the assistant treasurers in the order determined by the board of directors, shall, in the absence or disability of the treasurer, perform the duties and exercise the powers of the treasurer, and shall perform such other duties and have such other powers as the board of directors may from time to time prescribe.

                                    ARTICLE X
                             CERTIFICATES FOR SHARES

     Section 1. The shares of the corporation shall be represented by certificates or shall be uncertificated. Each share certificate shall be signed by the president or a vice-president and the secretary or treasurer or an assistant secretary or treasurer of the corporation, or by the board of directors, and may be sealed with the seal of the corporation or a facsimile thereof.

     When the corporation is authorized to issue different classes of shares or different series within a class, there shall be set forth upon the face or back of the certificate, or the certificate shall have a statement that the corporation will furnish to any shareholder upon request and without charge, a full statement of the designations, preferences, limitations, and relative rights applicable to each class, and the variations in the relative rights, preferences, and limitations determined for each series and the authority of the board of directors to fix and determine the relative rights and preferences of subsequent series.

     Section 2. The signatures of the persons signing a share certificate may be facsimiles. In case any person who has signed, or whose facsimile signature has been placed upon such certificate, shall have ceased to hold such office before such certificate is issued, the certificate is nevertheless valid.

                                LOST CERTIFICATES

     Section 3. The board of directors may direct a new certificate to be issued in place of any certificate theretofore issued by the corporation, which is alleged to have been lost or destroyed. When authorizing such issue of a new certificate, the board of directors, in its discretion and as a condition precedent to the issuance thereof, may prescribe such terms and conditions as it deems expedient, and may require such indemnities as it deems adequate, to protect the corporation from any claim that may be made against it with respect to any such certificate alleged to have been lost or destroyed.

                               TRANSFERS OF SHARES

     Section 4. Upon surrender, to the corporation or the transfer agent of the corporation, of a certificate representing shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, a new certificate shall be issued to the person entitled thereto, and the old certificate shall be cancelled and the transaction recorded upon the books of the corporation.

                               FIXING RECORD DATE

     Section 5. For the purpose of determining shareholders entitled to notice of, or to vote at, any meeting of shareholders, or any adjournment thereof, or entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other proper purpose, the board of directors may fix a record date, in advance, that may not be more than seventy (70) days before the meeting or action requiring a determination of shareholders.

                             REGISTERED SHAREHOLDERS

     Section 6. The corporation shall be entitled to recognize a person, registered on its books as the owner of shares, as having the exclusive right to receive dividends and to vote with respect to shares shown to be owned, and as being exclusively liable for calls and assessments upon shares shown to be owned, and the corporation shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of Georgia.

                              LIST OF SHAREHOLDERS

     Section 7. A list of shareholders as of the record date, prepared in alphabetical order, arranged by voting group, showing the address of and the number of shares held by each shareholder, and certified by the corporate officer responsible for its preparation or the transfer agent, shall be open for inspection at any meeting of shareholders.

                                   ARTICLE XI
                               GENERAL PROVISIONS

                                    DIVIDENDS

     Section 1. Subject to the law and any applicable provisions of the articles of incorporation, dividends may be declared by the board of directors at any regular or special meeting, and may be paid in cash, in property or in shares of the corporation.

     Section 2. Before payment of any dividend, there may be set aside out of any funds of the corporation available for dividends, such sum or sums as the directors from time to time, in their absolute discretion, think proper, as a reserve fund to meet contingencies, for equalizing dividends, for repairing or maintaining any property of the corporation, or for such other purpose as the directors shall think conducive to the interest of the corporation, and the directors may modify or abolish any such reserve in the manner in which it was created.

                                     CHECKS

     Section 3. All checks or demands for money, and notes of the corporation, shall be signed by such officer or officers, or such other person or persons as the board of directors may from time to time designate.

                                   FISCAL YEAR

     Section 4. The fiscal year of the corporation shall be fixed by resolution of the board of directors.

                                      SEAL

     Section 5. The corporate seal shall have inscribed thereon the name of the corporation, the year of its organization and the words "Corporate Seal, Georgia". The seal may be used by causing it or a facsimile thereof to be impressed or affixed or in any manner reproduced.

                                   ARTICLE XII
                                   AMENDMENTS

     Section 1. These by-laws may be amended or repealed, or new by-laws may be adopted, by the affirmative vote of a majority of the board of directors at any regular or special meeting of the board unless the articles of incorporation or law reserve this power to the shareholders.

EXHIBIT 3.4


Shareholder meeting minutes (paste on Ingen letterhead if desired):
-------------------------------------------------------------------



                               AMENDMENT TO BYLAWS

DATE:  MARCH 15, 2005

On March 15, 2005, in the Annual Shareholders' Meeting, shareholders were asked (by motion and vote) to authorize changing the date of the Annual Shareholders' Meeting in the Company's Bylaws from May 15th of each year to March 15th. This motion was unanimously approved by Shareholders.

Therefore, Article II of the Bylaws of Ingen Technologies, Inc. is amended to read as follows:

Section 2. Annual meetings of shareholders, commencing with the year 2005, shall be held on the 15th of March, if not a legal holiday, and if a legal holiday, then on the next secular day following, at 10:00 a.m., at which they shall elect, pursuant to law, a board of directors, and transact such other business as may properly be brought before the meeting.


                                           -----------------------------
                                           Scott R. Sand, CEO & Chairman

Attest and affirm:


     -------------------------------------
     Secretary of Ingen Technologies, Inc.

EXHIBIT 4.1

                            INGEN TECHNOLOGIES, INC.

              INCORPORATED UNDER THE LAWS OF THE STATE OF GEORGIA
               AUTHORIZED: 50,000,000 COMMON SHARES, NO PAR VALUE
                   10,000,000 PREFERRED SHARES, NO PAR VALUE

                                                        SEE REVERSE FOR
                                                      CERTAIN DEFINITIONS.
                                                       -----------------
                                                       CUSIP 45684G 10 2
                                                       -----------------
------                                                                          ------
NUMBER          This Certifies That                                             SHARES
 3088
------                                                                          ------
                Is the owner of


       FULLY PAID AND NON-ASSESSABLE SHARES OF COMMON STOCK, NO PAR VALUE

                            INGEN TECHNOLOGIES, INC.

        transferable only on the books of the Corporation by the hoder hereof in person or by duly authorized attorney upon surrender of this Certificate properly endorsed. This certificate is not valid until countersigned and registered by the Transfer Agent and Registrar.

           IN WITNESS WHEREOF, the Corporation has caused this Certificate to be signed by the facsimile signatures of its duly authorized officers and to be sealed with the facsimile seal of the Corporation.


Dated:


CEO & CHAIRMAN

                              [SEAL HERE]


SECRETARY                            COUNTERSIGNED:

                                     Executive Registrar & Transfer, Inc., (303) 783-9055
                                     3615 South Huron Street, Suite 104, Englewood, CO 80110

                                     By:  _______________________________
                                          Transfer Agent & Registrar - Authorized Signature


EXHIBIT 10.1


CALIFORNIA                          COMMERCIAL LEASE AGREEMENT
ASSOCIATION                       (C.A.R. FORM CL,REVISED 10101)
OF REALTORS(R)

Date (For reference only): March 11, 2005

ABOLFAZL GHIAS ("Landlord") and SCOTT SAND. INGEN TECHNOLOGIES, INC. ("Tenant") agree as follows:

1. PROPERTY: Landlord rents to Tenant and Tenant- rents from Landlord, the real property and improvements described as: 35293 AVENUE, A SUITE #C, YUCAIPA, CA. 92399 ("Premises"), which comprise approximately ______% of the total square footage of rentable space in the entire property. See exhibit ____ for a further description of the Premises.

2. TERM: The term shall be for 3 years and months, beginning on (date) APRIL 1, 2005 Commencement Date").

(CHECK A OR B):

[X] A. LEASE: and shall terminate on (date) APRIL 1, 2005 at 5:00 [ ] AM [X] PM Any holding over after the term of this agreement expires, which Landlord's consent, shall create a month-to-month tenancy that either party may terminate as specified in paragraph 2B. Rent shall be at a rate equal to the rent for the immediately preceding month, payable in advance. All other terms and conditions of this agreement shall remain in full force and effect.

[ ] B. MONTH-TO-MONTH: and continues as a month-to-month tenancy. Either party may terminate the tenancy by giving written notice to the other at least 30 days prior to the intended termination date, subject to any applicable local laws. Such notice may be given on any date.

[ ] C. RENEWAL OR EXTENSION TERMS: See attached addendum_______________________________________________________________

3.       BASE RENT:

         A.       Tenant agrees to pay Base Rent at the rate of (CHECK ONE
                  ONLY:)

         [X](1)   $ 775.00 per month, for the term of the agreement.

         [ ](2) $______per month, for the first 12 months of the agreement. Commencing with the 13th month, and upon expiration of each 12 months thereafter, rent shall be adjusted according to any increase in the U.S. Consumer Price Index of the Bureau of Labor Statistics of the Department of Labor for All Urban Consumers ("CPI") for________________________________________________ (the city nearest the location of the Premises), based on the following formula: Base Rent will be multiplied by the. most current CPI preceding the first calendar month during which the adjustment is to take effect, and divided by the most recent CPI preceding the Commencement Date. In no event shall any adjusted Base Rent be less than the Base Rent for the month immediately preceding the adjustment. If the CPI is no longer published, then the adjustment to Base Rent shall be based on an alternate index that most closely reflects the CPI.

         [ ](3)   $_________ per month for the period commencing
                  _________________ and ending _________________ and
                  $____________ per month for the period commencing _____________________ and ending __________________________
                  and $____________ per month for the-period :commencing ___________________ and ending _____________________________


         [ ](4)   In accordance with the attached rent schedule.

         [ ](5)   Other:________________________________________________________

         B. Base Rent is payable in advance on the 1st (or [ ] ____) day of each calendar month, and is delinquent on the next day. C. If Commencement Date falls on any day other than the first day of the month, Base Rent for the first calendar month shall be prorated based on a 30-day period. If Tenant has paid one full month's Base. Rent in advance of Commencement Date, Base Rent for the second calendar month shall be prorated based on a 30-day period.

Premises: 35193 avanue a suite #C Yucaipa, CA. 92399   Date MARCH 11, 2005

4.       RENT:

         A. Definition: ("Rent') shall mean all monetary obligations of Tenant to Landlord under the terms of this agreement, except security deposit.

         B. Payment: Rent shall-be paid to (Name) Abolfazl Ghias, at (address) 1045 Utterback Store Road, Great Fall, VA. 22066, or at any other location specified by Landlord in writing to Tenant.

         C. Timing: Base Rent-shall be paid as specified in paragraph 3. All other Rent shall be paid within 30 days after Tenant is billed by Landlord.

5. EARLY POSSESSION: Tenant is entitled to possession of the Premises on MARCH 14, 2005 If Tenant is in possession prior to the Commencement Date, during this time (i) Tenant is not obligated to pay Base Rent, and (ii) Tenant [X] is [ ] is not obligated to pay Rent other than Base Rent. Whether or not Tenant is obligated to pay Rent prior to Commencement Date, Tenant is obligated to comply with all other terms of this agreement.

6.      SECURITY DEPOSIT:

         A. Tenant agrees to pay Landlord $ 775. 00 as a security deposit. Tenant agrees not to hold Broker responsible for its return. (IF CHECKED:) x If Base Rent increases during the term of this agreement, Tenant agrees to increase security deposit by the same proportion as the increase in Base Rent.

         B. All or any portion of the security deposit may be used, as reasonably necessary, to: (i) cure Tenant's default in payment of Rent, late charges, non-sufficient funds ("NSF") fees; or other sums due; (ii) repair damage, excluding ordinary. wear and tear, caused -by Tenant or, by a guest or licensee, of Tenant; (iii) broom clean the Premises, if necessary, upon termination of tenancy; and (iv) cover any other unfulfilled obligation of Tenant. SECURITY DEPOSIT SHALL NOT BE USED BY TENANT-IN LIEU OF PAYMENT OF LAST MONTH'S RENT. If all or any portion of the security deposit is used during tenancy, Tenant, agrees to reinstate the total security deposit within 5 days after written notice is delivered to Tenant. Within 30 days after Landlord receives possession of the Premises, Landlord shall: (i) furnish Tenant an itemized statement indicating the amount of any security deposit received and the basis for its disposition, and (ii) return any remaining portion of security deposit to Tenant. However, if the
                  Landlord's: only claim upon the security deposit is for unpaid Rent, then the remaining portion of the security deposit, after deduction of unpaid-Rent; shall be returned within 14 days after the Landlord receives possession.

         C. No interest will be paid on security deposit, unless required by local ordinance.

The copyright laws of the United States (Title 17 U.S. Code) forbid the unauthorized reproduction of this form, or any portion thereof, by photocopy machine or any other means, including facsimile or computerized formats. Copyright (C) 1998-2001, CALIFORNIA ASSOCIATION OF REALTORS(R), INC. ALL RIGHTS RESERVED.



 Landlord and Tenant acknowledge receipt of a copy of this page.

         Landlord's Initials (    )         Tenant's Initials (    )
Reviewed by
Broker or Designee_____________________________________________ Date____________

7. PAYMENTS:

                                                      PAYMENT           BALANCE           DUE
                                    TOTAL DUE         RECEIVED            DUE             DATE
----------------------------------------------------------------------------------------------
A. Rent: From 4/1/05 To 4/30/05     $70,775           $                 $
--------------------------------------------------------------------------------
               Date      Date
----------------------------------------------------------------------------------------------
B. Security Deposit                 $70,775
----------------------------------------------------------------------------------------------
C. Other:                           $                 $                 $
----------------------------------------------------------------------------------------------
                Category
----------------------------------------------------------------------------------------------
D. Other:                           $                 $                 $
----------------------------------------------------------------------------------------------
                Category
----------------------------------------------------------------------------------------------
E. TOTAL: ..........................$                 $                 $
----------------------------------------------------------------------------------------------


8. PARKING: Tenant is entitled to 4 unreserved and 1 reserved vehicle parking spaces. The right to parking [X] is [ ] is not included in the Base Rent charged pursuant to paragraph 3. If not included in the Base Rent, the parking rental fee shall be an additional $_______ per month. Parking space(s) are to be used for parking operable motor vehicles, except for trailers, boats, campers, buses or trucks (other than pick-up trucks). Tenant shall park in assigned space(s) only. Parking space(s) are to be kept clean. Vehicles leaking oil, gas or other motor vehicle fluids shall not be parked in- parking spaces or on the Premises. Mechanical work or storage of inoperable vehicles is not allowed in parking space(s) or elsewhere on the Premises: No overnight parking is permitted.

9. ADDITIONAL STORAGE: Storage is permitted as follows: The right to additional storage space [ ] is [ ] is not included in the Base Rent charged pursuant to paragraph 3. If not included in Base Rent, storage space shall be an additional $per month. Tenant shall store only personal property that Tenant owns, and shall not store property that is claimed by another; or in which another has any right, title, or interest. Tenant shall not store any improperly packaged food or perishable goods, flammable materials, explosives, or other dangerous or hazardous material. Tenant shall pay for, and be responsible for, the clean-up of any contamination caused by Tenant's use of the storage area.

10. LATE CHARGE; INTEREST; NSF CHECKS: Tenant acknowledges that either late payment of Rent or issuance of a NSF check may cause Landlord to incur costs and expenses, the exact amount of which are extremely difficult and impractical to determine. These costs may- include, but are not limited to, processing, enforcement and accounting expenses, and late charges imposed on Landlord. If any installment of Rent due from Tenant is not received by Landlord within 5 CALENDAR DAYS after date due, or if a o check is returned NSF, Tenant shall pay to Landlord, respectively, $ 75.00 as late charge, plus 10% interest per annum on the delinquent amount and $25.00 as a NSF fee; any of which shall be deemed additional Rent. Landlord and Tenant agree that these charges represent a fair and reasonable estimate of the costs Landlord may incur by reason of Tenant's late or NSF payment. Any late charge, delinquent interest, or NSF fee due shall be paid with the current installment of Rent. Landlord's acceptance of any late charge or NSF fee shall not constitute a waiver as to any default of Tenant. Landlord's right to collect a Late Charge or NSF fee shall not be deemed an extension of the date Rent is due under paragraph 4, or prevent Landlord from exercising any other rights and remedies under this agreement; and as provided by law.

11. CONDITION OF PREMISES Tenant has examined the Premises and acknowledges that Premise is clean and in operative condition with the following exceptions: Items listed as exceptions shall be dealt with in the following manner.

12. ZONING AND LAND USE: Tenant accepts the Premises subject to all local, state and federal- laws, regulations and ordinances ("Laws"). Landlord makes no representations or warranty that Premises are now or in the future will be suitable for Tenant's use. Tenant has made: its own investigation regarding all applicable Laws.

13. TENANT OPERATING EXPENSES: Tenant agrees to pay for all utilities and services directly billed to Tenant. ELECTRICITY AND TELEPHONE

14.      PROPERTY OPERATING EXPENSES:

         A. Tenant agrees to pay its PROPORTIONATE share of Landlord's estimated monthly property operating expenses, including but not limited to, common area maintenance, consolidated utility and service bills, insurance, and real estate taxes, based on the ratio of the square footage of the Premises to the total square footage of the rentable space in the entire property.
                  ______________________________________________________________

OR B [ ] (If CHECKED) Paragraph 14 does not apply.

15. USE: The Premises are for the sole use as____________________________________________________________________
         No other use is permitted without Landlord's prior written consent. If any use by Tenant causes an increase in the premium on Landlord's existing property insurance, Tenant shall pay for the increased cost. Tenant will comply with all Laws affecting its use of the Premises.

16. RULES/REGULATIONS: Tenant agrees to comply with all rules and regulations of Landlord (and, if applicable, Owner's Association) that are at any time posted on the Premises or delivered to Tenant. Tenant shall not, and shall ensure that guests and licensees of Tenant do not, disturb, annoy, endanger, or interfere with other tenants of the building or neighbors, or use the Premises for any unlawful purposes, including, but not limited to, using, manufacturing, selling, storing, or transporting illicit drugs or other contraband, or violate any law or ordinance, or committing a waste or nuisance ON OR ABOUT the Premises.

17.     MAINTENANCE:

         A. Tenant OR (If CHECKED, LANDLORD) shall PROFESSIONALLY maintain the Premises including heating, air conditioning, electrical, plumbing and water systems, if any, and keep glass, windows and doors in operable and safe condition. Unless Landlord is checked, if Tenant fails to maintain the Premises, Landlord may contract for or perform such maintenance, and charge Tenant for Landlord's cost.

         B. LANDLORD OR[ ] (If CHECKED, TENANT) shall maintain the roof, foundation, exterior walls, common areas and______________________

18. ALTERATIONS: Tenant shall not make any alterations in or about the Premises, including installation of trade fixtures and signs, without Landlord's prior written consent, which shall not be unreasonably withheld. Any alterations to the Premises shall be done according to Law and with required permits. Tenant shall give Landlord advance notice of the commencement date of any planned alteration, so that Landlord, at its option, may post a Notice of Non-Responsibility to prevent potential liens against Landlord's interest in the Premises. Landlord may also require Tenant to provide Landlord with lien releases-from any contractor performing work on the Premises.

19. GOVERNMENT' IMPOSED ALTERATIONS: Any alterations required by Law as a result of Tenant's use shall be Tenant's responsibility. Landlord shall be responsible for any other alterations required by Law:

20. ENTRY: Tenant shall make Premises. available to Landlord or Landlord's agent for the purpose of entering to make inspections, necessary or agreed repairs, alterations, or improvements, or to supply necessary or agreed services, or to show Premises to prospective or actual purchasers, tenants, mortgagees, lenders, appraisers, or contractors. Landlord and Tenant agree that 24 hours notice (oral or written) shall be reasonable and sufficient notice. In an emergency, Landlord or Landlord's representative may enter Premises at any time without prior notice.

21. SIGNS: Tenant authorizes Landlord to place a FOR SALE sign on the Premises at any time, and a FOR LEASE sign on the Premises within the 90 (or |_| ) day period preceding the termination of the agreement.

22. SUBLETTING/ASSIGNMENT: Tenant shall not sublet or encumber all-or any part of Premises, or assign or transfer this agreement or any interest in it, without the prior written consent of Landlord, which shall not be unreasonably withheld. Unless such consent is obtained, any subletting, assignment, transfer, or encumbrance of the Premises, agreement, or tenancy, by voluntary act of Tenant, operation of law, or otherwise, shall be null and void, and, at the option of Landlord, terminate this agreement. Any proposed sublessee, assignee, or transferee shall submit to Landlord an application and credit information for Landlord's approval, and, if approved, sign a separate written agreement with- Landlord and Tenant. Landlord's consent to any one sublease, assignment, or transfer; shall not be construed as consent to any subsequent sublease, assignment, or transfer, and does not release-Tenant of Tenants obligation under this agreement.

23. POSSESSION: If Landlord is unable to deliver possession of Premises on Commencement Date, such date shall be extended to the date on which possession is made available to Tenant. However, the expiration date shall remain the same as specified in paragraph 2. If Landlord is unable to deliver possession: within 60 (or[ ]) calendar: days- after agreed Commencement Date, Tenant may terminate this agreement by giving written notice to Landlord, and shall be refunded all. Rent and security deposit paid.

24. TENANTS OBLIGATIONS UPON VACATING PREMISES: -Upon termination of agreement, Tenant shall: (I) give Landlord all copies of all keys or opening. devices to Premises, including any common areas; (ii) vacate Premises and surrender it to Landlord empty of all persons and personal property; (iii) vacate all parking and storage spaces; (iv) deliver Premises to Landlord in the same condition as referenced in paragraph 11; (v) clean Premises; (vi) give written notice to Landlord of Tenant's forwarding address; and, (vii)

         All improvements installed by Tenant, with or without Landlord's consent, become the property of Landlord upon termination. Landlord may nevertheless require Tenant to remove any such improvement that did not exist at the time possession was made available to Tenant.

25. BREACH OF CONTRACT/EARLY TERMINATION: In EVENT Tenant, prior to expiration of this agreement, breaches any obligation in this agreement, abandons the premises, or gives notice of tenant's intent to terminate. this tenancy prior to its expiration, in addition to any obligations established by paragraph 24;Tenant -shalt also be responsible for lost rent, rental commissions, advertising expenses; and painting costs necessary to ready Premises for re-rental. Landlord may also recover from Tenant (i) the worth, at the time of award; of the unpaid Rent that had been earned at the time of termination; (ii) the worth; at the time of award, of the amount by which the unpaid Rent that would have been earned after-expiration until the time of award exceeds the amount of such rental loss the Tenant- proves could have been reasonably avoided; and (iii) the-worth; at the time-of award; of the amount by which the unpaid'. Rent for the balance of the term-after the time of award exceeds the amount of such rental loss that Tenant proves could be reasonably avoided: Landlord may elect to continue the tenancy in effect for so long as Landlord does not terminate Tenant's right to possession, by either written notice of termination of possession or by reletting the Premises to another who takes possession, and Landlord may enforce all Landlord's rights and remedies. under this agreement including the right to recover the Rent as it becomes due.

26. DAMAGE TO PREMISES: If, by no fault of Tenant, Premises are totally or partially damaged or destroyed by fire, earthquake; accident or other casualty, Landlord shall have the right to restore the Premises by repair or rebuilding. If Landlord elects to repair or rebuild, and is able to complete such restoration: within 90 days from the date of damage, subject to terms of this paragraph, this agreement shall remain in full force and effect. If Landlord is unable to restore the Premises within this time, or if Landlord elects not to-restore, then either Landlord or Tenant may terminate this agreement- by giving the other written notice. Rent shall be abated as of the date of damage. The abated amount shall be the current. monthly Base Rent prorated on a 30-day basis. If this agreement is not terminated, and the damage is not repaired; then Rent shall-be reduced based on the extent to which the damage interferes with Tenant's reasonable use of Premises. If damage occurs as a result of an act of Tenant or Tenant's guests, only Landlord shall have the right of termination, and no reduction in Rent shall be made.

27. HAZARDOUS MATERIALS: Tenant shall not use, store, generate, release or dispose of any hazardous material on the Premises or the property of which the. Premises are part. However, Tenant is permitted to make use of such materials that are required to be used in the normal course of Tenant's business provided that Tenant complies with all applicable Laws related to the hazardous materials. Tenant is responsible for the cost of removal and remediation, or any clean-up of any contamination caused by Tenant.

28. CONDEMNATION: If all or part of the-Premises- is condemned for public use, either party may terminate this agreement as of the -date possession is given-to the condemner. All condemnation proceeds, exclusive of those allocated by the condemner to Tenant's relocation costs and trade fixtures, belong to Landlord.

29. INSURANCE: Tenant's personal property, fixtures; equipment, inventory and vehicles are not insured by Landlord against loss or damage due to fire, theft, vandalism, rain, water; criminal or negligent acts of others; or any other cause. Tenant is to carry Tenant's own property -insurance to protect Tenant from any such loss. In addition, Tenant shall carry liability insurance in an amount of not less than $1,000,000 Tenant's liability insurance shall name Landlord and Landlord's agent as additional insured. Tenant, upon Landlord's request, shall provide Landlord with a certificate of insurance establishing Tenant's compliance. Landlord shall maintain liability insurance insuring Landlord, but not Tenant, in an amount of at least $1,000,000, plus property insurance in an amount sufficient to cover the replacement cost of the property. Tenant is advised to carry business interruption insurance in an amount at least sufficient to cover Tenant's complete rental obligation to Landlord. Landlord is advised to obtain a policy of rental loss- insurance. Both Landlord and Tenant release each other, and waive their respective rights to subrogation against each other, for loss or damage covered by insurance.

30. TENANCY STATEMENT (ESTOPPEL CERTIFICATE): Tenant shall execute and return a tenancy statement (estoppel certificate), delivered to Tenant by Landlord or Landlord's agent, within 3 days after its receipt. The tenancy statement shall acknowledge that this agreement is unmodified and in full force, or in full force as modified, and state the modifications_ Failure to comply with this requirement: (i) shall be deemed Tenant's acknowledgment that the tenancy statement is true and correct, and may be relied upon by a prospective lender or purchaser; and (ii) may be treated by Landlord as a material breach of this agreement. Tenant shall also prepare, execute, and deliver to Landlord any financial statement (which will be held in confidence) reasonably requested by a prospective lender or buyer.

31. LANDLORD'S TRANSFER: Tenant agrees that the transferee of Landlord's interest shall be substituted as Landlord under this agreement. Landlord will be released of any further obligation to Tenant regarding the security deposit, only if the security deposit is returned to Tenant upon such transfer, or if the security deposit is actually transferred to the transferee. For all other obligations under this agreement, Landlord is released of any further liability to Tenant, upon Landlord's transfer.

32. SUBORDINATION: This agreement shall be subordinate to all existing liens and, at Landlord's option, the lien of any first deed of trust or first mortgage subsequently placed upon the real property of which the Premises are a part, and to any advances made on the security of the Premises, and to all renewals, modifications, consolidations, replacements, and extensions. However, as to the lien of any deed of trust or mortgage entered into after execution of this agreement, Tenant's right to quiet possession of the Premises. shall not be disturbed if Tenant is not in default and so long as Tenant pays the Rent and observes and performs all of the provisions of this agreement, unless this agreement is. otherwise terminated: pursuant to its terms. If any mortgagee; trustee; or ground lessor elects to have this agreement placed in a security position prior to the lien of a mortgage, deed of trust, or ground. lease, and gives written notice to Tenant, this agreement shall be deemed prior to that mortgage; deed of trust, or ground lease, or the date of recording.

33. TENANT REPRESENTATIONS; CREDIT: Tenant warrants that all statements in Tenant's financial documents and rental-application art accurate. Tenant authorizes Landlord and Broker(s) to obtain Tenant's. credit report at time of application and periodically during tenancy in connection with approval, modification; or enforcement of this agreement Landlord may cancel this agreement: (i) before occupancy begins, upon disapproval of the credit report(s); or (ii)at any time, upon discovering that information in Tenant's. application is false. A negative credit report reflecting on Tenant's record may be submitted to a credit reporting agency, if Tenant fails to pay Rent or comply with any other obligation under this agreement.

34.     DISPUTE RESOLUTION:

         A. MEDIATION: Tenant and landlord agree to mediate any dispute or claim arising between them out of this agreement, or any resulting transaction, before resorting to arbitration or court action, subject to paragraph 34B(2) below. Paragraphs 34B(2) and. (3) apply whether or not the arbitration provision is initialed. Mediation fees; if any, shall be divided equally among the parties involved: If for any dispute or claim to which this paragraph applies, any party commences an action without first attempting to resolve the matter through mediation, or refuses to mediate after a request has been made, then that-pa shall not be entitled to recover attorney fees, even if they would otherwise be available to that party in any such action. THIS MEDIATION PROVISION APPLIES WHETHER OR NOT THE ARBITRATION PROVISION IS INITIALED.

         B. ARBITRATION OF DISPUTES (1) TENANT AND LANDLORD AGREE THAT ANY DISPUTE OR CLAIM IN LAW OR EQUITY ARISING BETWEEN THEM OUT OF THIS AGREEMENT OR ANY RESULTING TRANSACTION, WHICH IS NOT SETTLED THROUGH MEDIATION, SHALL BE DECIDED BY NEUTRAL, BINDING ARBITRATION, INCLUDING AND SUBJECT TO PARAGRAPHS 346(2) AND 3) ,BELOW. THE ARBITRATOR SHALL BE A RETIRED JUDGE OR JUSTICE, OR AN ATTORNEY WITH AT LEAST A YEARS OF REAL ESTATE TRANSACTIONAL LAW EXPERIENCE UNLESS THE PARTIES-MUTUALLY-AGREE TO A DIFFERENT ARBITRATOR, WHO SHALL RENDER AN AWARD IN ACCORDANCE WITH SUBSTANTIVE CALIFORNIA LAW. IN ALL OTHER RESPECTS, THE' ARBITRATION SHALL BE CONDUCTED IN ACCORDANCE WITH ART III, TITLE 9. OF THE CALIFORNIA-CODE OF CIVIL PROCEDURE. JUDGMENT UPON THE AWARD OF THE ARBITRATOR(S) MAY BE ENTERED IN ANY COURT HAVING JURISDICTION. THE PARTIES SHALL HAVE THE RIGHT TO DISCOVERY IN ACCORDANCE WITH CODE OF CIVIL PROCEDURE SS.1283.-05.

                  (2) EXCLUSIONS FROM MEDIATION AND ARBITRATION: The following matters are excluded from Mediation and Arbitration -hereunder. (i) a judicial or non-judicial foreclosure or other action or proceeding: to. enforce a deed of trust, mortgage; or installment land sale contract as defined in Civil Code ss.2985; (ii) an unlawful detainer action; (iii) the filing or enforcement of a mechanic's lien; (iv) any matter that is within the jurisdiction of a probate, small claims, o bankruptcy court; and (v) an action for bodily injury or wrongful death, or for latent or patent defects to which Code of Civil Procedure ss.337.1 or 337.15 applies. The filing of a court action to enable the recording of a notice of pending action, for order-of attachment, receivership, injunction, or other provisional remedies; shall not constitute a violation of the mediation and arbitration provisions. (3) BROKERS: Tenant an' Landlord agree to mediate and arbitrate disputes or claims involving either or both BROKERS, provided either or both Brokers shall have agreed o such mediation or arbitration; prior to or within a reasonable time after the dispute or claim is presented to Brokers. Any election by either or b h Brokers to participate in mediation or arbitration shall not result in Brokers being deemed parties to the agreement.

                           "NOTICE: BY INITIALING IN THE SPACE BELOW YOU ARE
                  AGREEING TO HAVE ANY DISPUTE ARISING OUT OF THE MATT RS INCLUDED IN THE 'ARBITRATION OF DISPUTES! PROVISION DECIDED-BY NEUTRAL ARBITRATION AS PROVIDED BY CALIFORNIA LAW AND YOU ARE GIVING UP ANY RIGHTS YOU MIGHT POSSESS TO HAVE THE DISPUTE LITIGATED IN A COURT OR JURY TRIAL. BY INITIALING IN THE SPACE BELOW YOU ARE GIVING UP YOUR JUDICIAL RIGHTS TO DISCOVERY AND APPEAL, UNLESS THOSE RIGHTS ARE SPECIFICALLY INCLUDED IN THE ARBITRATION OF DISPUTES PROVISION. IF YOU REFUSE TO SUBMIT TO ARBITRATION AFTER AGREEING TO THIS PROVISION, YOU MAY BE COMPELLED TO ARBITRATE UNDER THE AUTHORITY OF THE CALIFORNIA CODE OF CIVIL PROCEDURE. YOUR AGREEMENT TO IS ARBITRATION PROVISION IS VOLUNTARY."

                           "WE HAVE READ AND UNDERSTAND THE FOREGOING AND AGREE
                  TO SUBMIT DISPUTES ARISING OUT OF THE MATTERS INCLUDED IN THE 'ARBITRATION OF DISPUTES' PROVISION ARBITRATION."

35. JOINT AND INDIVIDUAL OBLIGATIONS: If there is more than one Tenant, each one shall be individually and completely responsible for the performance of all obligations of Tenant under this agreement, jointly with every other Tenant, and individually, whether or not in possession.

36. NOTICE: Notices may be served by mail, facsimile, or courier at the following address or location, or at any other location subsequently designated:

         Landlord: ABOLFAZL GHIAS            Tenant: INGEN TECHNOLOGIES, INC.
         1045 UTTERBACK STORE RD.            285 E COUNTY LINE RD.
         GREAT FALLS, VA. 22066              CALIMESA, CA 92320

         Notice is deemed effective upon the earliest of the following: (i) personal receipt by either party or their agent; (ii) written acknowledgement of notice; or (iii) 5' days after mailing notice to such location by first class mail, postage pre-paid.

37. WAIVER: The waiver of any breach shall not be construed as a continuing waiver of the same breach or a waiver of any subsequent breach.

38. INDEMNIFICATION: Tenant shall indemnify, defend and hold Landlord harmless from all claims, disputes, litigation, judgments and attorney fees ARISING OUT of Tenant's use-of the Premises.

39.      OTHER TERMS AND CONDITIONS/SUPPLEMENTS:

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


The following ATTACHED supplements/exhibits are incorporated in this agreement:

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

40. ATTORNEY FEES: In any action or proceeding arising out of this agreement, the prevailing party between Landlord and Tenant shall be entitled to reasonable attorney fees and costs from the non-prevailing Landlord or Tenant, except as provided in paragraph 34A.

41. ENTIRE CONTRACT: Time is of the essence. All prior agreements between Landlord and Tenant are incorporated in this agreement, which constitutes the entire contract. It is intended as a final expression of the parties' agreement, and may not be contradicted by evidence of any prior agreement or contemporaneous oral agreement. The parties further intend that this agreement constitutes the complete and exclusive statement of its terms, and that no extrinsic evidence whatsoever may be introduced in any judicial or other proceeding, if any, involving this agreement. Any provision of this agreement that is held to be invalid shall not affect the validity or enforceability of any other provision in this agreement. This agreement shall be binding upon, and inure to the benefit of, the heirs, assignees and successors to the parties.

42. BROKERAGE: Landlord and Tenant shall each pay to Broker(s) the fee agreed to, if any, in a separate written agreement Neither Tenant nor Landlord has utilized the services of, or for any other reason owes compensation to, a licensed real estate broker (individual or corporate), agent; finder, or other entity, other than as named in this agreement, in connection with any act relating to the Premises, including, but not limited to, inquiries, introductions, consultations, and negotiations leading to this agreement. Tenant and Landlord each agree to indemnify, defend and hold harmless: the other, and the Brokers specified herein, and their agents, from and against any costs, expenses, or liability for compensation claimed inconsistent with the warranty and representation in this paragraph 42.

43. AGENCY CONFIRMATION: The following agency relationships are hereby confirmed for this transaction: Listing Agent:_____________________________________________(Print Firm Name) is
         the agent of (check one): [ ] the Landlord exclusively; or [ ] both the Tenant and Landlord. Selling
         Agent:_____________________________________________ (Print Firm Name)
         (if not same as Listing Agent) is the agent of (check one): [ ] the Tenant exclusively; or [ ] the Landlord exclusively; or [ ] both the Tenant and Landlord. Real Estate Brokers are not parties to the agreement between Tenant and Landlord.

--------------------------------------------------------------------------------
  LANDLORD AND TENANT ACKNOWLEDGE AND AGREE THAT BROKERS: (I) DO NOT GUARANTEE THE CONDITION OF the Premises; (ii) cannot verify REPRESENTATIONS MADE by others; (iii) WILL NOT VERIFY ZONING AND LAND USE RESTRICTIONS; (IV) CANNOT PROVIDE legal or tax ADVICE; (V) WILL NOT PROVIDE OTHER ADVICE OR INFORMATION THAT EXCEEDS THE KNOWLEDGE, EDUCATION OR EXPERIENCE REQUIRED TO obtain a real estate license. Furthermore, if Brokers are not also acting as LANDLORD IN THIS AGREEMENT, BROKERS: (VI) DO NOT DECIDE WHAT RENTAL RATE A TENANT SHOULD PAY OR LANDLORD SHOULD ACCEPT; AND (VII) DO NOT DECIDE UPON THE LENGTH OR OTHER TERMS OF TENANCY. LANDLORD AND TENANT AGREE THAT THEY WILL SEEK LEGAL, TAX, INSURANCE, AND OTHER DESIRED ASSISTANCE FROM APPROPRIATE PROFESSIONALS.
--------------------------------------------------------------------------------


Tenant: INGEN TECHNOLOGIES, INC.                      DATE 3-21-05
--------------------------------------------------------------------------------

SCOTT R. SAND, CEO
--------------------------------------------------------------------------------
(Print name)

Address 285 E. COUNTY LINE RD.      CITY CALIMESA     STATE CA         ZIP 92320
--------------------------------------------------------------------------------

Tenant                                               Date
--------------------------------------------------------------------------------

(Print name)

Address 1045 UTTERBACK STORE RD.    CITY GREAT FALLS, STATE VA.        ZIP 22066
--------------------------------------------------------------------------------
Landlord ABOLFAZL GHIAS                              Date  3-21-05
--------------------------------------------------------------------------------
          (owner or agent with authority to enter into this agreement)


Address                             City            State         Zip
--------------------------------------------------------------------------------
Landlord                                             Date
--------------------------------------------------------------------------------
          (owner. or agent with authority to enter into this agreement)


Address                             City            State         Zip
--------------------------------------------------------------------------------
Agency relationships are confirmed as above. Real estate brokers who are not also Landlord in this agreement are not a party to the agreement between Landlord and Tenant.

Real Estate Broker (Leasing Firm)
--------------------------------------------------------------------------------
By (Agent)                                           Date
--------------------------------------------------------------------------------
Address                             City            State         Zip
--------------------------------------------------------------------------------
Telephone                           Fax                    E-mail
--------------------------------------------------------------------------------
Real Estate Broker (Listing Firm)
--------------------------------------------------------------------------------
By (Agent)                                           Date
--------------------------------------------------------------------------------
Address                             City            State         Zip
--------------------------------------------------------------------------------
Telephone                           Fax                    E-mail
--------------------------------------------------------------------------------


THIS FORM HAS BEEN APPROVED BY THE CALIFORNIA ASSOCIATION OF REALTORS(R) (C.A.R.). NO REPRESENTATION IS MADE AS TO THE LEGAL VALIDITY OR ADEQUACY OF ANY PROVISION IN ANY SPECIFIC TRANSACTION. A REAL ESTATE BROKER IS THE PERSON QUALIFIED TO ADVISE ON REAL ESTATE TRANSACTIONS. IF YOU DESIRE LEGAL OR TAX ADVICE, CONSULT AN APPROPRIATE PROFESSIONAL. This form is available for use by the entire real estate industry. It is not intended to identify the user as a REALTOR(R). REALTOR(R) is a registered collective membership mark which may be used only by members of the NATIONAL ASSOCIATION OF REALTORS(R) who subscribe to its Code of Ethics.

WIRE TRANSFER SERVICES
                         OUTGOING WIRE TRANSFER REQUEST

A customer or team member, with the customer present, completes this form when requesting to send a wire. Retain original copy in the bank and provide a copy to the customer ensuring you give the customer the Agreement for Outgoing Wire Transfer Requests (page 2 when form is accessed on-line & preprinted on the back of printed forms). Non-customer wires $3000 or more require a referral from an established customer and bank approval. Note: Wells Fargo Wire Transfer Services will route wires based on correspondent banking relationships.


------------------------------------------------------------------------------------------------------------------------

Today's Date      Send Date.(If next day submit wire after 3:30 CT. Store must hold if other than today's or next day date.)
3/22/05                    3/23/05
------------------------------------------------------------------------------------------------------------------------

Customer Name                       Phone Number
INGEN TECHNOLOGIES,                 INC. 800-259-9622
------------------------------------------------------------------------------------------------------------------------

Customer Address, City, State, Zip code
285 E. COUNTY LINE RD. CALIMESA CA 92320
------------------------------------------------------------------------------------------------------------------------
1. BENEFICIARY/RECIPIENT INFORMATION (THIS IS THE ULTIMATE RECIPIENT OF THE WIRE TRANSFER FUNDS.)

Beneficiary/Recipient Name          Beneficiary Account Number          Beneficiary Phone Number
Abolfazl Ghias                      10676-33125                         202-746-3300
------------------------------------------------------------------------------------------------------------------------

Beneficiary Address, City,State, Zip code
1045 UTTERBACK STORE RD. CITY GREAT FALLS, STATE VA. ZIP 22066
------------------------------------------------------------------------------------------------------------------------
Information for Beneficiary
DEPOSIT FOR COMMERCIAL LEASE
------------------------------------------------------------------------------------------------------------------------

2. BENEFICIARY BANK INFORMATION (THIS IS THE FINANCIAL INSTITUTION OR BROKER
DEALER (I.E., MERRILL LYNCH) WHERE THE BENEFICIARY MAINTAINS THEIR ACCOUNT.)

Beneficiary Bank RTN or SWIFT Bank Identifier Code (BIC)       International Sort/Routing/Clearing Code (if applicable)
                  1210003158
------------------------------------------------------------------------------------------------------------------------
Beneficiary Bank Name
BANK OF AMERICA, PUENTE HILLS
------------------------------------------------------------------------------------------------------------------------

Beneficiary Bank Address, City, State Zip, Country (optional information)
1605 S. AZUXA AVE. HACIENDA HEIGHTS, CA.
------------------------------------------------------------------------------------------------------------------------

Information for Beneficiary Bank (wires to Mexican banks require the (LABE account number in the Beneficiary instructions to ensure correct payment)
626-459-8300
------------------------------------------------------------------------------------------------------------------------

3. INTERMEDIARY BANK INFORMATION (THIS IS A FINANCIAL INSTITUTION THAT THE WIRE MUST PASS THROUGH BEFORE REACHING THE
FINAL BENEFICIARY BANK.) THIS SECTION IS OPTIONAL AND NOT REQUIRED FOR ALL WIRES. PLEASE NOTE THAT ROUTING MAY BE
ALTERED DEPENDING ON WELLS FARGO BANK'S CORRESPONDENT RELATIONSHIPS.

OPTIONAL: Intermediary Beneficiary Bank RTN or SWIFT Bank Identifier Code (BIC) International Sort/Routing/Clearing Code
(if applicable)
------------------------------------------------------------------------------------------------------------------------

INTERMEDIARY BANK NAME

------------------------------------------------------------------------------------------------------------------------
Intermediary Bank Address, State, Zip, Country (optional information)

------------------------------------------------------------------------------------------------------------------------
Information for Intermediary Bank
4. ACCOUNT, FOREIGN CURRENCY, & CUSTOMER INFORMATION

------------------------------------------------------------------------------------------------------------------------


EXHIBIT 10.2

                  AGREEMENT between: Ingen Technologies, Inc. and Agroworx, Inc.

INGEN
TECHNOLOGIES, INC.
285 E. County Line Road, Calimesa California 92320
(800) 259-9622   FAX: (800) 777-1186


                              CONTRACTING AGREEMENT

This Agreement supercedes all other Agreements with Chris Wirth and/or Agroworx, Inc., made effective as of this 15th day of September, 2005, by and between AgroWorx, Inc., a Nevada Corporation doing business in California, located at 1606 East Washington Street, Suite 346, Colton, CA 92324, further referred to as the ("Contractor"); and Ingen Technologies, Inc., A Public Georgia Corporation, further referred to as the ("Company"), whose principal address is 285 E. County Line Road, Calimesa, California 92320, and is made with reference to the following:

                                    RECITALS

A. The Company is a Medical Device Manufacturer, and in the business of providing medical and consumer products and services on a Global basis. Said products and services are inclusive of, but not limited to, vestibular function testing and balance testing, medical durable equipment and aeroponic farming facilities.

B. The Company desires to engage the services of the Contractor to provide consulting services for the Company. Specifically, the Company desires the Contractor to assist in the design of the Pure Produce(TM) program as described in Exhibit-A, attached hereto.

C. The Contractor has the expertise, knowledge and resources for providing said services.

D. The Company desires to utilize the Contractor's expertise, knowledge and other resources for providing consulting services, and as such, the Contractor desires to offer said consulting services to the Company.


NOW, THEREFORE, the Parties mutually agree as follows:

1. In consideration of the Contractor furnishing the expertise, knowledge and other resources in providing said services as set forth in the above Recitals, the Company agrees to the following:

          a) The Company will issue to the Contractor i) 300,000 shares of restricted stock at the time the Company receives initial funding for the Pure Produce(TM) program, and ii) 500,000 shares of restricted stock 12 months commencing the funding of the Pure Produce(TM) program. The definition of "Commencing" means that the first Pure Produce(TM) facility has been built and has started operations. The term "Restricted Stock" means that the Company will issue its' common restricted shares under SEC Rule-144.

          b) Upon the initial funding of the Pure Produce(TM) program, the Company will pay the Contractor a monthly consulting fee of $ 3,000 to assist in the design and operations of the Pure Produce(TM) facility(s).

          c) The Company will pay the Contractor 2% of the Net Profits, before tax, of the revenues generated from any/all of the Pure Produce(TM) facilities. This payment will be paid annually and/or at the end of each fiscal year.

                  AGREEMENT between: Ingen Technologies, Inc. and Agroworx, Inc.


          d) The Company may assign other projects to the Contractor. The Company will pay the Contractor a defined amount pursuant to each project. Each project will include a description of the work to be performed and the amount that the Contractor will receive. The Contractor has the right of first refusal with each of these additional projects.


2. The Company will provide said management, materials and operational costs, other than mentioned in Paragraph-1.

3. As a part of the services specified herein, the Contractor accepts the above considerations and understands his rights to provide said services within the United States. The Contractor agrees to provide his "best efforts" to deliver those services.

4. The Contractor is only responsible to provide his/her services for the Pure Produce(TM) facilities. The Company holds harmless the Contractor from any/all liabilities associated with the Pure Produce(TM) program/facilities.

5. Except for the amounts paid to the Contractor as stated in paragraph-1 and within the Recitals herein, the Contractor shall not be entitled to other payment and/or reimbursement for expenses incurred pursuant to this Agreement. All costs and expenses incurred by the Contractor in rendering said services shall be reimbursed or advanced by the Company only upon written authorization to the Contractor by the Company.

6. The Company agrees to provide full and proper assistance to the Contractor inclusive of administrative support, technical support, and professional support on a best efforts basis and within regulatory guidelines and laws set forth for providing said services and without penalty to the Contractor.

7. The Contractor agrees to provide the Company with proper tax documentation and identification upon the signing of this Agreement in accordance to State and Federal tax laws.

8. The relationship between both parties created by this Agreement is that of principal ("the Company") and Outside Contractor ("the Contractor") in that the time spent and the professional manner in which the services are performed shall solely be the responsibility of the Contractor. However, the Contractor agrees to use their best and most diligent efforts, within all laws, to provide the resources and expertise under the terms and conditions setforth herein.

9. During the term of this Agreement, the Contractor will not promote services, either directly and/or indirectly, to any entity and/or competitor that has a similar product as provided by the Company for the duration of this Agreement.

10. In consideration of the importance of confidentiality, non-disclosure and trade secrets, the Contractor acknowledges that during the course of this Agreement between the Company and the Contractor, the Contractor has had access to and will continue to have access to various confidential information and trade secrets consisting of compilations of information, records, specifications and trade lists, which are owned by the Company and which are regularly used in the operation of the Company's business. The Contractor specifically agrees to NOT distribute the product pricing of the Company, nor use the brand name on any of their pricing to their clients. Further, the Contractor will agree to keep confidential all material related to or made a part of this Agreement from any client, employee, associate and/or the like.

     In consideration of continued engagement through this Agreement during the period of the Agreement by the Company, the Contractor shall not disclose any of the aforesaid confidential information or trade secrets, directly or indirectly, nor use them in any way, either during the term of this Agreement or at any time thereafter, except as required in the Contractor's engagement with the Company, but does not include information already within the public domain at the time the information is acquired by the Contractor, or information that subsequently becomes public through no act or omission of the Contractor.

                  AGREEMENT between: Ingen Technologies, Inc. and Agroworx, Inc.


     In further consideration of continued engagement and during the period of the Agreement, all files, records, documents, drawings, specifications, equipment and similar items relating to the business of the Company, whether prepared by the Contractors or otherwise, coming into the Contractor's possession shall remain the exclusive property of the Company and shall not be removed from the Company's premises under any circumstances whatsoever without prior written consent of the Company.

11. This Agreement shall continue in effect for a period of two years (2-yrs), and may be continued thereafter only by the express mutual agreement of both parties. This agreement may be terminated only for cause or breech of any terms and conditions setforth herein.

12. This document contains the entire Agreement of the parties relating to this Agreement and correctly sets forth the rights, duties and obligations of all parties hereto. Any prior agreements, promises, negotiations and/or representations not expressly set forth in this Agreement is of no force and effect.

13. No waiver of any term or condition of this Agreement shall be deemed or construed to be a waiver of such term or condition in the future, or of any preceding or subsequent breach of the same or any other term or condition of this or any other agreement. All remedies, rights, undertakings, obligations and agreements contained in this Agreement shall be cumulative and none of them shall be in limitation of any other remedy, right, undertaking, obligation or agreement of either party hereto.

14. No amendment or modification of this Agreement or of any covenant, condition or limitation herein contained shall be valid unless in writing and duly executed by the party to be charged therewith. Unless otherwise specifically set forth under a particular provision, any amendment or modification shall require the overall consent of both parties.

15. Nothing contained in this Agreement shall be construed so as to require the commission of any act contrary to law, and whenever there is a conflict between any provision of this Agreement and any statute, law, ordinance, rule, order or regulation, the later shall prevail, but in such event any such provision of this Agreement shall be curtailed and limited only to the extent necessary to bring it within the legal requirements.

16. This Agreement, and all rights and obligations contained herein shall be binding on and inure to the benefit of the parties hereto and their respective heirs, executors, legal and personal representatives, successors and assigns. It is also specifically agreed and understood that this Agreement shall be binding upon any successor-in-interest to the Company by way of merger, consolidation or otherwise.

17. Any controversy arising out of or in connection with this Agreement, or any amendment thereof, shall be determined and settled by arbitration in accordance with the rules of the American Arbitration Association. The venue for such arbitration shall be exclusively San Bernardino County, the State of California, and any award rendered shall be final and binding on each and all of the parties thereto and their successor-in-interest, and judgment may be entered thereon in any court having jurisdiction thereon. In any such proceeding, the Arbitrator shall be and hereby is empowered to render an award directing specific performance. Each individual party shall take responsibility for obligations pertaining to costs associated with their own legal representation.

18. All notices among the parties hereto shall be in writing and shall be deemed duly served when personally delivered to another party or, in lieu of such personal service, when deposited in the United States mail, certified and return receipt requested, with first class postage prepaid thereon, addressed as set forth above, or in such other place as may be specified in any written notice given pursuant to this paragraph as the address for service of notice. All notices shall be delivered to the parties addresses as witnessed below.

                  AGREEMENT between: Ingen Technologies, Inc. and Agroworx, Inc.


                Company:         Scott Sand, CEO & Chairman
                                 Ingen Technologies, Inc.
                                 285 E. County Line Rd.
                                 Calimesa, CA 92320
                                 (800) 259-9622
                                 Tax ID No. 88-0429044

                Contractor:      Chris Wirth, CEO
                                 AgroWorx, Inc.
                                 1606 East Washington Street, Suite 346
                                 Colton, CA  92324
                                 909.422.0680
                                 909.835.5700


19. This Agreement shall be governed and construed in accordance with laws of the State of California.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first set forth above and agree to all of the terms and conditions of this Agreement setforth herein.



         The Contractor:

                           --------------------------------   ------------------
                           Chris Wirth, CEO, Agroworx, Inc.          Date




         The Company:
                           /s/ Scott Sand                     September 15, 2005
                           --------------------------------   ------------------
                           Scott Sand, CEO                           Date

EXHIBIT 10.3

                                 AGREEMENT Ingen Technologies, Inc. and Bob Sand


INGEN
TECHNOLOGIES, INC.
285 E. County Line Road, Calimesa California 92320
(800) 259-9622   FAX: (800) 777-1186


                              CONTRACTING AGREEMENT

This Agreement made effective as of this 1st day of January, 2005, by and between Bob Sand, an individual, further referred to as the ("Contractor"), whose principal address is 10442 Mountain Lion Lane, Grass Valley, California 95949; and INGEN TECHNOLOGIES, INC., A Nevada Corporation, further referred to as the ("Company"), whose principal address is 285 E. County Line Road, Calimesa, California 92320, and is made with reference to the following.

                                    RECITALS

A. The Company is a Medical Device Manufacturer, and in the business of providing medical products and services on a Global basis. Said products and services are inclusive of, but not limited to, vestibular function testing and balance testing.

B. The Company desires to exclusively engage the services of the Contractor to market physicians within the domestic United States to sell Secure Balance(TM) programs as described in Schedule-A. The Contractor also agrees to develop various markets for services for all of North America, as well as any future services that the Company deems authorized. The Company will use the Contractor as its' exclusive agent to provide those services described in Schedule-A.

C. The Company authorizes export rights to the Contractor for all sales of the Secure Balance (TM) program outside the United States. The Contractor accepts to sell the Secure Balance (TM) program outside the United States. The Secure Balance (TM) program includes the services and medical equipment as described in Exhibit-A.

C. The Contractor has the expertise, knowledge and resources for development and implementation of the services described in Schedule-A.

D. The Company will provide product, installation, training, market assistance, promotional materials and other developmental documentation used to promote said products and services in accordance to all laws of which govern the Company in this type of industry.

E. The Company desires to utilize the Contractor's expertise, knowledge and other resources for developing and promoting said services as described in the above Recitals for the purpose of establishing sales of vestibular testing products for the Contractor's client base, and as such, the Contractor desires to use the Company's client base for delivering the services as described in Schedule-A.

                                 AGREEMENT Ingen Technologies, Inc. and Bob Sand


NOW, THEREFORE, the Parties mutually agree as follows:


1. In consideration of the Contractor furnishing the expertise, knowledge and other resources in providing said services and market assistance as set forth in the above Recitals hereof, the Company agrees to issue 100,000 Shares as Restricted Rule-144 public stock, in addition the Company will pay commissions of two thousand dollars ($ 2,000) for each VNG systems sold, and one thousand dollars ($1,000) for each therapy system sold. Such acceptance will be in the form of a signed agreement between the customer and the Company. The said transaction will be verification of acceptance and submitted to the Contractor. The Company will pay the Contractor all of the commission within seven (7) days of receipt of payment from the customer or third party lender.

2. The Company authorizes the Contractor, and any of his sub-marketing groups, to market, promote and sell the products and services of the Company as described in Exhibit-B. Any other products and services offered by the Company are not a part of this Agreement and may not be sold and/or marketed by the Contractor without the written permission or authorization from the Company.

3. As a part of the services specified herein, the Contractor accepts the above considerations and understands his/her rights to sell said services within the United States. The Contractor agrees to provide his/her "best efforts" to deliver those services as described in Schedule-A.

4. The Contractor is only responsible to market and sell the Secure Balance(TM) program. The Company is responsible to provide installation, training and support to the customer.

5. Except for the amounts paid to the Contractor as stated in paragraph-1 and within the Recitals herein, the Contractor shall not be entitled to other payment and/or reimbursement for expenses incurred pursuant to this Agreement. All costs and expenses incurred by the Contractor in rendering said services shall be reimbursed or advanced by the Company only upon written authorization to the Contractor by the Company.

6. The Company agrees to provide full and proper assistance to the Contractor inclusive of administrative support, technical support, and professional support on a best efforts basis and within regulatory guidelines and laws set forth for providing said services and without penalty to the Contractor.

                                 AGREEMENT Ingen Technologies, Inc. and Bob Sand


7. The Contractor agrees to provide the Company with proper tax documentation and identification upon the signing of this Agreement in accordance to State and Federal tax laws.

8. The relationship between both parties created by this Agreement is that of principal ("the Company") and Outside Contractor ("the Contractor") in that the time spent and the professional manner in which the services are performed shall solely be the responsibility of the Contractor. However, the Contractor agrees to use their best and most diligent efforts, within all laws, to provide the resources and expertise under the terms and conditions setforth herein.

9. During the term of this Agreement the Contractor has the right to promote services, either directly and/or indirectly, to any entity that has a similar products as provided by the Company for the duration of this Agreement.

10. In consideration of the importance of confidentiality, non-disclosure and trade secrets, the Contractor acknowledges that during the course of this Agreement between the Company and the Contractor, the Contractor has had access to and will continue to have access to various confidential information and trade secrets consisting of compilations of information, records, specifications and trade lists, which are owned by the Company and which are regularly used in the operation of the Company's business. The Contractor specifically agrees to NOT distribute the product pricing of the Company, nor use the brand name on any of their pricing to their clients. Further, the Contractor will agree to keep confidential all material related to or made a part of this Agreement from any client, employee, associate and/or the like.

     In consideration of continued engagement through this Agreement during the period of the Agreement by the Company, the Contractor shall not disclose any of the aforesaid confidential information or trade secrets, directly or indirectly, nor use them in any way, either during the term of this Agreement or at any time thereafter, except as required in the Contractor's engagement with the Company, but does not include information already within the public domain at the time the information is acquired by the Contractor, or information that subsequently becomes public through no act or omission of the Contractor.

     In further consideration of continued engagement and during the period of the Agreement, all files, records, documents, drawings, specifications, equipment and similar items relating to the business of the Company, whether prepared by the Contractors or otherwise, coming into the Contractor's possession shall remain the exclusive property of the Company and shall not be removed from the Company's premises under any circumstances whatsoever without prior written consent of the Company.

11. This Agreement shall continue in effect for a period of two years (2-yrs), and may be continued thereafter only by the express mutual agreement of both parties. This agreement may be terminated only for cause or breech of any terms and conditions setforth herein.

                                 AGREEMENT Ingen Technologies, Inc. and Bob Sand


12. This document contains the entire Agreement of the parties relating to this Agreement and correctly sets forth the rights, duties and obligations of all parties hereto. Any prior agreements, promises, negotiations and/or representations not expressly set forth in this Agreement is of no force and effect.

13. No waiver of any term or condition of this Agreement shall be deemed or construed to be a waiver of such term or condition in the future, or of any preceding or subsequent breach of the same or any other term or condition of this or any other agreement. All remedies, rights, undertakings, obligations and agreements contained in this Agreement shall be cumulative and none of them shall be in limitation of any other remedy, right, undertaking, obligation or agreement of either party hereto.

14. No amendment or modification of this Agreement or of any covenant, condition or limitation herein contained shall be valid unless in writing and duly executed by the party to be charged therewith. Unless otherwise specifically set forth under a particular provision, any amendment or modification shall require the overall consent of both parties.

15. Nothing contained in this Agreement shall be construed so as to require the commission of any act contrary to law, and whenever there is a conflict between any provision of this Agreement and any statute, law, ordinance, rule, order or regulation, the later shall prevail, but in such event any such provision of this Agreement shall be curtailed and limited only to the extent necessary to bring it within the legal requirements.

16. This Agreement, and all rights and obligations contained herein shall be binding on and inure to the benefit of the parties hereto and their respective heirs, executors, legal and personal representatives, successors and assigns. It is also specifically agreed and understood that this Agreement shall be binding upon any successor-in-interest to the Company by way of merger, consolidation or otherwise.

17. Any controversy arising out of or in connection with this Agreement, or any amendment thereof, shall be determined and settled by arbitration in accordance with the rules of the American Arbitration Association. The venue for such arbitration shall be exclusively San Bernardino County, the State of California, and any award rendered shall be final and binding on each and all of the parties thereto and their successor-in-interest, and judgment may be entered thereon in any court having jurisdiction thereon. In any such proceeding, the Arbitrator shall be and hereby is empowered to render an award directing specific performance. Each individual party shall take responsibility for obligations pertaining to costs associated with their own legal representation.

18. All notices among the parties hereto shall be in writing and shall be deemed duly served when personally delivered to another party or, in lieu of such personal service, when deposited in the United States mail, certified and return receipt requested, with first class postage prepaid thereon, addressed as set forth above, or in such other place as may be specified in any written notice given pursuant to this paragraph as the address for service of notice. All notices shall be delivered to the parties addresses as witnessed below.

                                 AGREEMENT Ingen Technologies, Inc. and Bob Sand


                  Company:          Scott Sand, CEO & Chairman
                                    Ingen Technologies, Inc.
                                    285 E. County Line Rd.
                                    Calimesa, CA 92320
                                    (800) 259-9622
                                    Tax ID No. 88-0429044

                  Contractor:       Bob Sand
                                    10442 Mountain Lion Lane
                                    Grass Valley, California 95949
                                    (530) 273-1514


19. This Agreement shall be governed and construed in accordance with laws of the State of California.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first set forth above and agree to all of the terms and conditions of this Agreement setforth herein.



         The Contractor:

                           --------------------------------   ------------------
                           Bob Sand, Individual                      Date



         The Company:
                           /s/ Scott Sand                      January 1, 2005
                           --------------------------------   ------------------
                           Scott Sand, CEO                           Date

                                 AGREEMENT Ingen Technologies, Inc. and Bob Sand



                                   SCHEDULE-A

                  SERVICES PROVIDED BY INGEN TECHNOLOGIES, INC
                  --------------------------------------------


1. Preferred Provider Care will provide a 2-day balance medicine training program (focused on test reading) here in Jacksonville for all of your physicians and technician customers who require training and assistance for their new VNG private-label equipment. This seminar will include all training manuals, as well as the opportunity for hands on training for physicians and technicians and the opportunity for question and answer sessions with staff (underwritten by Preferred Provider Care.)

2. Attendees are responsible for their own travel arrangements, all travel costs and incidentals.

3. Ingen Technologies, Inc. will provide equipment, training and clinical support to the physician.





Contract will be valid for two years.



-----------------------------------
Scott Sand, CEO & Chairman

                                 AGREEMENT Ingen Technologies, Inc. and Bob Sand



                                    EXHIBIT-A

                         PHYSICIAN ACCEPTANCE AGREEMENT

     THE PURCHASING PHYSICIAN AND/OR INSTITUTION HAS AGREED TO ACCEPT SERVICES FROM MEDICORE, INC. FOR EQUIPMENT, TRAINING AND CLINICAL SUPPORT. THAT SUPPORT INCLUDES THE FOLLOWING:


1. Preferred Provider Care will provide a 2-day balance medicine training program (focused on test reading) here in Jacksonville for all of your physicians and technician customers who require training and assistance for their new VNG private-label equipment. This seminar will include all training manuals, as well as the opportunity for hands on training for physicians and technicians and the opportunity for question and answer sessions with staff (underwritten by Preferred Provider Care.)

2. Attendees are responsible for their own travel arrangements, all travel costs and incidentals.

3. Ingen Technologies, Inc. will refer physicians to MediCore, Inc., and MediCore will provide equipment, technician and clinical support to the physician.

4. MediCore, Inc. will provide a contract agreement with the Physician regarding considerations for providing equipment, technician and clinical support.





     Accepted By: ______________________________    __________________
                         Physician Name                    Date

                                 AGREEMENT Ingen Technologies, Inc. and Bob Sand



                                    EXHIBIT-B
                          PRODUCT LIST SOLD TO CUSTOMER

ITI INGEN TECHNOLOGIES, INC.                       PROFORMA INVOICE
285 E. COUNTY LINE ROAD
CALIMESA CA 92320
(800) 259-9622


ITEM QTY    PART NO.                     DESCRIPTION                     PRICE
================================================================================

1   1ea.   Model-4000A   Secure Balance 2 Channel VNG                 $38,000.00
                         Complete with computer system,
                         1-Camera Goggle,Oculomotor Full-Field Projector
                         Secure Balance(TM) Full Clinical VNG Software version 1.00
                         Atmos Air Irrigator and Scope
                         Installation and training (On-Site).
                         2-Day Physician Interpretation Workshop
                         Tower Computer or Laptop Notebook
                         HP Color Printer

2   1ea.   Model-4000    SPORTKAT Balance System                      $15,000.00
                         Balance Therapy & Posturograhy Platform
                         VVP Computer Data System
                         Assessment & Treatment Software 3.02
                         Flat Panel Display Computer System
                         Base Unit 360 Degree Platform w/Tilt Sensor
                         Handrails with Gauge Readout PSI
                         DC-Power Supply
                         Installation and Training (On-Site)

3   1ea.                 3-Month Consultation Program for
                         unlimited balance telephone support
                         related to coding, pricing, billing & collections

                         Full Warranty 1-Year
                         Software Upgrades - No Charge


Grand Total                                                           $53,000.00

                          TAX and FREIGHT NOT INCLUDED

--------------------------------------------------------------------------------
50% DEPOSIT/50% DELIVERY        FOB: CALIMESA CA         DELIVERY: 2-4 WEEKS ARO
--------------------------------------------------------------------------------

EXHIBIT 10.4

                             AGREEMENT Ingen Technologies, Inc. and David Winter

INGEN
TECHNOLOGIES, INC.
285 E. County Line Road, Calimesa California 92320
(800) 259-9622   FAX: (800) 777-1186


                              CONTRACTING AGREEMENT

This Agreement made effective as of this 1st day of October, 2004, by and between David Winter, an individual, further referred to as the ("Contractor"), whose principal address is 10 Fairway Drive, Suite 125, Deerfield Beach, FL 33441; and INGEN TECHNOLOGIES, INC., A Nevada Corporation, further referred to as the ("Company"), whose principal address is 285 E. County Line Road, Calimesa, California 92320, and is made with reference to the following.

                                    RECITALS

A. The Company is a Medical Device Manufacturer, and in the business of providing medical products and services on a Global basis. Said products and services are inclusive of, but not limited to, vestibular function testing and balance testing.

B. The Company desires to exclusively engage the services of the Contractor to market physicians within the domestic United States to sell Secure Balance(TM) programs as described in Schedule-A. The Contractor also agrees to develop various markets for services for all of North America, as well as any future services that the Company deems authorized. The Company will use the Contractor as its' exclusive agent to provide those services described in Schedule-A.

C. The Company authorizes export rights to the Contractor for all sales of the Secure Balance (TM) program outside the United States. The Contractor accepts to sell the Secure Balance (TM) program outside the United States. The Secure Balance (TM) program includes the services and medical equipment as described in Exhibit-A.

C. The Contractor has the expertise, knowledge and resources for development and implementation of the services described in Schedule-A.

D. The Company will provide product, installation, training, market assistance, promotional materials and other developmental documentation used to promote said products and services in accordance to all laws of which govern the Company in this type of industry.

E. The Company desires to utilize the Contractor's expertise, knowledge and other resources for developing and promoting said services as described in the above Recitals for the purpose of establishing sales of vestibular testing products for the Contractor's client base, and as such, the Contractor desires to use the Company's client base for delivering the services as described in Schedule-A.

                             AGREEMENT Ingen Technologies, Inc. and David Winter


NOW, THEREFORE, the Parties mutually agree as follows:


1. In consideration of the Contractor furnishing the expertise, knowledge and other resources in providing said services and market assistance as set forth in the above Recitals hereof, the Company agrees to issue 100,000 Shares as Restricted Rule-144 public stock, in addition the Company will pay commissions of six thousand dollars ($6,000) for each VNG systems sold, and fifteen hundred dollars ($1,500) for each therapy system sold. Such acceptance will be in the form of a signed agreement between the customer and the Company. The said transaction will be verification of acceptance and submitted to the Contractor.

2. The Company authorizes the Contractor, and any of his sub-marketing groups, to market, promote and sell the products and services of the Company as described in Exhibit-B. Any other products and services offered by the Company are not a part of this Agreement and may not be sold and/or marketed by the Contractor without the written permission or authorization from the Company.

3. As a part of the services specified herein, the Contractor accepts the above considerations and understands his/her rights to sell said services within the United States. The Contractor agrees to provide his/her "best efforts" to deliver those services as described in Schedule-A.

4. The Contractor is only responsible to market and sell the Secure Balance(TM) program. The Company is responsible to provide installation, training and support to the customer.

5. Except for the amounts paid to the Contractor as stated in paragraph-1 and within the Recitals herein, the Contractor shall not be entitled to other payment and/or reimbursement for expenses incurred pursuant to this Agreement. All costs and expenses incurred by the Contractor in rendering said services shall be reimbursed or advanced by the Company only upon written authorization to the Contractor by the Company.

6. The Company agrees to provide full and proper assistance to the Contractor inclusive of administrative support, technical support, and professional support on a best efforts basis and within regulatory guidelines and laws set forth for providing said services and without penalty to the Contractor.

7. The Contractor agrees to provide the Company with proper tax documentation and identification upon the signing of this Agreement in accordance to State and Federal tax laws.

                             AGREEMENT Ingen Technologies, Inc. and David Winter


8. The relationship between both parties created by this Agreement is that of principal ("the Company") and Outside Contractor ("the Contractor") in that the time spent and the professional manner in which the services are performed shall solely be the responsibility of the Contractor. However, the Contractor agrees to use their best and most diligent efforts, within all laws, to provide the resources and expertise under the terms and conditions setforth herein.

9. During the term of this Agreement the Contractor has the right to promote services, either directly and/or indirectly, to any entity that has a similar products as provided by the Company for the duration of this Agreement.

10. In consideration of the importance of confidentiality, non-disclosure and trade secrets, the Contractor acknowledges that during the course of this Agreement between the Company and the Contractor, the Contractor has had access to and will continue to have access to various confidential information and trade secrets consisting of compilations of information, records, specifications and trade lists, which are owned by the Company and which are regularly used in the operation of the Company's business. The Contractor specifically agrees to NOT distribute the product pricing of the Company, nor use the brand name on any of their pricing to their clients. Further, the Contractor will agree to keep confidential all material related to or made a part of this Agreement from any client, employee, associate and/or the like.

     In consideration of continued engagement through this Agreement during the period of the Agreement by the Company, the Contractor shall not disclose any of the aforesaid confidential information or trade secrets, directly or indirectly, nor use them in any way, either during the term of this Agreement or at any time thereafter, except as required in the Contractor's engagement with the Company, but does not include information already within the public domain at the time the information is acquired by the Contractor, or information that subsequently becomes public through no act or omission of the Contractor.

     In further consideration of continued engagement and during the period of the Agreement, all files, records, documents, drawings, specifications, equipment and similar items relating to the business of the Company, whether prepared by the Contractors or otherwise, coming into the Contractor's possession shall remain the exclusive property of the Company and shall not be removed from the Company's premises under any circumstances whatsoever without prior written consent of the Company.

11. This Agreement shall continue in effect for a period of two years (2-yrs), and may be continued thereafter only by the express mutual agreement of both parties. This agreement may be terminated only for cause or breech of any terms and conditions setforth herein.

12. This document contains the entire Agreement of the parties relating to this Agreement and correctly sets forth the rights, duties and obligations of all parties hereto. Any prior agreements, promises, negotiations and/or representations not expressly set forth in this Agreement is of no force and effect.

                             AGREEMENT Ingen Technologies, Inc. and David Winter


13. No waiver of any term or condition of this Agreement shall be deemed or construed to be a waiver of such term or condition in the future, or of any preceding or subsequent breach of the same or any other term or condition of this or any other agreement. All remedies, rights, undertakings, obligations and agreements contained in this Agreement shall be cumulative and none of them shall be in limitation of any other remedy, right, undertaking, obligation or agreement of either party hereto.

14. No amendment or modification of this Agreement or of any covenant, condition or limitation herein contained shall be valid unless in writing and duly executed by the party to be charged therewith. Unless otherwise specifically set forth under a particular provision, any amendment or modification shall require the overall consent of both parties.

15. Nothing contained in this Agreement shall be construed so as to require the commission of any act contrary to law, and whenever there is a conflict between any provision of this Agreement and any statute, law, ordinance, rule, order or regulation, the later shall prevail, but in such event any such provision of this Agreement shall be curtailed and limited only to the extent necessary to bring it within the legal requirements.

16. This Agreement, and all rights and obligations contained herein shall be binding on and inure to the benefit of the parties hereto and their respective heirs, executors, legal and personal representatives, successors and assigns. It is also specifically agreed and understood that this Agreement shall be binding upon any successor-in-interest to the Company by way of merger, consolidation or otherwise.

17. Any controversy arising out of or in connection with this Agreement, or any amendment thereof, shall be determined and settled by arbitration in accordance with the rules of the American Arbitration Association. The venue for such arbitration shall be exclusively San Bernardino County, the State of California, and any award rendered shall be final and binding on each and all of the parties thereto and their successor-in-interest, and judgment may be entered thereon in any court having jurisdiction thereon. In any such proceeding, the Arbitrator shall be and hereby is empowered to render an award directing specific performance. Each individual party shall take responsibility for obligations pertaining to costs associated with their own legal representation.

18. All notices among the parties hereto shall be in writing and shall be deemed duly served when personally delivered to another party or, in lieu of such personal service, when deposited in the United States mail, certified and return receipt requested, with first class postage prepaid thereon, addressed as set forth above, or in such other place as may be specified in any written notice given pursuant to this paragraph as the address for service of notice. All notices shall be delivered to the parties addresses as witnessed below.

                             AGREEMENT Ingen Technologies, Inc. and David Winter


              Company:            Scott Sand, CEO & Chairman
                                  Ingen Technologies, Inc.
                                  285 E. County Line Rd.
                                  Calimesa, CA 92320
                                  (800) 259-9622
                                  Tax ID No. 88-0429044

              Contractor:         David Winter
                                  GLM Healthcare Services Inc.
                                  2263 NW 2nd Avenue, Ste 107
                                  Boca Raton, FL 33431
                                  (954) 428-1950


19. This Agreement shall be governed and construed in accordance with laws of the State of California.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first set forth above and agree to all of the terms and conditions of this Agreement setforth herein.



     The Contractor:

                     ---------------------------------       ---------------
                     David Winter, Individual                     Date




     The Company:
                     /s/ Scott Sand                          October 1, 2004
                     ---------------------------------       ---------------
                     Scott Sand, CEO                              Date

                             AGREEMENT Ingen Technologies, Inc. and David Winter



                                   SCHEDULE-A

                  SERVICES PROVIDED BY INGEN TECHNOLOGIES, INC
                  --------------------------------------------


1. Preferred Provider Care will provide a 2-day balance medicine training program (focused on test reading) here in Jacksonville for all of your physicians and technician customers who require training and assistance for their new VNG private-label equipment. This seminar will include all training manuals, as well as the opportunity for hands on training for physicians and technicians and the opportunity for question and answer sessions with staff (underwritten by Preferred Provider Care.)

2. Attendees are responsible for their own travel arrangements, all travel costs and incidentals.

3. Ingen Technologies, Inc. will provide equipment, training and clinical support to the physician.





Contract will be valid for two years.


-----------------------------------
Scott Sand, CEO & Chairman

                             AGREEMENT Ingen Technologies, Inc. and David Winter


                                    EXHIBIT-A

                         PHYSICIAN ACCEPTANCE AGREEMENT

     THE PURCHASING PHYSICIAN AND/OR INSTITUTION HAS AGREED TO ACCEPT SERVICES FROM MEDICORE, INC. FOR EQUIPMENT, TRAINING AND CLINICAL SUPPORT. THAT SUPPORT INCLUDES THE FOLLOWING:


1. Preferred Provider Care will provide a 2-day balance medicine training program (focused on test reading) here in Jacksonville for all of your physicians and technician customers who require training and assistance for their new VNG private-label equipment. This seminar will include all training manuals, as well as the opportunity for hands on training for physicians and technicians and the opportunity for question and answer sessions with staff (underwritten by Preferred Provider Care.)

2. Attendees are responsible for their own travel arrangements, all travel costs and incidentals.

3. Ingen Technologies, Inc. will refer physicians to MediCore, Inc., and MediCore will provide equipment, technician and clinical support to the physician.

4. MediCore, Inc. will provide a contract agreement with the Physician regarding considerations for providing equipment, technician and clinical support.




     Accepted By: ______________________________    __________________
                          Physician Name                  Date

                             AGREEMENT Ingen Technologies, Inc. and David Winter



                                    EXHIBIT-B
                          PRODUCT LIST SOLD TO CUSTOMER

ITI INGEN TECHNOLOGIES, INC.                         PROFORMA INVOICE
285 E. COUNTY LINE ROAD
CALIMESA CA 92320
(800) 259-9622


ITEM QTY     PART NO.                 DESCRIPTION                        PRICE
================================================================================

1   1ea.   Model-2000    Secure Balance 2 Channel VNG                 $38,000.00
                         Complete with computer system,
                         1-Camera Goggle,Oculomotor Full-Field Projector
                         Secure Balance(TM) Full Clinical VNG Software version 1.00
                         Atmos Air Irrigator and Scope
                         Installation and training (On-Site).
                         2-Day Physician Interpretation Workshop
                         Tower Computer or Laptop Notebook
                         HP Color Printer

2   1ea.   Model-4000    SPORTKAT Balance System                      $15,000.00
                         Balance Therapy & Posturograhy Platform
                         VVP Computer Data System
                         Assessment & Treatment Software 3.02
                         Flat Panel Display Computer System
                         Base Unit 360 Degree Platform w/Tilt Sensor
                         Handrails with Gauge Readout PSI
                         DC-Power Supply
                         Installation and Training (On-Site)

3   1ea.                 3-Month Consultation Program for
                         unlimited balance telephone support
                         related to coding, pricing, billing & collections

                         Full Warranty 1-Year
                         Software Upgrades - No Charge


Grand Total                                                           $53,000.00

                          TAX and FREIGHT NOT INCLUDED

--------------------------------------------------------------------------------
50% DEPOSIT/50% DELIVERY         FOB: CALIMESA CA        DELIVERY: 2-4 WEEKS ARO
--------------------------------------------------------------------------------

EXHIBIT 10.5

                             AGREEMENT Ingen Technologies, Inc. and Dr. Eskwitt.

INGEN
TECHNOLOGIES, INC.
285 E. County Line Road, Calimesa California 92320
(800) 259-9622   FAX: (800) 777-1186


                              CONTRACTING AGREEMENT

This Agreement made effective as of this 4th day of November, 2004, by and between Donna Eskwitt, an individual, further referred to as the ("Contractor"), whose principal address is 73061 Joshua Tree St., Palm Desert, CA 92260; and INGEN TECHNOLOGIES, INC., A Nevada Corporation, further referred to as the ("Company"), whose principal address is 285 E. County Line Road, Calimesa, California 92320, and is made with reference to the following.

                                    RECITALS

A. The Company is a Medical Device Manufacturer, and in the business of providing medical products and services on a Global basis. Said products and services are inclusive of, but not limited to, vestibular function testing and balance testing.

B. The Company desires to engage the services of the Contractor to be a member of the Advisory Board and provide professional evaluations of the Company's Secure Balance(TM) program as described in Exhibit-A. The Contractor is a licensed audiologist in the State of California, and specializes in audiological sciences. The Contractor also agrees to market the Secure Balance(TM) program to his peers, if and when desired.

C. The Contractor has the expertise, knowledge and resources for development and implementation of the services described in Exhibit-A.

D. The Company will provide product, installation, training, market assistance, promotional materials and other developmental documentation used to promote said products and services in accordance to all laws of which govern the Company in this type of industry.

E. The Company desires to utilize the Contractor's expertise, knowledge and other resources for providing professional opinions and evaluations of the Secure Balance(TM) program.

                             AGREEMENT Ingen Technologies, Inc. and Dr. Eskwitt.


NOW, THEREFORE, the Parties mutually agree as follows:


1. In consideration of the Contractor furnishing the expertise, knowledge and other resources in providing said services as set forth in the above Recitals hereof, the Company agrees to issue 250,000 Shares of public stock that is Restricted under SEC Rule-144, in addition the Company will pay commissions of $2,000 for each VNG system sold, and $1,000 for each therapy system sold to leads provided by the Contractor. The Company will pay the Contractor $500 per hour to attend Advisory Board Meetings. Said meetings will take place via telephone conference between the Company and the Contractor, and said meetings will be scheduled within the convenience of the Contractor.

2. Although the Contractor is not obligated to discuss or promote the Secure Balance(TM) program, the Company authorizes the Contractor to discuss, promote and market the products and services of the Company as described in Exhibit-A. Any other products and services offered by the Company are not a part of this Agreement and may not be sold and/or marketed by the Contractor without the written permission or authorization from the Company.

3. As a part of the services specified herein, the Contractor accepts the above considerations and understands her rights to provide said services within the United States. The Contractor agrees to provide her "best efforts" to deliver those services as described in the above recitals.

4. The Contractor is only responsible to provide advice as an Advisory Board Member. The Company is responsible to provide all information, installation, training and support to the customer. The Company holds harmless the Contractor from all responsibility for all liabilities and malpractice associated in providing any advice regarding vestibular function testing and balance therapy.

5. Except for the amounts paid to the Contractor as stated in paragraph-1 and within the Recitals herein, the Contractor shall not be entitled to other payment and/or reimbursement for expenses incurred pursuant to this Agreement. All costs and expenses incurred by the Contractor in rendering said services shall be reimbursed or advanced by the Company only upon written authorization to the Contractor by the Company.

6. The Company agrees to provide full and proper assistance to the Contractor inclusive of administrative support, technical support, and professional support on a best efforts basis and within regulatory guidelines and laws set forth for providing said services and without penalty to the Contractor.

7. The Contractor agrees to provide the Company with proper tax documentation and identification upon the signing of this Agreement in accordance to State and Federal tax laws.

                             AGREEMENT Ingen Technologies, Inc. and Dr. Eskwitt.


8. The relationship between both parties created by this Agreement is that of principal ("the Company") and Outside Contractor ("the Contractor") in that the time spent and the professional manner in which the services are performed shall solely be the responsibility of the Contractor. However, the Contractor agrees to use their best and most diligent efforts, within all laws, to provide the resources and expertise under the terms and conditions setforth herein.

9. During the term of this Agreement the Contractor has the right to promote services, either directly and/or indirectly, to any entity and/or competitor that has a similar products as provided by the Company for the duration of this Agreement.

10. In consideration of the importance of confidentiality, non-disclosure and trade secrets, the Contractor acknowledges that during the course of this Agreement between the Company and the Contractor, the Contractor has had access to and will continue to have access to various confidential information and trade secrets consisting of compilations of information, records, specifications and trade lists, which are owned by the Company and which are regularly used in the operation of the Company's business. The Contractor specifically agrees to NOT distribute the product pricing of the Company, nor use the brand name on any of their pricing to their clients. Further, the Contractor will agree to keep confidential all material related to or made a part of this Agreement from any client, employee, associate and/or the like.

     In consideration of continued engagement through this Agreement during the period of the Agreement by the Company, the Contractor shall not disclose any of the aforesaid confidential information or trade secrets, directly or indirectly, nor use them in any way, either during the term of this Agreement or at any time thereafter, except as required in the Contractor's engagement with the Company, but does not include information already within the public domain at the time the information is acquired by the Contractor, or information that subsequently becomes public through no act or omission of the Contractor.

     In further consideration of continued engagement and during the period of the Agreement, all files, records, documents, drawings, specifications, equipment and similar items relating to the business of the Company, whether prepared by the Contractors or otherwise, coming into the Contractor's possession shall remain the exclusive property of the Company and shall not be removed from the Company's premises under any circumstances whatsoever without prior written consent of the Company.

11. This Agreement shall continue in effect for a period of two years (2-yrs), and may be continued thereafter only by the express mutual agreement of both parties. This agreement may be terminated only for cause or breech of any terms and conditions setforth herein.

                             AGREEMENT Ingen Technologies, Inc. and Dr. Eskwitt.


12. This document contains the entire Agreement of the parties relating to this Agreement and correctly sets forth the rights, duties and obligations of all parties hereto. Any prior agreements, promises, negotiations and/or representations not expressly set forth in this Agreement is of no force and effect.

13. No waiver of any term or condition of this Agreement shall be deemed or construed to be a waiver of such term or condition in the future, or of any preceding or subsequent breach of the same or any other term or condition of this or any other agreement. All remedies, rights, undertakings, obligations and agreements contained in this Agreement shall be cumulative and none of them shall be in limitation of any other remedy, right, undertaking, obligation or agreement of either party hereto.

14. No amendment or modification of this Agreement or of any covenant, condition or limitation herein contained shall be valid unless in writing and duly executed by the party to be charged therewith. Unless otherwise specifically set forth under a particular provision, any amendment or modification shall require the overall consent of both parties.

15. Nothing contained in this Agreement shall be construed so as to require the commission of any act contrary to law, and whenever there is a conflict between any provision of this Agreement and any statute, law, ordinance, rule, order or regulation, the later shall prevail, but in such event any such provision of this Agreement shall be curtailed and limited only to the extent necessary to bring it within the legal requirements.

16. This Agreement, and all rights and obligations contained herein shall be binding on and inure to the benefit of the parties hereto and their respective heirs, executors, legal and personal representatives, successors and assigns. It is also specifically agreed and understood that this Agreement shall be binding upon any successor-in-interest to the Company by way of merger, consolidation or otherwise.

17. Any controversy arising out of or in connection with this Agreement, or any amendment thereof, shall be determined and settled by arbitration in accordance with the rules of the American Arbitration Association. The venue for such arbitration shall be exclusively San Bernardino County, the State of California, and any award rendered shall be final and binding on each and all of the parties thereto and their successor-in-interest, and judgment may be entered thereon in any court having jurisdiction thereon. In any such proceeding, the Arbitrator shall be and hereby is empowered to render an award directing specific performance. Each individual party shall take responsibility for obligations pertaining to costs associated with their own legal representation.

18. All notices among the parties hereto shall be in writing and shall be deemed duly served when personally delivered to another party or, in lieu of such personal service, when deposited in the United States mail, certified and return receipt requested, with first class postage prepaid thereon, addressed as set forth above, or in such other place as may be specified in any written notice given pursuant to this paragraph as the address for service of notice. All notices shall be delivered to the parties addresses as witnessed below.

                             AGREEMENT Ingen Technologies, Inc. and Dr. Eskwitt.


               Company:           Scott Sand, CEO & Chairman
                                  Ingen Technologies, Inc.
                                  285 E. County Line Rd.
                                  Calimesa, CA 92320
                                  (800) 259-9622
                                  Tax ID No. 88-0429044

               Contractor:        Donna Eskwitt, Ph.D.
                                  73061 Joshua Tree St.
                                  Palm Desert, CA  92260

                                  (760) 836-9303  home
                                  (760) 836-9311 fax
                                  (760) 902-0922 cell


19. This Agreement shall be governed and construed in accordance with laws of the State of California.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first set forth above and agree to all of the terms and conditions of this Agreement setforth herein.



     The Contractor:

                       ---------------------------------       ---------------
                       Donna Eskwitt, PhD                           Date



     The Company:
                       /s/ Scott Sand                          January 4, 2005
                       ---------------------------------       ---------------
                       Scott Sand, CEO                              Date

                             AGREEMENT Ingen Technologies, Inc. and Dr. Eskwitt.


                                    EXHIBIT-A

                          PRODUCT LIST SOLD TO CUSTOMER

ITI INGEN TECHNOLOGIES, INC.                         PROFORMA INVOICE
285 E. COUNTY LINE ROAD
CALIMESA CA 92320
(800) 259-9622


ITEM QTY     PART NO.                DESCRIPTION                        PRICE
================================================================================

1   1ea.   Model-4000A    Secure Balance 2 Channel VNG                $38,000.00
                          Complete with computer system,
                          1-Camera Goggle,Oculomotor Full-Field Projector
                          Secure Balance(TM) Full Clinical VNG Software version 1.00
                          Atmos Air Irrigator and Scope
                          Installation and training (On-Site).
                          2-Day Physician Interpretation Workshop
                          Tower Computer or Laptop Notebook
                          HP Color Printer

2   1ea.   Model-4000     SPORTKAT Balance System                     $15,000.00
                          Balance Therapy & Posturograhy Platform
                          VVP Computer Data System
                          Assessment & Treatment Software 3.02
                          Flat Panel Display Computer System
                          Base Unit 360 Degree Platform w/Tilt Sensor
                          Handrails with Gauge Readout PSI
                          DC-Power Supply
                          Installation and Training (On-Site)

                          Full Warranty 1-Year
                          Software Upgrades - No Charge


Grand Total                                                           $53,000.00

                          TAX and FREIGHT NOT INCLUDED

--------------------------------------------------------------------------------
              NET 30 DAYS FOB: OCEANSIDE CA DELIVERY: 2-4 WEEKS ARO
--------------------------------------------------------------------------------

EXHIBIT 10.6


                          AGREEMENT Ingen Technologies, Inc. and Elizabeth Waldl

INGEN
TECHNOLOGIES, INC.
285 E. County Line Road, Calimesa California 92320
(800) 259-9622   FAX: (800) 777-1186


                              CONTRACTING AGREEMENT

This Agreement made effective as of this 15TH DAY OF OCTOBER, 2005, by and between Elizabeth S. Wald, an individual, further referred to as the ("Contractor"), whose principal address is 12437 Cardiff Drive, Tampa, Florida 33625; and INGEN TECHNOLOGIES, INC., A Nevada Corporation, further referred to as the ("Company"), whose principal address is 285 E. County Line Road, Calimesa, California 92320, and is made with reference to the following.

                                    RECITALS

A. The Company is a Medical Device Manufacturer, and in the business of providing medical products and services on a Global basis. Said products and services are inclusive of, but not limited to, vestibular function testing and balance testing.

B. The Company desires to engage the services of the Contractor provide telephone answering services from 8:30AM EST to 5:00PM PST. The Company will use the Contractor as its' exclusive agent to provide those services described in Schedule-A.

C. The Contractor has the expertise, knowledge and resources for development and implementation of the services described in Schedule-A.

D. The Company will provide the toll-free telephone number, and liability for all charges accordingly for telephone services.

E. The Company desires to utilize the Contractor's expertise, knowledge and other resources for providing a telephone answering service as described in the above Recitals, and as such, the Contractor desires to provide the telephone answering services for the Company as described in Schedule-A.



NOW, THEREFORE, the Parties mutually agree as follows:

1. In consideration of the Contractor furnishing the expertise, knowledge and other resources in providing said services and market assistance as set forth in the above Recitals hereof, the Company agrees to issue 300,000 Shares of restricted public common stock, under SEC Rule-144, in addition the Company will pay a monthly fee of fifteen hundred dollars ($1,500.00) for the services described above and in Schedule-A. Said monthly service fee will be paid on the 1st and 15th of each month, whereas on the 1st of each month the Contractor will be paid $750.00, and again on the 15th of the same month.

                          AGREEMENT Ingen Technologies, Inc. and Elizabeth Waldl


2. Any other products and services offered by the Company are not a part of this Agreement and may not be sold and/or marketed by the Contractor without the written permission or authorization from the Company.

3. As a part of the services specified herein, the Contractor accepts the above considerations and understands his/her rights to provide his/her "best efforts" to deliver those services as described in Schedule-A.

4. The Contractor is only responsible to provide the telephone answering services. The Company is responsible to provide costs for installation, technical support and monthly telephone charges.

5. Except for the amounts paid to the Contractor as stated in paragraph-1 and within the Recitals herein, the Contractor shall not be entitled to other payment and/or reimbursement for expenses incurred pursuant to this Agreement. All costs and expenses incurred by the Contractor in rendering said services shall be reimbursed or advanced by the Company only upon written authorization to the Contractor by the Company

6. The Company agrees to provide full and proper assistance to the Contractor inclusive of administrative support, technical support, and professional support on a best efforts basis and within regulatory guidelines and laws set forth for providing said services and without penalty to the Contractor.

7. The Contractor agrees to provide the Company with proper tax documentation and identification upon the signing of this Agreement in accordance to State and Federal tax laws.

8. The relationship between both parties created by this Agreement is that of principal ("the Company") and Outside Contractor ("the Contractor") in that the time spent and the professional manner in which the services are performed shall solely be the responsibility of the Contractor. However, the Contractor agrees to use their best and most diligent efforts, within all laws, to provide the resources and expertise under the terms and conditions setforth herein.

9. During the term of this Agreement the Contractor has the right to promote services, either directly and/or indirectly, to any entity that has a similar products as provided by the Company for the duration of this Agreement.

10. In consideration of the importance of confidentiality, non-disclosure and trade secrets, the Contractor acknowledges that during the course of this Agreement between the Company and the Contractor, the Contractor has had access to and will continue to have access to various confidential information and trade secrets consisting of compilations of information, records, specifications and trade lists, which are owned by the Company and which are regularly used in the operation of the Company's business. The Contractor specifically agrees to NOT distribute the product pricing of the Company, nor use the brand name on any of their pricing to their clients. Further, the Contractor will agree to keep confidential all material related to or made a part of this Agreement from any client, employee, associate and/or the like.

                          AGREEMENT Ingen Technologies, Inc. and Elizabeth Waldl


     In consideration of continued engagement through this Agreement during the period of the Agreement by the Company, the Contractor shall not disclose any of the aforesaid confidential information or trade secrets, directly or indirectly, nor use them in any way, either during the term of this Agreement or at any time thereafter, except as required in the Contractor's engagement with the Company, but does not include information already within the public domain at the time the information is acquired by the Contractor, or information that subsequently becomes public through no act or omission of the Contractor.

     In further consideration of continued engagement and during the period of the Agreement, all files, records, documents, drawings, specifications, equipment and similar items relating to the business of the Company, whether prepared by the Contractors or otherwise, coming into the Contractor's possession shall remain the exclusive property of the Company and shall not be removed from the Company's premises under any circumstances whatsoever without prior written consent of the Company.

11. This Agreement shall continue in effect for a period of two years (2-yrs), and may be continued thereafter only by the express mutual agreement of both parties. This agreement may be terminated at any time with a thirty day written notice by either party.

12. This document contains the entire Agreement of the parties relating to this Agreement and correctly sets forth the rights, duties and obligations of all parties hereto. Any prior agreements, promises, negotiations and/or representations not expressly set forth in this Agreement is of no force and effect.

13. No waiver of any term or condition of this Agreement shall be deemed or construed to be a waiver of such term or condition in the future, or of any preceding or subsequent breach of the same or any other term or condition of this or any other agreement. All remedies, rights, undertakings, obligations and agreements contained in this Agreement shall be cumulative and none of them shall be in limitation of any other remedy, right, undertaking, obligation or agreement of either party hereto.

14. No amendment or modification of this Agreement or of any covenant, condition or limitation herein contained shall be valid unless in writing and duly executed by the party to be charged therewith. Unless otherwise specifically set forth under a particular provision, any amendment or modification shall require the overall consent of both parties.

                          AGREEMENT Ingen Technologies, Inc. and Elizabeth Waldl


15. Nothing contained in this Agreement shall be construed so as to require the commission of any act contrary to law, and whenever there is a conflict between any provision of this Agreement and any statute, law, ordinance, rule, order or regulation, the later shall prevail, but in such event any such provision of this Agreement shall be curtailed and limited only to the extent necessary to bring it within the legal requirements.

16. This Agreement, and all rights and obligations contained herein shall be binding on and inure to the benefit of the parties hereto and their respective heirs, executors, legal and personal representatives, successors and assigns. It is also specifically agreed and understood that this Agreement shall be binding upon any successor-in-interest to the Company by way of merger, consolidation or otherwise.

17. Any controversy arising out of or in connection with this Agreement, or any amendment thereof, shall be determined and settled by arbitration in accordance with the rules of the American Arbitration Association. The venue for such arbitration shall be exclusively San Bernardino County, the State of California, and any award rendered shall be final and binding on each and all of the parties thereto and their successor-in-interest, and judgment may be entered thereon in any court having jurisdiction thereon. In any such proceeding, the Arbitrator shall be and hereby is empowered to render an award directing specific performance. Each individual party shall take responsibility for obligations pertaining to costs associated with their own legal representation.

18. All notices among the parties hereto shall be in writing and shall be deemed duly served when personally delivered to another party or, in lieu of such personal service, when deposited in the United States mail, certified and return receipt requested, with first class postage prepaid thereon, addressed as set forth above, or in such other place as may be specified in any written notice given pursuant to this paragraph as the address for service of notice. All notices shall be delivered to the parties addresses as witnessed below.


                Company:          Scott Sand, CEO & Chairman
                                  Ingen Technologies, Inc.
                                  285 E. County Line Rd.
                                  Calimesa, CA 92320
                                  (800) 259-9622
                                  Tax ID No. 88-0429044

                Contractor:       Elizabeth S. Wald
                                  12437 Cardiff Drive
                                  Tampa, Florida 33625

19. This Agreement shall be governed and construed in accordance with laws of the State of California.

                          AGREEMENT Ingen Technologies, Inc. and Elizabeth Waldl


     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first set forth above and agree to all of the terms and conditions of this Agreement setforth herein.



     The Contractor:

                     ---------------------------------      ----------------
                     Elizabeth S. Wald , Individual              Date




     The Company:
                     /s/ Scott Sand                         October 12, 2005
                     ---------------------------------      ----------------
                     Scott Sand, CEO                             Date

                          AGREEMENT Ingen Technologies, Inc. and Elizabeth Waldl


                                   SCHEDULE-A

CONTRACTOR RESPONSIBILITIES: TO ANSWER ALL INCOMING CALLS FROM 800-259-9622. THIS IS OUR SALES NUMBER FOR CUSTOMERS WHO HAVE PURCHASED EQUIPMENT. ALL CALLS SHOULD BE DEFERRED AS FOLLOWS:

     1. ANY CUSTOMER CALLING ABOUT SECURE BALANCE SHOULD BE REFERRED TO GREGG WEDELL AS FOLLOWS:

     SECURE BALANCE NATIONAL SALES OFFICE
     1639 Embassy Dr., Unit-102
     West Palm Beach, FL 33401
     Toll-Free: (877) 330-3070
     Fax: (561)-640-6918
     Gpw1@adelphia.net

     2. ANY CALLS REGARDING INVESTOR RELATIONS AND PURE PRODUCE SHOULD BE REFERRED TO CHRIS WIRTH AS FOLLOWS: ADMINISTRATIVE OFFICE

     35193 Avenue "A", Suite-C
     Yucaipa, California 92399
     Phone: (909) 790-7180
     Fax: (909) 790-7185
     Cell: 909-835-5700
     Chris@Ingen-Tech.com

     3.   ALL OTHER CALLS SHOULD BE SENT TO SCOTT SAND AT 951-675-3266.

     ANY PERSONAL CALLS SHOULD BE KEPT CONFIDENTIAL AND EMAILED TO THE APPROPRIATE PERSON. DO NOT FAX, LEAVE A VOICE MESSAGE OR USE ANY THRID PARTY PERSON TO PASS ON A PERSONAL CALL. PLEASE USE EMAIL.

EXHIBIT 10.7


                           AGREEMENT Ingen Technologies, Inc. and Gary Hydrabadi

[INGEN LOGO]

INGEN TECHNOLOGIES, INC.
285 E. County Line Road, Calimesa California 92320
(800) 259-9622   FAX: (800) 777-1186


                              CONTRACTING AGREEMENT

This Agreement made effective as of this 22ND DAY OF MARCH, 2005, by and between GARY HYDRABADI, doing business as CARDIO-MED SYSTEMS, INC., further referred to as the ("Contractor"), whose principal address is 22 Louis Drive Melville, NY 11747; and INGEN TECHNOLOGIES, INC., A Nevada Corporation, further referred to as the ("Company"), whose principal address is 285 E. County Line Road, Calimesa, California 92320, and is made with reference to the following.

                                    RECITALS

A. The Company is a Medical Device Manufacturer, and in the business of providing medical products and services on a Global basis. Said products and services are inclusive of, but not limited to, vestibular function testing and balance testing.

B. The Company desires to exclusively engage the services of the Contractor to market physicians within the domestic United States to sell Secure Balance(TM) programs as described in Schedule-A. The Contractor also agrees to develop various markets for services for all of North America, as well as any future services that the Company deems authorized. The Company will use the Contractor as its' exclusive agent to provide those services described in Schedule-A.

C. The Company authorizes export rights to the Contractor for all sales of the Secure Balance (TM) program outside the United States. The Contractor accepts to sell the Secure Balance (TM) program outside the United States. The Secure Balance (TM) program includes the services and medical equipment as described in Exhibit-A.

C. The Contractor has the expertise, knowledge and resources for development and implementation of the services described in Schedule-A.

D. The Company will provide product, installation, training, market assistance, promotional materials and other developmental documentation used to promote said products and services in accordance to all laws of which govern the Company in this type of industry.

E. The Company desires to utilize the Contractor's expertise, knowledge and other resources for developing and promoting said services as described in the above Recitals for the purpose of establishing sales of vestibular testing products for the Contractor's client base, and as such, the Contractor desires to use the Company's client base for delivering the services as described in Schedule-A.

NOW, THEREFORE, the Parties mutually agree as follows:


1. In consideration of the Contractor furnishing the expertise, knowledge and other resources in providing said services and market assistance as set forth in the above Recitals hereof, the Company agrees to issue 200,000 Shares of restricted public common stock, under SEC Rule-144, in addition the Company will Sell the Secure Balance VNG system to the Contractor at a discounted price of $32,000.00, and the Secure Balance SportKAT therapy system for $13,000.00. For quantities of 3-5 systems, the Company will discount the selling price another 10%. The Contractor will sign an invoice and deposit 50% of the selling price prior to shipping. The remaining 50% will be paid upon delivery.

2. The Company authorizes the Contractor, and any of his sub-marketing groups, to market, promote and sell the products and services of the Company as described in Exhibit-B. Any other products and services offered by the Company are not a part of this Agreement and may not be sold and/or marketed by the Contractor without the written permission or authorization from the Company.

3. As a part of the services specified herein, the Contractor accepts the above considerations and understands his/her rights to sell said services within the United States. The Contractor agrees to provide his/her "best efforts" to deliver those services as described in Schedule-A.

4. The Contractor is only responsible to market and sell the Secure Balance(TM) program. The Company is responsible to provide installation, training and support to the customer.

5. Except for the amounts paid to the Contractor as stated in paragraph-1 and within the Recitals herein, the Contractor shall not be entitled to other payment and/or reimbursement for expenses incurred pursuant to this Agreement. All costs and expenses incurred by the Contractor in rendering said services shall be reimbursed or advanced by the Company only upon written authorization to the Contractor by the Company.

6. The Company agrees to provide full and proper assistance to the Contractor inclusive of administrative support, technical support, and professional support on a best efforts basis and within regulatory guidelines and laws set forth for providing said services and without penalty to the Contractor.

7. The Contractor agrees to provide the Company with proper tax documentation and identification upon the signing of this Agreement in accordance to State and Federal tax laws.

8. The relationship between both parties created by this Agreement is that of principal ("the Company") and Outside Contractor ("the Contractor") in that the time spent and the professional manner in which the services are performed shall solely be the responsibility of the Contractor. However, the Contractor agrees to use their best and most diligent efforts, within all laws, to provide the resources and expertise under the terms and conditions setforth herein.

9. During the term of this Agreement the Contractor has the right to promote services, either directly and/or indirectly, to any entity that has a similar products as provided by the Company for the duration of this Agreement.

10. In consideration of the importance of confidentiality, non-disclosure and trade secrets, the Contractor acknowledges that during the course of this Agreement between the Company and the Contractor, the Contractor has had access to and will continue to have access to various confidential information and trade secrets consisting of compilations of information, records, specifications and trade lists, which are owned by the Company and which are regularly used in the operation of the Company's business. The Contractor specifically agrees to NOT distribute the product pricing of the Company, nor use the brand name on any of their pricing to their clients. Further, the Contractor will agree to keep confidential all material related to or made a part of this Agreement from any client, employee, associate and/or the like.

         In consideration of continued engagement through this Agreement during the period of the Agreement by the Company, the Contractor shall not disclose any of the aforesaid confidential information or trade secrets, directly or indirectly, nor use them in any way, either during the term of this Agreement or at any time thereafter, except as required in the Contractor's engagement with the Company, but does not include information already within the public domain at the time the information is acquired by the Contractor, or information that subsequently becomes public through no act or omission of the Contractor.

         In further consideration of continued engagement and during the period of the Agreement, all files, records, documents, drawings, specifications, equipment and similar items relating to the business of the Company, whether prepared by the Contractors or otherwise, coming into the Contractor's possession shall remain the exclusive property of the Company and shall not be removed from the Company's premises under any circumstances whatsoever without prior written consent of the Company.

11. This Agreement shall continue in effect for a period of two years (2-yrs), and may be continued thereafter only by the express mutual agreement of both parties. This agreement may be terminated only for cause or breech of any terms and conditions setforth herein.

12. This document contains the entire Agreement of the parties relating to this Agreement and correctly sets forth the rights, duties and obligations of all parties hereto. Any prior agreements, promises, negotiations and/or representations not expressly set forth in this Agreement is of no force and effect.

13. No waiver of any term or condition of this Agreement shall be deemed or construed to be a waiver of such term or condition in the future, or of any preceding or subsequent breach of the same or any other term or condition of this or any other agreement. All remedies, rights, undertakings, obligations and agreements contained in this Agreement shall be cumulative and none of them shall be in limitation of any other remedy, right, undertaking, obligation or agreement of either party hereto.

14. No amendment or modification of this Agreement or of any covenant, condition or limitation herein contained shall be valid unless in writing and duly executed by the party to be charged therewith. Unless otherwise specifically set forth under a particular provision, any amendment or modification shall require the overall consent of both parties.

15. Nothing contained in this Agreement shall be construed so as to require the commission of any act contrary to law, and whenever there is a conflict between any provision of this Agreement and any statute, law, ordinance, rule, order or regulation, the later shall prevail, but in such event any such provision of this Agreement shall be curtailed and limited only to the extent necessary to bring it within the legal requirements.

16. This Agreement, and all rights and obligations contained herein shall be binding on and inure to the benefit of the parties hereto and their respective heirs, executors, legal and personal representatives, successors and assigns. It is also specifically agreed and understood that this Agreement shall be binding upon any successor-in-interest to the Company by way of merger, consolidation or otherwise.

17. Any controversy arising out of or in connection with this Agreement, or any amendment thereof, shall be determined and settled by arbitration in accordance with the rules of the American Arbitration Association. The venue for such arbitration shall be exclusively San Bernardino County, the State of California, and any award rendered shall be final and binding on each and all of the parties thereto and their successor-in-interest, and judgment may be entered thereon in any court having jurisdiction thereon. In any such proceeding, the Arbitrator shall be and hereby is empowered to render an award directing specific performance. Each individual party shall take responsibility for obligations pertaining to costs associated with their own legal representation.

18. All notices among the parties hereto shall be in writing and shall be deemed duly served when personally delivered to another party or, in lieu of such personal service, when deposited in the United States mail, certified and return receipt requested, with first class postage prepaid thereon, addressed as set forth above, or in such other place as may be specified in any written notice given pursuant to this paragraph as the address for service of notice. All notices shall be delivered to the parties addresses as witnessed below.

                    Company:                  Scott Sand, CEO & Chairman
                                              Ingen Technologies, Inc.
                                              285 E. County Line Rd.
                                              Calimesa, CA 92320
                                              (800) 259-9622
                                              Tax ID No. 88-0429044

                    Contractor:               Mr. Gary Hydrabadi, Vice President
                                              Cardio-Med Systems, Inc.
                                              22 Louis Drive
                                              Melville,  NY  11747
                                              631-367-4308
                                              631-367-2890 FAX

19. This Agreement shall be governed and construed in accordance with laws of the State of California.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first set forth above and agree to all of the terms and conditions of this Agreement setforth herein.


         The Contractor:
                           /S/ GARY HYDRABADI                    March 22, 2005
                           ----------------------------------    ---------------
                           Mr. Gary Hydrabadi, Vice President         Date
                           Cardio-Med Systems, Inc.


         The Company:

                           /S/ SCOTT SAND                        March 22, 2005
                           ----------------------------------    ---------------
                           Scott Sand, CEO                            Date

                                   SCHEDULE-A

                  SERVICES PROVIDED BY INGEN TECHNOLOGIES, INC
                  --------------------------------------------


1. Preferred Provider Care will provide a 2-day balance medicine training program (focused on test reading) here in Jacksonville for all of your physicians and technician customers who require training and assistance for their new VNG private-label equipment. This seminar will include all training manuals, as well as the opportunity for hands on training for physicians and technicians and the opportunity for question and answer sessions with staff (underwritten by Preferred Provider Care.)

2. Attendees are responsible for their own travel arrangements, all travel costs and incidentals.

3. Ingen Technologies, Inc. will provide equipment, training and clinical support to the physician and on-site at the location where the purchased equipment resides. The Company agrees to provide on-site installation & training for 2 days.





Contract will be valid for two years.



-----------------------------------
Scott Sand, CEO & Chairman

                                    EXHIBIT-A

                         PHYSICIAN ACCEPTANCE AGREEMENT

         THE PURCHASING PHYSICIAN AND/OR INSTITUTION HAS AGREED TO ACCEPT SERVICES FROM MEDICORE, INC. FOR EQUIPMENT, TRAINING AND CLINICAL SUPPORT. THAT SUPPORT INCLUDES THE FOLLOWING:


1. Preferred Provider Care will provide a 2-day balance medicine training program (focused on test reading) here in Jacksonville for all of your physicians and technician customers who require training and assistance for their new VNG private-label equipment. This seminar will include all training manuals, as well as the opportunity for hands on training for physicians and technicians and the opportunity for question and answer sessions with staff (underwritten by Preferred Provider Care.)

2. Attendees are responsible for their own travel arrangements, all travel costs and incidentals.

3. Ingen Technologies, Inc. will refer the customer to others services, inclusive of but not limited to, Medicare regulations, report readings, and billing/claim processing consults. The customer receives 5 free hours of professional services.





         Accepted By: __________________________________      __________________
                                Physician Name                       Date

                                             EXHIBIT-B

                                   PRODUCT LIST SOLD TO CUSTOMER


ITI  INGEN TECHNOLOGIES, INC.                                               PROFORMA INVOICE
285 E. COUNTY LINE ROAD
CALIMESA CA 92320
(800) 259-9622


       ITEM       QTY      PART NO.                    DESCRIPTION                        PRICE
---------------------------------------------------------------------------------------------------

         1        1ea.     Model-2000       Secure Balance 2 Channel VNG                $38,000.00
                                            Complete with computer system,
                                            1-Camera Goggle, Oculomotor Full-Field
                                              Projector
                                            Secure Balance(TM) Full Clinical VNG
                                              Software version 1.00
                                            Atmos Air Irrigator and Scope
                                            Installation and training (On-Site).
                                            2-Day Physician Interpretation Workshop
                                            Tower Computer or Laptop Notebook
                                            HP Color Printer

         2        1ea.     Model-4000       SPORTKAT Balance System                     $15,000.00
                                            Balance Therapy & Posturograhy Platform
                                            VVP Computer Data System
                                            Assessment & Treatment Software 3.02
                                            Flat Panel Display Computer System
                                            Base Unit 360 Degree Platform w/Tilt Sensor
                                            Handrails with Gauge Readout PSI
                                            DC-Power Supply
                                            Installation and Training (On-Site)

         3        1ea.                      2-Day Onsite Install & Training
                                            2-Day Phys. Interp. Workshop
                                            5 Hours on Medicare Compliance/Billing

                                            Full Warranty 1-Year
                                            Software Upgrades - No Charge


Grand Total                                                                             $53,000.00
                                                                                        ==========

                                   TAX AND FREIGHT NOT INCLUDED
---------------------------------------------------------------------------------------------------
50% DEPOSIT/50% DELIVERY                 FOB: CALIMESA CA                   DELIVERY: 2-4 WEEKS ARO
---------------------------------------------------------------------------------------------------

EXHIBIT 10.8


                                 AGREEMENT Ingen Technologies, Inc. and Joe Lawn

[INGEN LOGO]

INGEN TECHNOLOGIES, INC.
285 E. County Line Road, Calimesa California 92320
(800) 259-9622   FAX: (800) 777-1186


                              CONTRACTING AGREEMENT

This Agreement made effective as of this 1st day of October, 2004, by and between Joe Lawn, an individual, further referred to as the ("Contractor"), whose principal address is 306 Hampton Road, King Of Prussia, PA 19406; and INGEN TECHNOLOGIES, INC., A Nevada Corporation, further referred to as the ("Company"), whose principal address is 285 E. County Line Road, Calimesa, California 92320, and is made with reference to the following.

                                    RECITALS

A. The Company is a Medical Device Manufacturer, and in the business of providing medical products and services on a Global basis. Said products and services are inclusive of, but not limited to, vestibular function testing and balance testing.

B. The Company desires to exclusively engage the services of the Contractor to market physicians within the domestic United States to sell Secure Balance(TM) programs as described in Schedule-A. The Contractor also agrees to develop various markets for services for all of North America, as well as any future services that the Company deems authorized. The Company will use the Contractor as its' exclusive agent to provide those services described in Schedule-A.

C. The Company authorizes export rights to the Contractor for all sales of the Secure Balance (TM) program outside the United States. The Contractor accepts to sell the Secure Balance (TM) program outside the United States. The Secure Balance (TM) program includes the services and medical equipment as described in Exhibit-A.

C. The Contractor has the expertise, knowledge and resources for development and implementation of the services described in Schedule-A.

D. The Company will provide product, installation, training, market assistance, promotional materials and other developmental documentation used to promote said products and services in accordance to all laws of which govern the Company in this type of industry.

E. The Company desires to utilize the Contractor's expertise, knowledge and other resources for developing and promoting said services as described in the above Recitals for the purpose of establishing sales of vestibular testing products for the Contractor's client base, and as such, the Contractor desires to use the Company's client base for delivering the services as described in Schedule-A.

NOW, THEREFORE, the Parties mutually agree as follows:


1. In consideration of the Contractor furnishing the expertise, knowledge and other resources in providing said services and market assistance as set forth in the above Recitals hereof, the Company agrees to issue 100,000 Shares as Restricted Rule-144 public stock, in addition the Company will pay commissions of $4,000 for each VNG systems sold, and $1,500 for each therapy system sold. Such acceptance will be in the form of a signed agreement between the customer and the Company. The said transaction will be verification of acceptance and submitted to the Contractor.

2. The Company authorizes the Contractor to market, promote and sell the products and services of the Company as described in Exhibit-B. Any other products and services offered by the Company are not a part of this Agreement and may not be sold and/or marketed by the Contractor without the written permission or authorization from the Company.

3. As a part of the services specified herein, the Contractor accepts the above considerations and understands his/her rights to sell said services within the United States. The Contractor agrees to provide his/her "best efforts" to deliver those services as described in Schedule-A.

4. The Contractor is only responsible to market and sell the Secure Balance(TM) program. The Company is responsible to provide installation, training and support to the customer.

5. Except for the amounts paid to the Contractor as stated in paragraph-1 and within the Recitals herein, the Contractor shall not be entitled to other payment and/or reimbursement for expenses incurred pursuant to this Agreement. All costs and expenses incurred by the Contractor in rendering said services shall be reimbursed or advanced by the Company only upon written authorization to the Contractor by the Company.

6. The Company agrees to provide full and proper assistance to the Contractor inclusive of administrative support, technical support, and professional support on a best efforts basis and within regulatory guidelines and laws set forth for providing said services and without penalty to the Contractor.

7. The Contractor agrees to provide the Company with proper tax documentation and identification upon the signing of this Agreement in accordance to State and Federal tax laws.

8. The relationship between both parties created by this Agreement is that of principal ("the Company") and Outside Contractor ("the Contractor") in that the time spent and the professional manner in which the services are performed shall solely be the responsibility of the Contractor. However, the Contractor agrees to use their best and most diligent efforts, within all laws, to provide the resources and expertise under the terms and conditions setforth herein.

9. During the term of this Agreement the Contractor has the right to promote services, either directly and/or indirectly, to any entity that has a similar products as provided by the Company for the duration of this Agreement.

10. In consideration of the importance of confidentiality, non-disclosure and trade secrets, the Contractor acknowledges that during the course of this Agreement between the Company and the Contractor, the Contractor has had access to and will continue to have access to various confidential information and trade secrets consisting of compilations of information, records, specifications and trade lists, which are owned by the Company and which are regularly used in the operation of the Company's business. The Contractor specifically agrees to NOT distribute the product pricing of the Company, nor use the brand name on any of their pricing to their clients. Further, the Contractor will agree to keep confidential all material related to or made a part of this Agreement from any client, employee, associate and/or the like.

         In consideration of continued engagement through this Agreement during the period of the Agreement by the Company, the Contractor shall not disclose any of the aforesaid confidential information or trade secrets, directly or indirectly, nor use them in any way, either during the term of this Agreement or at any time thereafter, except as required in the Contractor's engagement with the Company, but does not include information already within the public domain at the time the information is acquired by the Contractor, or information that subsequently becomes public through no act or omission of the Contractor.

         In further consideration of continued engagement and during the period of the Agreement, all files, records, documents, drawings, specifications, equipment and similar items relating to the business of the Company, whether prepared by the Contractors or otherwise, coming into the Contractor's possession shall remain the exclusive property of the Company and shall not be removed from the Company's premises under any circumstances whatsoever without prior written consent of the Company.

11. This Agreement shall continue in effect for a period of two years (2-yrs), and may be continued thereafter only by the express mutual agreement of both parties. This agreement may be terminated only for cause or breech of any terms and conditions setforth herein.

12. This document contains the entire Agreement of the parties relating to this Agreement and correctly sets forth the rights, duties and obligations of all parties hereto. Any prior agreements, promises, negotiations and/or representations not expressly set forth in this Agreement is of no force and effect.

13. No waiver of any term or condition of this Agreement shall be deemed or construed to be a waiver of such term or condition in the future, or of any preceding or subsequent breach of the same or any other term or condition of this or any other agreement. All remedies, rights, undertakings, obligations and agreements contained in this Agreement shall be cumulative and none of them shall be in limitation of any other remedy, right, undertaking, obligation or agreement of either party hereto.

14. No amendment or modification of this Agreement or of any covenant, condition or limitation herein contained shall be valid unless in writing and duly executed by the party to be charged therewith. Unless otherwise specifically set forth under a particular provision, any amendment or modification shall require the overall consent of both parties.

15. Nothing contained in this Agreement shall be construed so as to require the commission of any act contrary to law, and whenever there is a conflict between any provision of this Agreement and any statute, law, ordinance, rule, order or regulation, the later shall prevail, but in such event any such provision of this Agreement shall be curtailed and limited only to the extent necessary to bring it within the legal requirements.

16. This Agreement, and all rights and obligations contained herein shall be binding on and inure to the benefit of the parties hereto and their respective heirs, executors, legal and personal representatives, successors and assigns. It is also specifically agreed and understood that this Agreement shall be binding upon any successor-in-interest to the Company by way of merger, consolidation or otherwise.

17. Any controversy arising out of or in connection with this Agreement, or any amendment thereof, shall be determined and settled by arbitration in accordance with the rules of the American Arbitration Association. The venue for such arbitration shall be exclusively San Bernardino County, the State of California, and any award rendered shall be final and binding on each and all of the parties thereto and their successor-in-interest, and judgment may be entered thereon in any court having jurisdiction thereon. In any such proceeding, the Arbitrator shall be and hereby is empowered to render an award directing specific performance. Each individual party shall take responsibility for obligations pertaining to costs associated with their own legal representation.

18. All notices among the parties hereto shall be in writing and shall be deemed duly served when personally delivered to another party or, in lieu of such personal service, when deposited in the United States mail, certified and return receipt requested, with first class postage prepaid thereon, addressed as set forth above, or in such other place as may be specified in any written notice given pursuant to this paragraph as the address for service of notice. All notices shall be delivered to the parties addresses as witnessed below.

                           Company: Scott Sand, CEO & Chairman Ingen Technologies, Inc.
                                                     285 E. County Line Rd.
                                                     Calimesa, CA 92320
                                                     (800) 259-9622
                                                     Tax ID No. 88-0429044

                           Contractor:               Joe Lawn
                                                     306 Hampton Rd.
                                                     King Of Prussia, PA 19406
                                                     (610) 715-1495


19. This Agreement shall be governed and construed in accordance with laws of the State of California.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first set forth above and agree to all of the terms and conditions of this Agreement setforth herein.


         The Contractor:

                           /S/ JOE LAWN                          October 1, 2004
                           ----------------------------------    ---------------
                           Joe Lawn, Individual                       Date


         The Company:

                           /S/ SCOTT SAND                        October 1, 2004
                           ----------------------------------    ---------------
                           Scott Sand, CEO                            Date

                                   SCHEDULE-A

                  SERVICES PROVIDED BY INGEN TECHNOLOGIES, INC
                  --------------------------------------------


1. Preferred Provider Care will provide a 2-day balance medicine training program (focused on test reading) here in Jacksonville for all of your physicians and technician customers who require training and assistance for their new VNG private-label equipment. This seminar will include all training manuals, as well as the opportunity for hands on training for physicians and technicians and the opportunity for question and answer sessions with staff (underwritten by Preferred Provider Care.)

2. Attendees are responsible for their own travel arrangements, all travel costs and incidentals.

3. Ingen Technologies, Inc. will provide equipment, training and clinical support to the physician.





Contract will be valid for two years.



-----------------------------------
Scott Sand, CEO & Chairman

                                    EXHIBIT-A

                         PHYSICIAN ACCEPTANCE AGREEMENT

         THE PURCHASING PHYSICIAN AND/OR INSTITUTION HAS AGREED TO ACCEPT SERVICES FROM MEDICORE, INC. FOR EQUIPMENT, TRAINING AND CLINICAL SUPPORT. THAT SUPPORT INCLUDES THE FOLLOWING:


1. Preferred Provider Care will provide a 2-day balance medicine training program (focused on test reading) here in Jacksonville for all of your physicians and technician customers who require training and assistance for their new VNG private-label equipment. This seminar will include all training manuals, as well as the opportunity for hands on training for physicians and technicians and the opportunity for question and answer sessions with staff (underwritten by Preferred Provider Care.)

2. Attendees are responsible for their own travel arrangements, all travel costs and incidentals.

3. Ingen Technologies, Inc. will refer physicians to MediCore, Inc., and MediCore will provide equipment, technician and clinical support to the physician.

4. MediCore, Inc. will provide a contract agreement with the Physician regarding considerations for providing equipment, technician and clinical support.





         Accepted By: __________________________________      __________________
                                Physician Name                       Date

                                             EXHIBIT-B

                                   PRODUCT LIST SOLD TO CUSTOMER


ITI  INGEN TECHNOLOGIES, INC.                                               PROFORMA INVOICE
285 E. COUNTY LINE ROAD
CALIMESA CA 92320
(800) 259-9622


       ITEM       QTY      PART NO.                    DESCRIPTION                        PRICE
---------------------------------------------------------------------------------------------------

         1        1ea.     Model-2000       Secure Balance 2 Channel VNG                $38,000.00
                                            Complete with computer system,
                                            1-Camera Goggle, Oculomotor Full-Field
                                              Projector
                                            Secure Balance(TM) Full Clinical VNG
                                              Software version 1.00
                                            Atmos Air Irrigator and Scope
                                            Installation and training (On-Site).
                                            2-Day Physician Interpretation Workshop
                                            Tower Computer or Laptop Notebook
                                            HP Color Printer

         2        1ea.     Model-4000       SPORTKAT Balance System                     $15,000.00
                                            Balance Therapy & Posturograhy Platform
                                            VVP Computer Data System
                                            Assessment & Treatment Software 3.02
                                            Flat Panel Display Computer System
                                            Base Unit 360 Degree Platform w/Tilt Sensor
                                            Handrails with Gauge Readout PSI
                                            DC-Power Supply
                                            Installation and Training (On-Site)

                                            Full Warranty 1-Year
                                            Software Upgrades - No Charge


Grand Total                                                                             $53,000.00
                                                                                        ==========

                                   TAX AND FREIGHT NOT INCLUDED
---------------------------------------------------------------------------------------------------
  NET 30 DAYS                           FOB: OCEANSIDE CA                DELIVERY: 2-4 WEEKS ARO
---------------------------------------------------------------------------------------------------

EXHIBIT 10.9


 Contract Agreement between Ingen Technologies, Inc. and Lifetime Controls, Inc.

[INGEN LOGO]

INGEN TECHNOLOGIES, INC.


                              CONTRACTOR AGREEMENT

This is a Work for Hire agreement between INGEN TECHNOLOGIES, INC having its principal office at 285 East County Line Road Calimesa, Ca 92320 (hereinafter referred to as the "Company".), and Lifetime Controls Inc. whose local address is 5813 Highland Springs Rd., Lakeport, Ca 95453, (hereinafter referred to as the "Contractor").

PURPOSE OF AGREEMENT

The purpose of this Agreement is to establish terms and conditions for services performed by the Contractor for the Company, in support of the Company's software and or hardware engineering needs.

SCOPE OF AGREEMENT

The Contractor will perform all items within Attachement-A and Attachment-B for a total cost of $69,420 and within a four (4) month period commencing on August 1, 2005. This is a work for hire agreement. The Contractor shall perform the work, which is specified in the attachment. This Agreement includes only the items that are described in this agreement. Any other items must be agreed to in writing by both parties as extensions to this agreement. A schedule is attached to this agreement. Either party may propose changes to this agreement. If changes affect the schedule more than 30 days, a new schedule may be negotiated and agreed to in writing by both parties.

TERMS OF AGREEMENT

This Agreement begins on 7-15-2005. The Contractor agrees to deliver the items specified in the attachments within four (4) months of the commencement date. Either the Company or the Contractor may terminate this Agreement at any time, only with cause, by giving the other party forty-eight (48) hours written notice of termination. If termination is due to failure to perform, the other party has 7 working days to correct the failure. In the event of termination all confidentiality, assignment of intellectual property and warranties remain in effect unless termination of these is agreed in writing by the Company.

COMPENSATION

The Company will advance 50% and/or $34,710.00 of the total amount of the contract to the Contractor. Upon successful completion of the contract, the Company will pay the remaining 50% and/or $34,710.00. Failure to complete this Contract by the Contractor will result in the reimbursement of all monies paid by the Company.

THE CONTRACTOR IS AN INDEPENDENT CONTRACTOR

The Contractor is an independent contractor and is not an agent or employee of the Company. The Contractor will be responsible for determining the manner and means of fulfilling the contract and for all legal requirements applicable to independent contractors. The Contractor will maintain his or her own business operation. Neither the Contractor nor the Company intends to establish an employer-employee relationship and both parties agree that the Contractor is not an employee for state or federal tax purposes.

CONFIDENTIALITY REQUIREMENT

The Contractor shall maintain as confidential and proprietary any information that the Company so identifies and any information that can reasonably be presumed to be such. This obligation shall cease when such information becomes publicly available by the Company or rightful publication by others.

ASSIGNMENT OF INTELLECTUAL PROPERTY RIGHTS

All rights, title, and interest in any intellectual property (conceived either individually or jointly), including any inventions, patents, trademarks, or copyrights and which arise out of the Contractor's performance under this Agreement, are the property of the Company. Works of authorship created by the Contractor for the Company in the performance of this Agreement are the works made for hire as defined under U.S. Copyright Law.

WARRANTY AND INDEMNIFICATION

The Contractor warrants that any work performed under this Agreement will be original, will not have been previously published in whole or in part, and will not have been previously assigned, licensed or otherwise encumbered. In performance of its obligations under this Agreement, the Contractor shall to the best of the Contractor's knowledge and ability avoid infringement of any patent, copyright, or trademark, or the disclosure of any trade secret or other confidential and proprietary property of any other third party. Even when permission has been obtained from the affected third parties, the Contractor agrees that it shall not knowingly furnish or use any such patented or copyrighted information or any such mask work or trademarks in the performance of this Agreement, nor shall the Contractor knowingly use the trade secrets or other confidential and proprietary information of the Contractor or others, without the prior written consent of the Company.

The Contractor shall indemnify the Company in the event of an infringement action by any third party against the Company arising out of the Contractor's willful use of any patents, copyrights, trademarks, trade secrets, or other confidential and proprietary information as determined by a court of competent jurisdiction Contractor and Company grant each other mutual waivers of incidental and consequential damages. In the event that a claim is unsuccessful, Contractor shall incur no liability.

MISCELLANEOUS

The provisions of this Agreement shall be governed by the laws of the State of California, and all dispute resolution proceedings shall take place in the appropriate forum in California. All disputes and disagreements (except for matters for which injunctive relief is sought pending arbitration) shall be resolved by binding arbitration before a single arbitrator in California in accordance with the Rules of the American Arbitration Association.

ATTACHMENTS

The Contractor shall perform the following software development, hardware design and programming, product consulting and general support for the OxyAlert(TM) pursuant to the attachments contained herein.

WARRANTY

All engineering work will be warranted for one year from end of engineering phases. During that time, any engineering labor that was done incorrectly, or was clearly not in compliance with agreed any/all written specification(s), shall be corrected at no cost. This Agreement sets forth the entire understanding of the parties.


Both parties have read this Agreement and all of the attachments hereof, and thereby understand and accept all of the terms and conditions set forth herein.



------------------------------------------------             -----------------
Scott R. Sand, CEO Ingen Technologies, Inc.                        Date


------------------------------------------------             -----------------
David Kimmich, President Lifetime Controls, Inc.                   Date

ATTACHMENT-A

                                  SCOPE OF WORK

INGEN STAND ALONE FIXED VALUE OXYGEN TANK LOW PRESSURE
DETECTION AND ALERT SYSTEM DESIGN

A.       Fixed Value Stand Alone Tank Unit with:

         1.       Standard non rechargeable battery
         2.       Lights for normal operating, low battery, and alarm
         3. Detection of removal for system shut down (based on ultra low pressure)
         4.       Sounder to alert user of low pressure and low battery
         5.       Interfacing off the shelf pressure sensor
         6.       Integration of standard analog off the shelf gage
         7.       Modification of off the shelf plastic enclosure
         8.       PCB design, layout, and Gerber files (RF ready)
         9.       Integration of Gage, Sensor, PCB, and Enclosure
         10.      Support of production of first articles
         11.      Project management of process
         12.      Regular progress meetings
         13. A four calendar month completion schedule (assuming no delays beyond our control or those caused by others)

B. Ingen will be responsible for non engineering services and material to include:

         14. Tanks, regulators, devices to simulate pressure falling over a short period to speed up development.
         15. Any knowledge and hardware needed to facilitate engineering groups understand of how to best interface to field devices such as tanks & regulators.
         16. One time non reoccurring engineering to make PCBs, enclosures, and mechanical alterations to devices
         17.      Manufacturing costs for production level first articles
         18.      Parts and materials to produce first articles
         19. Any expediting and or shipping needed to meet customer goals in making first articles

                  [X] All costs incurred in section B will be with prior knowledge and with prior approval by Ingen representative

ATTACHMENT-B

      OxyAlert Tank Unit with LED, Sounder, and Transmitter Block Diagram





                             [DIAGRAM APPEARS HERE]

------------------------------------------------------------------------------------------------------------------------------------
        OXYALERT                                                               PROOF OF CONCEPT / PRODUCTION MODEL      6/23/2005
------------------------------------------------------------------------------------------------------------------------------------
        ELECTRONIC ENGINEERING DESIGN COSTS
------------------------------------------------------------------------------------------------------------------------------------
   1    TANK MODULE - ANALOG OF-THE -SHELF SENSOR - INTEGRATED                   ELECTRICAL   MECHANICAL   APPLICATION
        RADIO TRANSMITTER READY - ELECTRONIC DESIGN                              ENGINEERING  ENGINEERING  ENGINEERING  PHASE TOTAL
------------------------------------------------------------------------------------------------------------------------------------
        Micro Research & Test                                                         12                      4
        Battery Research & Test                                                        6                      8
        Gage/Sensor Integration                                                        4          8           8
        Sounder Research & Test                                                                               6
        1 line diagram                                                                 8                      2
        Mechanical drawings & Integration                                                        20
        Housing Design                                                                           12
        Board size & Component Layout                                                  8                      8
        Cad Layout of PCB                                                                        12
        PCB Trace Routing                                                                        20
        Test of PCB Circuit & components (prototype)                                  16                      4
        Re work & Re-test                                                              8                      4
        Stage & Initialize Micro                                                      14
        Wake up & Power Control                                                       16
        Battery Monitoring - Programming & Components                                 16
        Sleep Design for Battery Power Reduction                                      16
        Test Battery Consumption on circuit                                            8
        Peizo Sounder Integration                                                      2
        Low Batt LED Integration                                                       4
        TO State LED for Tank Status Integration                                       6
        Regulator/Filtering                                                            6
        Micro Programming (sounder, radio interface, static low pressure)             40
        Alpha Test first production unit                                               8                      8
        Re-work & Re-test                                                              8                      4
        Project meetings - 2 hours per meeting 2x per month - 6 months                12          0           12
        Documentation                                                                                         8
------------------------------------------------------------------------------------------------------------------------------------
   HRS                                                                                218        72           76          366
------------------------------------------------------------------------------------------------------------------------------------
  COST                                                                           $28,340.00   $9,360.00   $9,880.00   $ 47,580.00
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                 ELECTRICAL   MECHANICAL   APPLICATION
    2   RADIO & CIRCUIT AS PART OF STAND ALONE UNIT                              ENGINEERING  ENGINEERING  ENGINEERING  PHASE TOTAL
------------------------------------------------------------------------------------------------------------------------------------
        Choose Eval Units                                                              8                      16
        Test Radios                                                                    8                      8
        Choose Micro
        1 line Diagram                                                                 6                      2
        Board Layout                                                                   8                      8
        Cad Layout                                                                                8
        PCB Routing                                                                              12
        Test of PCB Circuit                                                            8
        Test Components                                                                8
        Antenna design                                                                12
        Range Test                                                                                            8
        Re work & Re-test                                                              0                      8
        Micro Programming                                                             16
        Mechanical design & integration                                                           4
        Housing Design                                                                            4
        Alpha Test                                                                     8                      8
        Re-work & Re-test
        Documentation
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL                                                                               82         28           58          168
------------------------------------------------------------------------------------------------------------------------------------
  COSTS                                                                          $10,660.00   $3,640.00   $7,540.00   $ 21,840.00
------------------------------------------------------------------------------------------------------------------------------------
        PROJECT TOTAL                                                                                                 $ 69,420.00
------------------------------------------------------------------------------------------------------------------------------------

            PRODUCTION COST
            BUDGETARY ESTIMATES

-------------------------------------------------------------------------------
             STAND ALONE TANK UNIT W/GAGE/ 500 PSI    ESTIMATED      NOT TO
   Item #             ANALOG SWITCH/RADIO            PARTS COST    EXCEED NRE
-------------------------------------------------------------------------------
     1                   Microcomputer                 $10.00        $0.00
-------------------------------------------------------------------------------
     2                    Battery TBD                   $6.00        $0.00
-------------------------------------------------------------------------------
     3                      Crystal                     $3.30        $0.00
-------------------------------------------------------------------------------
     4                   Tri-state LED                  $1.50        $0.00
-------------------------------------------------------------------------------
     5                  Low Battery LED                 $0.83        $0.00
-------------------------------------------------------------------------------
     6                       Peizo                      $5.00        $0.00
-------------------------------------------------------------------------------
     8            Generic Gage with machining          $15.00       $250.00
-------------------------------------------------------------------------------
     9               Supporting Components              $9.90        $0.00
-------------------------------------------------------------------------------
     10                       PCB                      $16.50       $200.00
-------------------------------------------------------------------------------
     11                    Enclosure                   $18.00       $300.00
-------------------------------------------------------------------------------
     12                 Assembly & Test                $29.00       $850.00
-------------------------------------------------------------------------------
     13              3rd party Radio Board             $10.00       $250.00
-------------------------------------------------------------------------------
     15                3rd Party Sensor                $40.00      $1,000.00
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
    Estimated TOTAL per unit less than 50 units        $165.03     $2,850.00
-------------------------------------------------------------------------------

                   Actual cost may vary - if costs exceed 15% additional, Ingen approval will be required


ESTIMATED ENGINEERING TIME LINE
OXYALERT PROJECT TASK
------------------------------------------------------------------------------------------------------------------------------------
TANK UNIT              8/1  8/8  8/15  8/22  8/29  9/5  9/12  9/19  9/26  10/3  10/10  10/17 10/24  10/31  11/7  11/14  11/21  11/28
------------------------------------------------------------------------------------------------------------------------------------
Sensor Procurement      X    X
------------------------------------------------------------------------------------------------------------------------------------
Selecting Components    X    X
------------------------------------------------------------------------------------------------------------------------------------
Draw Shematic                     X
------------------------------------------------------------------------------------------------------------------------------------
Layout PCB                              X     X
------------------------------------------------------------------------------------------------------------------------------------
Manufacture PCB                                     X     X
------------------------------------------------------------------------------------------------------------------------------------
Procure Components                            X     X     X
------------------------------------------------------------------------------------------------------------------------------------
Populate PCB                                                   X     X
------------------------------------------------------------------------------------------------------------------------------------
Program Micro                                                              X      X      X
------------------------------------------------------------------------------------------------------------------------------------
Mechanical Design                                   X
------------------------------------------------------------------------------------------------------------------------------------
Procure Enclosure                                         X
------------------------------------------------------------------------------------------------------------------------------------
Design Enclosure                                               X     X
------------------------------------------------------------------------------------------------------------------------------------
Manufacture Enclosure                                                      X      X      X
------------------------------------------------------------------------------------------------------------------------------------
Test Assembly                                                                                  X      X
------------------------------------------------------------------------------------------------------------------------------------
Re Program and Modify                                                                                        X      X
  System
------------------------------------------------------------------------------------------------------------------------------------
Final Test & Assembly                                                                                                     X      X
------------------------------------------------------------------------------------------------------------------------------------

DELIVERABLES

         1. BATTERY OPERATED STAND ALONE OXYALERT WITH 500 PSI DETECTION, OFF TANK SHUT DOWN, RF OUTPUT, LIGHTS AND ALERTS SOUNDS
         2. RF DEMONSTRATION TO PC ACTING AS RECEIVER SHOWING DATA TRANSMISSIONS FROM STAND ALONE UNIT
         3.       GERBER FILES
         4.       FIRMWARE CODE
         5.       MECHANICAL DRAWINGS

EXHIBIT 10.10


                           AGREEMENT Ingen Technologies, Inc. and MediCore, Inc.


ITI | INGEN TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
                              285 E. County Line Road, Calimesa California 92320
                                              (800) 259-9622 FAX: (800) 777-1186


                              CONSULTING AGREEMENT

 This Agreement made effective as of this 1st day of September, 2004, by and between MediCore, a California Corporation doing business in the State of California, further referred to as the ("Consultant"), whose principal corporate offices are located at 14140 Ventura Blvd., Suite 204, Sherman Oaks, CA 91423; and INGEN TECHNOLOGIES, INC., A Nevada Corporation, further referred to as the ("Company"), whose principal address is 285 E. County Line Road, Calimesa, California 92320, and is made with reference to the following.

                                    RECITALS

A. The Company is a Medical Device Manufacturer, and in the business of providing medical products and services on a Global basis. Said products and services are inclusive of, but not limited to, vestibular function testing and balance testing.

B. The Company desires to exclusively engage the services of the Contractor to market physicians within the domestic United States to sell VNG programs as described in Schedule-A. The Contractor also agrees to develop various markets for services for all of North America, as well as any future services that the Company deems authorized. The Company will use the Contractor as its' exclusive agent to provide those services described in Schedule-A.

C. The Company grants exclusive export rights to the Contractor for all sales of the Secure Balance (TM) program outside the United States. The Contractor accepts the exclusive rights to export the Secure Balance
         (TM) program outside the United States. The Secure Balance (TM) program includes the services in Schedule-A and medical equipment as described in Exhibit-A.

C. The Contractor has the expertise, knowledge and resources for development and implementation of the services described in Schedule-A.

D. The Company will provide product, installation, training, market assistance, promotional materials and other developmental documentation used to promote said products and services in accordance to all laws of which govern the Company in this type of industry. If the customer decides to purchase the products sold by the Company, those items and pricing are listed in Exhibit-B. The company agrees to sell the same products to the Contractor at a discounted price of $ 27,000 for the VNG and $12,000 for the SportKat.

E. The Company desires to utilize the Contractor's expertise, knowledge and other resources for developing and promoting said services as described in the above Recitals for the purpose of establishing sales of vestibular testing products for the Contractor's client base, and as such, the Contractor desires to use the Company's client base for delivering the services as described in Schedule-A.



NOW, THEREFORE, the Parties mutually agree as follows:


1. In consideration of the Contractor furnishing the expertise, knowledge and other resources in providing said services and market assistance as set forth in the above Recitals hereof, the Company agrees to issue 500,000 Shares as Restricted Rule-144 common stock, in addition the Company will provide equipment to the Contractor for each VNG product sale that includes a signed Acceptance Agreement from the customer. Such acceptance will be in the form of a signed agreement between the customer and the Company. The said transaction will be verification of acceptance and submitted to the Contractor. If the customer decides to purchase a system, the Company agrees to pay a commission of 15% of the total sale to the Contractor.

2. The Company authorizes the Contractor to market, promote and sell the products and services of the Company as described in Exhibit-B. Any other products and services offered by the Company are not a part of this Agreement and may not be sold and/or marketed by the Contractor without the written permission or authorization from the Company.

3. As a part of the services specified herein, the Contractor accepts the above considerations and understands his/her rights to sell said services within the United States. The Contractor agrees to provide his/her "best efforts" to deliver those services as described in Schedule-A.

4. The Contractor agrees to provide the services as described in Schedule-A. The Contractor is not obligated to any exclusive arrangements with the Company. The Company is not obligated to provide a minimum or maximum quota of customers to commit for the Contractor. The Contractor agrees to provide the services to the customer within 30 days after the customer has received the merchandise as described in Exhibit-B and the Company has submitted the signed Acceptance Agreement, with full payment, to the Contractor .

5. Except for the amounts paid to the Contractor as stated in paragraph-1 and within the Recitals herein, the Contractor shall not be entitled to other payment and/or reimbursement for expenses incurred pursuant to this Agreement. All costs and expenses incurred by the Contractor in rendering said services shall be reimbursed or advanced by the Company only upon written authorization to the Contractor by the Company.

6. The Company agrees to provide full and proper assistance to the Contractor inclusive of administrative support, technical support, and professional support on a best efforts basis and within regulatory guidelines and laws set forth for providing said services and without penalty to the Contractor.

7. The Contractor agrees to provide the Company with proper tax documentation and identification upon the signing of this Agreement in accordance to State and Federal tax laws.

8. The relationship between both parties created by this Agreement is that of principal ("the Company") and Outside Contractor ("the Contractor") in that the time spent and the professional manner in which the services are performed shall solely be the responsibility of the Contractor. However, the Contractor agrees to use their best and most diligent efforts, within all laws, to provide the resources and expertise under the terms and conditions setforth herein.

9. During the term of this Agreement the Contractor has the right to promote services, either directly and/or indirectly, to any entity that has a similar products as provided by the Company for the duration of this Agreement.

10. In consideration of the importance of confidentiality, non-disclosure and trade secrets, the Contractor acknowledges that during the course of this Agreement between the Company and the Contractor, the Contractor has had access to and will continue to have access to various confidential information and trade secrets consisting of compilations of information, records, specifications and trade lists, which are owned by the Company and which are regularly used in the operation of the Company's business. The Contractor specifically agrees to NOT distribute the product pricing of the Company, nor use the brand name on any of their pricing to their clients. Further, the Contractor will agree to keep confidential all material related to or made a part of this Agreement from any client, employee, associate and/or the like.

         In consideration of continued engagement through this Agreement during the period of the Agreement by the Company, the Contractor shall not disclose any of the aforesaid confidential information or trade secrets, directly or indirectly, nor use them in any way, either during the term of this Agreement or at any time thereafter, except as required in the Contractor's engagement with the Company, but does not include information already within the public domain at the time the information is acquired by the Contractor, or information that subsequently becomes public through no act or omission of the Contractor.

         In further consideration of continued engagement and during the period of the Agreement, all files, records, documents, drawings, specifications, equipment and similar items relating to the business of the Company, whether prepared by the Contractors or otherwise, coming into the Contractor's possession shall remain the exclusive property of the Company and shall not be removed from the Company's premises under any circumstances whatsoever without prior written consent of the Company.

11. This Agreement shall continue in effect for a period of two years (2-yrs), and may be continued thereafter only by the express mutual agreement of both parties. This agreement may be terminated only for cause or breech of any terms and conditions setforth herein.

12. This document contains the entire Agreement of the parties relating to this Agreement and correctly sets forth the rights, duties and obligations of all parties hereto. Any prior agreements, promises, negotiations and/or representations not expressly set forth in this Agreement is of no force and effect.

13. No waiver of any term or condition of this Agreement shall be deemed or construed to be a waiver of such term or condition in the future, or of any preceding or subsequent breach of the same or any other term or condition of this or any other agreement. All remedies, rights, undertakings, obligations and agreements contained in this Agreement shall be cumulative and none of them shall be in limitation of any other remedy, right, undertaking, obligation or agreement of either party hereto.

14. No amendment or modification of this Agreement or of any covenant, condition or limitation herein contained shall be valid unless in writing and duly executed by the party to be charged therewith. Unless otherwise specifically set forth under a particular provision, any amendment or modification shall require the overall consent of both parties.

15. Nothing contained in this Agreement shall be construed so as to require the commission of any act contrary to law, and whenever there is a conflict between any provision of this Agreement and any statute, law, ordinance, rule, order or regulation, the later shall prevail, but in such event any such provision of this Agreement shall be curtailed and limited only to the extent necessary to bring it within the legal requirements.

16. This Agreement, and all rights and obligations contained herein shall be binding on and inure to the benefit of the parties hereto and their respective heirs, executors, legal and personal representatives, successors and assigns. It is also specifically agreed and understood that this Agreement shall be binding upon any successor-in-interest to the Company by way of merger, consolidation or otherwise.

17. Any controversy arising out of or in connection with this Agreement, or any amendment thereof, shall be determined and settled by arbitration in accordance with the rules of the American Arbitration Association. The venue for such arbitration shall be exclusively San Bernardino County, the State of California, and any award rendered shall be final and binding on each and all of the parties thereto and their successor-in-interest, and judgment may be entered thereon in any court having jurisdiction thereon. In any such proceeding, the Arbitrator shall be and hereby is empowered to render an award directing specific performance. Each individual party shall take responsibility for obligations pertaining to costs associated with their own legal representation.

18. All notices among the parties hereto shall be in writing and shall be deemed duly served when personally delivered to another party or, in lieu of such personal service, when deposited in the United States mail, certified and return receipt requested, with first class postage prepaid thereon, addressed as set forth above, or in such other place as may be specified in any written notice given pursuant to this paragraph as the address for service of notice. All notices shall be delivered to the parties addresses as witnessed below.

                       Company: Scott Sand, CEO & Chairman Ingen Technologies, Inc.
                                                 285 E. County Line Rd.
                                                 Calimesa, CA 92320
                                                 (800) 259-9622
                                                 Tax ID No. 88-0429044

                       Contractor:               Inga Gefter, President
                                                 MediCore, Inc.
                                                 14140 Ventura Blvd., Suite 204
                                                 Sherman Oaks, CA 91423


19. This Agreement shall be governed and construed in accordance with laws of the State of California.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first set forth above and agree to all of the terms and conditions of this Agreement setforth herein.


         The Contractor:

                           /S/ INGA GEFTER                     September 1, 2004
                           ---------------------------------   -----------------
                           Inga Gefter, President                    Date


         The Company:

                           /S/ SCOTT SAND                      September 1, 2004
                           ----------------------------------  -----------------
                           Scott Sand, CEO                           Date

                                   SCHEDULE-A

        SERVICES PROVIDED BY INGEN TECHNOLOGIES, INC. AND MEDICORE, INC.
        ----------------------------------------------------------------


1. Preferred Provider Care will provide a 2-day balance medicine training program (focused on test reading) here in Jacksonville for all of your physicians and technician customers who require training and assistance for their new VNG private-label equipment. This seminar will include all training manuals, as well as the opportunity for hands on training for physicians and technicians and the opportunity for question and answer sessions with staff (underwritten by Preferred Provider Care.)

2. Attendees are responsible for their own travel arrangements, all travel costs and incidentals.

3. Ingen Technologies, Inc. will refer physicians to MediCore, Inc., and MediCore will provide equipment, technician and clinical support to the physician.

4. MediCore, Inc. will provide a contract agreement with the Physician regarding considerations for providing equipment, technician and clinical support.





Contract will be valid for two years.


-----------------------------------
Scott Sand, CEO & Chairman

                                    EXHIBIT-A

                         PHYSICIAN ACCEPTANCE AGREEMENT

         THE PURCHASING PHYSICIAN AND/OR INSTITUTION HAS AGREED TO ACCEPT SERVICES FROM MEDICORE, INC. FOR EQUIPMENT, TRAINING AND CLINICAL SUPPORT. THAT SUPPORT INCLUDES THE FOLLOWING:


1. Preferred Provider Care will provide a 2-day balance medicine training program (focused on test reading) here in Jacksonville for all of your physicians and technician customers who require training and assistance for their new VNG private-label equipment. This seminar will include all training manuals, as well as the opportunity for hands on training for physicians and technicians and the opportunity for question and answer sessions with staff (underwritten by Preferred Provider Care.)

2. Attendees are responsible for their own travel arrangements, all travel costs and incidentals.

3. Ingen Technologies, Inc. will refer physicians to MediCore, Inc., and MediCore will provide equipment, technician and clinical support to the physician.

4. MediCore, Inc. will provide a contract agreement with the Physician regarding considerations for providing equipment, technician and clinical support.





         Accepted By: __________________________________      __________________
                                Physician Name                       Date

                                             EXHIBIT-B

                                   PRODUCT LIST SOLD TO CUSTOMER


ITI  INGEN TECHNOLOGIES, INC.                                               PROFORMA INVOICE
285 E. COUNTY LINE ROAD
CALIMESA CA 92320
(800) 259-9622

Date: OPEN

SOLD TO: Client                                                        SHIP TO: Client

       ITEM       QTY      PART NO.                    DESCRIPTION                        PRICE
---------------------------------------------------------------------------------------------------

         1        1ea.     Model-2000       Secure Balance 2 Channel VNG                $38,000.00
                                            Complete with computer system,
                                            1-Camera Goggle, Oculomotor Full-Field
                                              Projector
                                            Secure Balance(TM) Full Clinical VNG
                                              Software version 1.00
                                            Atmos Air Irrigator and Scope
                                            Installation and training (On-Site).
                                            2-Day Physician Interpretation Workshop
                                            Tower Computer or Laptop Notebook
                                            HP Color Printer

         2        1ea.     Model-4000       SPORTKAT Balance System                     $15,000.00
                                            Balance Therapy & Posturograhy Platform
                                            VVP Computer Data System
                                            Assessment & Treatment Software 3.02
                                            Flat Panel Display Computer System
                                            Base Unit 360 Degree Platform w/Tilt Sensor
                                            Handrails with Gauge Readout PSI
                                            DC-Power Supply
                                            Installation and Training (On-Site)

                                            Full Warranty 1-Year
                                            Software Upgrades - No Charge


Grand Total                                                                             $53,000.00
                                                                                        ==========

                                   TAX AND FREIGHT NOT INCLUDED
---------------------------------------------------------------------------------------------------
   NET 30 DAYS                         FOB: OCEANSIDE CA                   DELIVERY: 2-4 WEEKS ARO
---------------------------------------------------------------------------------------------------

EXHIBIT 10.11


           AGREEMENT Ingen Technologies, Inc. and Preferred Provider Care, Inc..


ITI | INGEN TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
                              285 E. County Line Road, Calimesa California 92320
                                              (800) 259-9622 FAX: (800) 777-1186


                              CONSULTING AGREEMENT

 This Agreement made effective as of this 1st day of August, 2004, by and between PREFERRED PROVIDER CARE, INC., a Florida Corporation doing business in the State of Florida, further referred to as the ("Consultant"), whose principal corporate offices are located at 3728 Philips Highway, Suite 31, Jacksonville, Florida 32207; and INGEN TECHNOLOGIES, INC., A Nevada Corporation, further referred to as the ("Company"), whose principal address is 285 E. County Line Road, Calimesa, California 92320, and is made with reference to the following.

                                    RECITALS

A. The Company is a Medical Device Manufacturer, and in the business of providing medical products and services on a Global basis. Said products and services are inclusive of, but not limited to, vestibular function testing and balance testing.

B. The Company desires to exclusively engage the services of the Contractor to provide physician training and physician support services as described in Schedule-A. The Contractor also agrees to develop various markets for services for all of North America, as well as any future services that the Company deems authorized. The Company will use the Contractor as its' exclusive agent to provide those services described in Schedule-A.

C. The Contractor has the expertise, knowledge and resources for development and implementation of the services described in Schedule-A.

D. The Company will provide product, installation, training, market assistance, promotional materials and other developmental documentation used to promote said products and services in accordance to all laws of which govern the Company in this type of industry.

E. The Company desires to utilize the Contractor's expertise, knowledge and other resources for developing and promoting said services as described in the above Recitals for the purpose of establishing sales of vestibular testing products for the Contractor's client base, and as such, the Contractor desires to use the Company's client base for delivering the services as described in Schedule-A.

NOW, THEREFORE, the Parties mutually agree as follows:


1. In consideration of the Contractor furnishing the expertise, knowledge and other resources in providing said services and market assistance as set forth in the above Recitals hereof, the Company agrees to pay to the Contractor a consulting fee of $3,500 (Three Thousand Five Hundred Dollars) for each VNG product sale that includes a signed Acceptance Agreement from the customer. The said fee will be paid only if the purchasing physician or institution agrees to and signs the Acceptance Agreement to utilize those services from the Contractor as described in Schedule-A. Such acceptance will be in the form of a signed agreement between the customer and the Company. The said transaction will be verification of acceptance and submitted to the Contractor. The Company agrees to submit the payment of $3,500 with the copy of the signed acceptance agreement. Attached is a sample Acceptance Agreement as Exhibit-A.

2. The Company authorizes the Contractor to market, promote and sell the products and services of the Company as described in Exhibit-B. Any other products and services offered by the Company are not a part of this Agreement and may not be sold and/or marketed by the Contractor without the written permission or authorization from the Company.

3. As a part of the services specified herein, the Contractor accepts the above considerations and understands his/her rights to sell said services within the United States. The Contractor agrees to provide his/her "best efforts" to deliver those services as described in Schedule-A.

4. The Contractor agrees to provide the services as described in Schedule-A. The Contractor is not obligated to any exclusive arrangements with the Company. The Company is not obligated to provide a minimum or maximum quota of customers to commit for the Contractor. The Contractor agrees to provide the services to the customer within 30 days after the customer has received the merchandise as described in Exhibit-B and the Company has submitted the signed Acceptance Agreement, with full payment, to the Contractor .

5. Except for the amounts paid to the Contractor as stated in paragraph-1 and within the Recitals herein, the Contractor shall not be entitled to other payment and/or reimbursement for expenses incurred pursuant to this Agreement. All costs and expenses incurred by the Contractor in rendering said services shall be reimbursed or advanced by the Company only upon written authorization to the Contractor by the Company.

6. The Company agrees to provide full and proper assistance to the Contractor inclusive of administrative support, technical support, and professional support on a best efforts basis and within regulatory guidelines and laws set forth for providing said services and without penalty to the Contractor.

7. The Contractor agrees to provide the Company with proper tax documentation and identification upon the signing of this Agreement in accordance to State and Federal tax laws.

8. The relationship between both parties created by this Agreement is that of principal ("the Company") and Outside Contractor ("the Contractor") in that the time spent and the professional manner in which the services are performed shall solely be the responsibility of the Contractor. However, the Contractor agrees to use their best and most diligent efforts, within all laws, to provide the resources and expertise under the terms and conditions setforth herein.

9. During the term of this Agreement the Contractor has the right to promote services, either directly and/or indirectly, to any entity that has a similar products as provided by the Company for the duration of this Agreement.

10. In consideration of the importance of confidentiality, non-disclosure and trade secrets, the Contractor acknowledges that during the course of this Agreement between the Company and the Contractor, the Contractor has had access to and will continue to have access to various confidential information and trade secrets consisting of compilations of information, records, specifications and trade lists, which are owned by the Company and which are regularly used in the operation of the Company's business. The Contractor specifically agrees to NOT distribute the product pricing of the Company, nor use the brand name of EDI and/or Eye Dynamics, Inc. on any of their pricing to their clients. Further, the Contractor will agree to keep confidential all material related to or made a part of this Agreement from any Medtrak Technologies, Inc. client, employee, associate and/or the like.

         In consideration of continued engagement through this Agreement during the period of the Agreement by the Company, the Contractor shall not disclose any of the aforesaid confidential information or trade secrets, directly or indirectly, nor use them in any way, either during the term of this Agreement or at any time thereafter, except as required in the Contractor's engagement with the Company, but does not include information already within the public domain at the time the information is acquired by the Contractor, or information that subsequently becomes public through no act or omission of the Contractor.

         In further consideration of continued engagement and during the period of the Agreement, all files, records, documents, drawings, specifications, equipment and similar items relating to the business of the Company, whether prepared by the Contractors or otherwise, coming into the Contractor's possession shall remain the exclusive property of the Company and shall not be removed from the Company's premises under any circumstances whatsoever without prior written consent of the Company.

11. This Agreement shall continue in effect for a period of two years (2-yrs), and may be continued thereafter only by the express mutual agreement of both parties. This agreement may be terminated only for cause or breech of any terms and conditions setforth herein.

12. This document contains the entire Agreement of the parties relating to this Agreement and correctly sets forth the rights, duties and obligations of all parties hereto. Any prior agreements, promises, negotiations and/or representations not expressly set forth in this Agreement is of no force and effect.

13. No waiver of any term or condition of this Agreement shall be deemed or construed to be a waiver of such term or condition in the future, or of any preceding or subsequent breach of the same or any other term or condition of this or any other agreement. All remedies, rights, undertakings, obligations and agreements contained in this Agreement shall be cumulative and none of them shall be in limitation of any other remedy, right, undertaking, obligation or agreement of either party hereto.

14. No amendment or modification of this Agreement or of any covenant, condition or limitation herein contained shall be valid unless in writing and duly executed by the party to be charged therewith. Unless otherwise specifically set forth under a particular provision, any amendment or modification shall require the overall consent of both parties.

15. Nothing contained in this Agreement shall be construed so as to require the commission of any act contrary to law, and whenever there is a conflict between any provision of this Agreement and any statute, law, ordinance, rule, order or regulation, the later shall prevail, but in such event any such provision of this Agreement shall be curtailed and limited only to the extent necessary to bring it within the legal requirements.

16. This Agreement, and all rights and obligations contained herein shall be binding on and inure to the benefit of the parties hereto and their respective heirs, executors, legal and personal representatives, successors and assigns. It is also specifically agreed and understood that this Agreement shall be binding upon any successor-in-interest to the Company by way of merger, consolidation or otherwise.

17. Any controversy arising out of or in connection with this Agreement, or any amendment thereof, shall be determined and settled by arbitration in accordance with the rules of the American Arbitration Association. The venue for such arbitration shall be exclusively San Bernardino County, the State of California, and any award rendered shall be final and binding on each and all of the parties thereto and their successor-in-interest, and judgment may be entered thereon in any court having jurisdiction thereon. In any such proceeding, the Arbitrator shall be and hereby is empowered to render an award directing specific performance. Each individual party shall take responsibility for obligations pertaining to costs associated with their own legal representation.

18. All notices among the parties hereto shall be in writing and shall be deemed duly served when personally delivered to another party or, in lieu of such personal service, when deposited in the United States mail, certified and return receipt requested, with first class postage prepaid thereon, addressed as set forth above, or in such other place as may be specified in any written notice given pursuant to this paragraph as the address for service of notice. All notices shall be delivered to the parties addresses as witnessed below.

                           Company: Scott Sand, CEO & Chairman Ingen Technologies, Inc.
                                                  285 E. County Line Rd.
                                                  Calimesa, CA 92320
                                                  (800) 259-9622
                                                  Tax ID No. 88-0429044

                           Contractor:            Jacob Green, M.D., Principal
                                                  Preferred Provider Care, Inc.
                                                  3728 Philips Highway, Suite 31
                                                  Jacksonville, FL  32207
                                                  (904) 346-0707
                                                  Tax ID No. 59-2916814

19. This Agreement shall be governed and construed in accordance with laws of the State of California.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first set forth above and agree to all of the terms and conditions of this Agreement setforth herein.


         The Contractor:

                           /S/ JACOB GREEN                       August 1, 2004
                           ---------------------------------     ---------------
                           Jacob Green, Principal                     Date


         The Company:
                           /S/ SCOTT SAND                        August 1, 2004
                           ----------------------------------    ---------------
                           Scott Sand, CEO                            Date

                                   SCHEDULE-A

               SERVICES PROVIDED BY PREFERRED PROVIDER CARE, INC.


1. For $3,500, Preferred Provider Care will provide a 2-day balance medicine training program (focused on test reading) here in Jacksonville for all of your physicians and technician customers who require training and assistance for their new VNG private-label equipment. This seminar will include all training manuals, as well as the opportunity for hands on training for physicians and technicians and the opportunity for question and answer sessions with staff (underwritten by Preferred Provider Care.)

2. Attendees are responsible for their own travel arrangements, all travel costs and incidentals.

3. Preferred Provider Care will provide all consumers the opportunity to purchase a 5-hour, intense training course DVD/VHS for $395.

4. Preferred Provider Care will offer all seminar attendees the opportunity to attend further one-on-one training at our lab at the cost of $750 per person. Attendees will be responsible for their own travel arrangements, cost of travel, and incidentals.

5. Preferred Provider Care will provide quality assurance VNG test reading assistance to all purchasing customers, via internet, fax or phone, for 2 months, or 100 tests, whichever is reached first. Beyond this 2 month, or 100 test, quality assurance testing reading assistance, should there be a need for additional help, there will be a $50 per test fee. All quality assurance test reading information will be forwarded to customers, usually with a 24-hour turnaround

6. Preferred Provider Care will provide quarterly newsletters to all purchasing customers, which will include technical tips, advice and balance medicine updates.





Contract will be valid for two years.


-----------------------------------
Jacob Green M.D., PhD.

                                    EXHIBIT-A

                         PHYSICIAN ACCEPTANCE AGREEMENT

         THE PURCHASING PHYSICIAN AND/OR INSTITUTION HAS AGREED TO PAY $3,500 FOR ADDITIONAL TRAINING AND CLINICAL SUPPORT FROM PREFERRED PROVIDER CARE. THAT SUPPORT INCLUDES THE FOLLOWING:

1. For $3,500, Preferred Provider Care will provide a 2-day balance medicine training program (focused on test reading) here in Jacksonville for all of your physicians and technician customers who require training and assistance for their new VNG private-label equipment. This seminar will include all training manuals, as well as the opportunity for hands on training for physicians and technicians and the opportunity for question and answer sessions with staff (underwritten by Preferred Provider Care.)

2. Attendees are responsible for their own travel arrangements, all travel costs and incidentals.

3. Preferred Provider Care will provide all consumers the opportunity to purchase a 5-hour, intense training course DVD/VHS for $395.

4. Preferred Provider Care will offer all seminar attendees the opportunity to attend further one-on-one training at our lab at the cost of $750 per person. Attendees will be responsible for their own travel arrangements, cost of travel, and incidentals.

5. Preferred Provider Care will provide quality assurance VNG test reading assistance to all purchasing customers, via internet, fax or phone, for 2 months, or 100 tests, whichever is reached first. Beyond this 2 month, or 100 test, quality assurance testing reading assistance, should there be a need for additional help, there will be a $50 per test fee. All quality assurance test reading information will be forwarded to customers, usually with a 24-hour turnaround

6. Preferred Provider Care will provide quarterly newsletters to all purchasing customers, which will include technical tips, advice and balance medicine updates.





         Accepted By: __________________________________      __________________
                                Physician Name                       Date

                                             EXHIBIT-B

                                   PRODUCT LIST SOLD TO CUSTOMER

ITI INGEN TECHNOLOGIES, INC.                                               PROFORMA INVOICE
285 E. COUNTY LINE ROAD
CALIMESA CA 92320
(800) 259-9622

Date: OPEN

SOLD TO: Client                                                        SHIP TO: Client


       ITEM       QTY      PART NO.                    DESCRIPTION                        PRICE
---------------------------------------------------------------------------------------------------

         1        1ea.     Model-2000       Secure Balance 2 Channel VNG                $38,000.00
                                            Complete with computer system,
                                            1-Camera Goggle, Oculomotor Full-Field
                                            Projector Secure Balance(TM) Full
                                            Clinical VNG Software version 1.00
                                            Atmos Air Irrigator and Scope
                                            Installation and training (On-Site).
                                            2-Day Physician Interpretation Workshop
                                            Tower Computer or Laptop Notebook
                                            HP Color Printer

         2        1ea.     Model-4000       SPORTKAT Balance System                     $15,000.00
                                            Balance Therapy & Posturograhy Platform
                                            VVP Computer Data System Assessment
                                            & Treatment Software 3.02 Flat Panel
                                            Display Computer System Base Unit
                                            360 Degree Platform w/Tilt Sensor
                                            Handrails with Gauge Readout PSI
                                            DC-Power Supply Installation and
                                            Training (On-Site)

         3        1ea.                      2-Day Onsite Install & Training
                                            2-Day Phys. Interp. Workshop
                                            5 Hours on Medicare Compliance/Billing

                                            Full Warranty 1-Year
                                            Software Upgrades - No Charge


Grand Total                                                                             $53,000.00

                                   TAX AND FREIGHT NOT INCLUDED
---------------------------------------------------------------------------------------------------
50% DEPOSIT/50% DELIVERY                 FOB: OCEANSIDE CA                   DELIVERY: 2-4 WEEKS ARO
---------------------------------------------------------------------------------------------------

EXHIBIT 10.12


                     AGREEMENT Ingen Technologies, Inc. and Randy McKenzie, M.D.

[INGEN LOGO]

INGEN TECHNOLOGIES, INC.
285 E. County Line Road, Calimesa California 92320
(800) 259-9622   FAX: (800) 777-1186


                              CONTRACTING AGREEMENT

This Agreement made effective as of this 10th day of February, 2005, by and between Randolph McKenzie, an individual, further referred to as the ("Contractor"), whose principal address is 8366 Chimney Rock Blvd., Cordova TN 38016; and INGEN TECHNOLOGIES, INC., A Nevada Corporation, further referred to as the ("Company"), whose principal address is 285 E. County Line Road, Calimesa, California 92320, and is made with reference to the following.

                                    RECITALS

A. The Company is a Medical Device Manufacturer, and in the business of providing medical products and services on a Global basis. Said products and services are inclusive of, but not limited to, vestibular function testing and balance testing.

B. The Company desires to exclusively engage the services of the Contractor to provide professional interpretations for physicians within the domestic United States that have purchased the Secure Balance(TM) program as described in Schedule-A. The Contractor is a licensed physician in the State of Tennessee, and specializes in otolaryngology. The Contractor also agrees to market the Secure Balance(TM) program to his peers, if and when desired. The Company will use the Contractor as its' exclusive agent to provide those services described in Schedule-A.

C. The Contractor has the expertise, knowledge and resources for development and implementation of the services described in Schedule-A.

D. The Company will provide product, installation, training, market assistance, promotional materials and other developmental documentation used to promote said products and services in accordance to all laws of which govern the Company in this type of industry.

E. The Company desires to utilize the Contractor's expertise, knowledge and other resources for providing professional medical interpretations of vestibular function tests, as well as developing and promoting said services as described in the above Recitals for the purpose of establishing sales of vestibular testing products for the Company, and as such, the Contractor desires to use the Company's client base for delivering the services as described in Schedule-A.

NOW, THEREFORE, the Parties mutually agree as follows:


1. In consideration of the Contractor furnishing the expertise, knowledge and other resources in providing said services and market assistance as set forth in the above Recitals hereof, the Company agrees to issue 250,000 Shares of public stock that is Restricted under SEC Rule-144, in addition the Company will pay commissions of $2,000 for each VNG system sold, and $1,000 for each therapy system sold to leads provided by the Contractor. Such acceptance will be in the form of a signed agreement between the customer and the Company. The said transaction will be verification of acceptance and submitted to the Contractor.

2. The Company authorizes the Contractor to market, promote and sell the products and services of the Company as described in Exhibit-A. Any other products and services offered by the Company are not a part of this Agreement and may not be sold and/or marketed by the Contractor without the written permission or authorization from the Company.

3. As a part of the services specified herein, the Contractor accepts the above considerations and understands his rights to provide said services within the United States. The Contractor agrees to provide his "best efforts" to deliver those services as described in Schedule-A.

4. The Contractor is exclusively responsible to provide interpretations for vestibular function tests. The Company is responsible to provide installation, training and support to the customer. The Company understands that the Contractor will provide said interpretations at a specific rate, and that the payment for these services will be between the Contractor and the Customer. The Contractor accepts full responsibility for all liabilities and malpractice associated in providing medical interpretations for vestibular function testing.

5. Except for the amounts paid to the Contractor as stated in paragraph-1 and within the Recitals herein, the Contractor shall not be entitled to other payment and/or reimbursement for expenses incurred pursuant to this Agreement. All costs and expenses incurred by the Contractor in rendering said services shall be reimbursed or advanced by the Company only upon written authorization to the Contractor by the Company.

6. The Company agrees to provide full and proper assistance to the Contractor inclusive of administrative support, technical support, and professional support on a best efforts basis and within regulatory guidelines and laws set forth for providing said services and without penalty to the Contractor.

7. The Contractor agrees to provide the Company with proper tax documentation and identification upon the signing of this Agreement in accordance to State and Federal tax laws.

8. The relationship between both parties created by this Agreement is that of principal ("the Company") and Outside Contractor ("the Contractor") in that the time spent and the professional manner in which the services are performed shall solely be the responsibility of the Contractor. However, the Contractor agrees to use their best and most diligent efforts, within all laws, to provide the resources and expertise under the terms and conditions setforth herein.

9. During the term of this Agreement the Contractor has the right to promote services, either directly and/or indirectly, to any entity and/or competitor that has a similar products as provided by the Company for the duration of this Agreement.

10. In consideration of the importance of confidentiality, non-disclosure and trade secrets, the Contractor acknowledges that during the course of this Agreement between the Company and the Contractor, the Contractor has had access to and will continue to have access to various confidential information and trade secrets consisting of compilations of information, records, specifications and trade lists, which are owned by the Company and which are regularly used in the operation of the Company's business. The Contractor specifically agrees to NOT distribute the product pricing of the Company, nor use the brand name on any of their pricing to their clients. Further, the Contractor will agree to keep confidential all material related to or made a part of this Agreement from any client, employee, associate and/or the like.

         In consideration of continued engagement through this Agreement during the period of the Agreement by the Company, the Contractor shall not disclose any of the aforesaid confidential information or trade secrets, directly or indirectly, nor use them in any way, either during the term of this Agreement or at any time thereafter, except as required in the Contractor's engagement with the Company, but does not include information already within the public domain at the time the information is acquired by the Contractor, or information that subsequently becomes public through no act or omission of the Contractor.

         In further consideration of continued engagement and during the period of the Agreement, all files, records, documents, drawings, specifications, equipment and similar items relating to the business of the Company, whether prepared by the Contractors or otherwise, coming into the Contractor's possession shall remain the exclusive property of the Company and shall not be removed from the Company's premises under any circumstances whatsoever without prior written consent of the Company.

11. This Agreement shall continue in effect for a period of two years (2-yrs), and may be continued thereafter only by the express mutual agreement of both parties. This agreement may be terminated only for cause or breech of any terms and conditions setforth herein.

12. This document contains the entire Agreement of the parties relating to this Agreement and correctly sets forth the rights, duties and obligations of all parties hereto. Any prior agreements, promises, negotiations and/or representations not expressly set forth in this Agreement is of no force and effect.

13. No waiver of any term or condition of this Agreement shall be deemed or construed to be a waiver of such term or condition in the future, or of any preceding or subsequent breach of the same or any other term or condition of this or any other agreement. All remedies, rights, undertakings, obligations and agreements contained in this Agreement shall be cumulative and none of them shall be in limitation of any other remedy, right, undertaking, obligation or agreement of either party hereto.

14. No amendment or modification of this Agreement or of any covenant, condition or limitation herein contained shall be valid unless in writing and duly executed by the party to be charged therewith. Unless otherwise specifically set forth under a particular provision, any amendment or modification shall require the overall consent of both parties.

15. Nothing contained in this Agreement shall be construed so as to require the commission of any act contrary to law, and whenever there is a conflict between any provision of this Agreement and any statute, law, ordinance, rule, order or regulation, the later shall prevail, but in such event any such provision of this Agreement shall be curtailed and limited only to the extent necessary to bring it within the legal requirements.

16. This Agreement, and all rights and obligations contained herein shall be binding on and inure to the benefit of the parties hereto and their respective heirs, executors, legal and personal representatives, successors and assigns. It is also specifically agreed and understood that this Agreement shall be binding upon any successor-in-interest to the Company by way of merger, consolidation or otherwise.

17. Any controversy arising out of or in connection with this Agreement, or any amendment thereof, shall be determined and settled by arbitration in accordance with the rules of the American Arbitration Association. The venue for such arbitration shall be exclusively San Bernardino County, the State of California, and any award rendered shall be final and binding on each and all of the parties thereto and their successor-in-interest, and judgment may be entered thereon in any court having jurisdiction thereon. In any such proceeding, the Arbitrator shall be and hereby is empowered to render an award directing specific performance. Each individual party shall take responsibility for obligations pertaining to costs associated with their own legal representation.

18. All notices among the parties hereto shall be in writing and shall be deemed duly served when personally delivered to another party or, in lieu of such personal service, when deposited in the United States mail, certified and return receipt requested, with first class postage prepaid thereon, addressed as set forth above, or in such other place as may be specified in any written notice given pursuant to this paragraph as the address for service of notice. All notices shall be delivered to the parties addresses as witnessed below.

                           Company: Scott Sand, CEO & Chairman Ingen Technologies, Inc.
                                                     285 E. County Line Rd.
                                                     Calimesa, CA 92320
                                                     (800) 259-9622
                                                     Tax ID No. 88-0429044

                           Contractor:               Randolph McKenzie, M.D.
                                                     8366 Chimney Rock Blvd.
                                                     Cordova, TN 38016
                                                     (901) 522-6926


19. This Agreement shall be governed and construed in accordance with laws of the State of California.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first set forth above and agree to all of the terms and conditions of this Agreement setforth herein.


         The Contractor:

                           /S/ RANDOLPH MCKENZIE               February 10, 2005
                           -------------------------------     -----------------
                           Randolph McKenzie, MD                     Date


         The Company:

                           /S/ SCOTT SAND                      February 10, 2005
                           --------------------------------    -----------------
                           Scott Sand, CEO                           Date

                                   SCHEDULE-A

                  SERVICES PROVIDED BY INGEN TECHNOLOGIES, INC
                  --------------------------------------------


1. Randolph McKenzie, M.D. is an otolaryngologist and member of the American Academy of Otolaryngology and Head & Neck Surgeons, with experience in the readings, interpretation and diagnosis of vestibular function disorders.

2. Dr. McKenzie and the Phsyician will engage in a Fee Agreement between both parties. The Physician desires to have Dr. McKenzie read and interpret vestibular function test results. Dr. McKenzie will provide the Fee Agreement at his own discretion.

3. Ingen Technologies, Inc. will provide equipment, training and clinical support to the physician.




         Accepted By: __________________________________      __________________
                                Physician Name                       Date

                                             EXHIBIT-B

                                   PRODUCT LIST SOLD TO CUSTOMER

ITI INGEN TECHNOLOGIES, INC.                                               PROFORMA INVOICE
285 E. COUNTY LINE ROAD
CALIMESA CA 92320
(800) 259-9622


       ITEM       QTY      PART NO.                    DESCRIPTION                        PRICE
---------------------------------------------------------------------------------------------------

         1        1ea.     Model-2000       Secure Balance 2 Channel VNG                $38,000.00
                                            Complete with computer system,
                                            1-Camera Goggle, Oculomotor Full-Field
                                              Projector
                                            Secure Balance(TM) Full Clinical VNG
                                              Software version 1.00
                                            Atmos Air Irrigator and Scope
                                            Installation and training (On-Site).
                                            2-Day Physician Interpretation Workshop
                                            Tower Computer or Laptop Notebook
                                            HP Color Printer

         2        1ea.     Model-4000       SPORTKAT Balance System                     $15,000.00
                                            Balance Therapy & Posturograhy Platform
                                            VVP Computer Data System
                                            Assessment & Treatment Software 3.02
                                            Flat Panel Display Computer System
                                            Base Unit 360 Degree Platform w/Tilt Sensor
                                            Handrails with Gauge Readout PSI
                                            DC-Power Supply
                                            Installation and Training (On-Site)

         3        1ea.                      Certified Installation and training
                                            (On-Site)                                   Included
                                            Software Upgrades - No Charge
                                            2-Day Clinical Workshop-Jacksonville, Fl.
                                            5 Hours of Billing Consulting


Grand Total                                                                             $53,000.00
                                                                                        ==========

                                   TAX AND FREIGHT NOT INCLUDED
---------------------------------------------------------------------------------------------------
  MW LEASING                              FOB: CALIMESA CA                DELIVERY: 1-2 WEEKS ARO
---------------------------------------------------------------------------------------------------

EXHIBIT 10.13


                             AGREEMENT Ingen Technologies, Inc. and Rick Griffin


[INGEN LOGO]
285 E. County Line Road, Calimesa California 92320
(800) 259-9622 FAX: (800) 777-1186


                              CONTRACTING AGREEMENT

         This Agreement made effective as of this 1ST DAY OF MAY, 2005, by and between RICK GRIFFIN, an individual, further referred to as the ("Contractor"), whose principal address is 3728 Philips Highway, Suite 31, Jacksonville, Florida 32207; and INGEN TECHNOLOGIES, INC., A Nevada Corporation, further referred to as the ("Company"), whose principal address is 285 E. County Line Road, Calimesa, California 92320, and is made with reference to the following.

                                    RECITALS

A. The Company is a Medical Device Manufacturer, and in the business of providing medical products and services on a Global basis. Said products and services are inclusive of, but not limited to, vestibular function testing and balance testing.

B. The Company desires to exclusively engage the services of the Contractor to provide installations and training for the Secure Balance(TM) customers, as well as market physicians within the domestic United States to sell Secure Balance(TM) programs as described in Schedule-A.

C. The Contractor accepts the terms and conditions setforth in Recital-B. The Secure Balance (TM) program includes the services and medical equipment as described in Exhibit-A.

C. The Contractor has the expertise, knowledge and resources for installation and training of the Secure Balance(TM) products and services and implementation of the services described in Schedule-A.

D. The Company will provide the Secure Balance(TM) product and services, promotional materials and other developmental documentation used to promote said products and services in accordance to all laws of which govern the Company in this type of industry.

E. The Company desires to utilize the Contractor's expertise, knowledge and other resources for developing and promoting said services as described in the above Recitals for the purpose of providing installation and training of the Secure Balance(TM) products and services related to vestibular testing products, and as such, the Contractor desires to provide said services as described above.

NOW, THEREFORE, the Parties mutually agree as follows:


1. In consideration of the Contractor furnishing the expertise, knowledge and other resources in providing said services and market assistance as set forth in the above Recitals hereof, the Company agrees to issue 200,000 Shares of restricted public common stock, under SEC Rule-144, in addition the Company will pay the Contractor $1,500.00 (fifteen hundred dollars) for each 2-Day installation & training for those Secure Balance(TM) customers offered by the Company and accepted by the Contractor. The Company will pay the Contractor $500.00 (five hundred dollars) for each 2 hour demo for those Secure Balance(TM) customers offered by the Company and accepted by the Contractor. Further, the Company will pay for travel and lodging as described in Paragraph-5 of this Agreement. The Contractor will be paid within 7 days after receipt of an invoice by the Contractor.

2. The Company authorizes the Contractor, and any of his sub-marketing groups, to market, promote and sell the products and services of the Company as described in Exhibit-A. Any other products and services offered by the Company are not a part of this Agreement and may not be sold and/or marketed by the Contractor without the written permission or authorization from the Company.

3. As a part of the services specified herein, the Contractor accepts the above considerations and understands his/her rights to sell said services within the United States. The Contractor agrees to provide his/her "best efforts" to deliver those services as described in Schedule-A.

4. The Contractor is only responsible to market and sell the Secure Balance(TM) program. The Company is responsible to provide installation, training and support to the customer.

5. Except for the amounts paid to the Contractor as stated in paragraph-1 and within the Recitals herein, the Contractor shall be entitled to other payment and/or reimbursement for expenses incurred pursuant to this Agreement. All costs and expenses incurred by the Contractor in rendering said services shall be reimbursed or advanced by the Company only upon written authorization to the Contractor by the Company. The Company will pay $0.40 (forty cents) per mile for each mile driven, airfare-coach, car rental (compact rates), and lodging (up to $100 per night). THERE WILL BE NO AMOUNTS DEDUCTED FROM THE CONTRACTOR'S PAYMENT, FOR ANY REASON, DIRECTLY OR INDIRECTLY.

6. The Company agrees to provide full and proper assistance to the Contractor inclusive of administrative support, technical support, and professional support on a best efforts basis and within regulatory guidelines and laws set forth for providing said services and without penalty to the Contractor.

7. The Contractor agrees to provide the Company with proper tax documentation and identification upon the signing of this Agreement in accordance to State and Federal tax laws.

8. The relationship between both parties created by this Agreement is that of principal ("the Company") and Outside Contractor ("the Contractor") in that the time spent and the professional manner in which the services are performed shall solely be the responsibility of the Contractor. However, the Contractor agrees to use their best and most diligent efforts, within all laws, to provide the resources and expertise under the terms and conditions setforth herein.

9. During the term of this Agreement the Contractor has the right to promote services, either directly and/or indirectly, to any entity that has a similar products as provided by the Company for the duration of this Agreement.

10. In consideration of the importance of confidentiality, non-disclosure and trade secrets, the Contractor acknowledges that during the course of this Agreement between the Company and the Contractor, the Contractor has had access to and will continue to have access to various confidential information and trade secrets consisting of compilations of information, records, specifications and trade lists, which are owned by the Company and which are regularly used in the operation of the Company's business. The Contractor specifically agrees to NOT distribute the product pricing of the Company, nor use the brand name on any of their pricing to their clients. Further, the Contractor will agree to keep confidential all material related to or made a part of this Agreement from any client, employee, associate and/or the like.

         In consideration of continued engagement through this Agreement during the period of the Agreement by the Company, the Contractor shall not disclose any of the aforesaid confidential information or trade secrets, directly or indirectly, nor use them in any way, either during the term of this Agreement or at any time thereafter, except as required in the Contractor's engagement with the Company, but does not include information already within the public domain at the time the information is acquired by the Contractor, or information that subsequently becomes public through no act or omission of the Contractor.

          In further consideration of continued engagement and during the period of the Agreement, all files, records, documents, drawings, specifications, equipment and similar items relating to the business of the Company, whether prepared by the Contractors or otherwise, coming into the Contractor's possession shall remain the exclusive property of the Company and shall not be removed from the Company's premises under any circumstances whatsoever without prior written consent of the Company.

11. This Agreement shall continue in effect for a period of two years (2-yrs), and may be continued thereafter only by the express mutual agreement of both parties. This agreement may be terminated only for cause or breech of any terms and conditions setforth herein.

12. This document contains the entire Agreement of the parties relating to this Agreement and correctly sets forth the rights, duties and obligations of all parties hereto. Any prior agreements, promises, negotiations and/or representations not expressly set forth in this Agreement is of no force and effect.

13. No waiver of any term or condition of this Agreement shall be deemed or construed to be a waiver of such term or condition in the future, or of any preceding or subsequent breach of the same or any other term or condition of this or any other agreement. All remedies, rights, undertakings, obligations and agreements contained in this Agreement shall be cumulative and none of them shall be in limitation of any other remedy, right, undertaking, obligation or agreement of either party hereto.

14. No amendment or modification of this Agreement or of any covenant, condition or limitation herein contained shall be valid unless in writing and duly executed by the party to be charged therewith. Unless otherwise specifically set forth under a particular provision, any amendment or modification shall require the overall consent of both parties.

15. Nothing contained in this Agreement shall be construed so as to require the commission of any act contrary to law, and whenever there is a conflict between any provision of this Agreement and any statute, law, ordinance, rule, order or regulation, the later shall prevail, but in such event any such provision of this Agreement shall be curtailed and limited only to the extent necessary to bring it within the legal requirements.

16. This Agreement, and all rights and obligations contained herein shall be binding on and inure to the benefit of the parties hereto and their respective heirs, executors, legal and personal representatives, successors and assigns. It is also specifically agreed and understood that this Agreement shall be binding upon any successor-in-interest to the Company by way of merger, consolidation or otherwise.

17. Any controversy arising out of or in connection with this Agreement, or any amendment thereof, shall be determined and settled by arbitration in accordance with the rules of the American Arbitration Association. The venue for such arbitration shall be exclusively San Bernardino County, the State of California, and any award rendered shall be final and binding on each and all of the parties thereto and their successor-in-interest, and judgment may be entered thereon in any court having jurisdiction thereon. In any such proceeding, the Arbitrator shall be and hereby is empowered to render an award directing specific performance. Each individual party shall take responsibility for obligations pertaining to costs associated with their own legal representation.

18. All notices among the parties hereto shall be in writing and shall be deemed duly served when personally delivered to another party or, in lieu of such personal service, when deposited in the United States mail, certified and return receipt requested, with first class postage prepaid thereon, addressed as set forth above, or in such other place as may be specified in any written notice given pursuant to this paragraph as the address for service of notice. All notices shall be delivered to the parties addresses as witnessed below.

                           Company: Scott Sand, CEO & Chairman Ingen Technologies, Inc.
                                                  285 E. County Line Rd.
                                                  Calimesa, CA 92320
                                                  (800) 259-9622
                                                  Tax ID No. 88-0429044

                           Contractor:            Rick Griffin
                                                  3728 Philips Highway, Suite 31
                                                  Jacksonville, Florida 32207
                                                  904-553-8974

19. This Agreement shall be governed and construed in accordance with laws of the State of California.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first set forth above and agree to all of the terms and conditions of this Agreement setforth herein.



         The Contractor:

                           ---------------------------------  ---------------
                           Rick Griffin, Individual                Date




         The Company:

                           /s/ Scott Sand                     May 1, 2005
                           ---------------------------------  ---------------
                           Scott Sand, CEO                         Date

                                   SCHEDULE-A

                        SERVICES PROVIDED THE CONTRACTOR
                        --------------------------------


1. PHYSICIAN SCHEDULING: The Contractor will contact the Customer and establish a 2-Day installation & training date.

2. TRAVEL SCHEDULE: The Contractor is responsible to establish the travel schedule, inclusive of, but not limited to, airfare at coach rates (upgrades to be paid by Contractor), lodging and car rental at compact rates.

3. INSTALLATION: The Contractor will assemble, install and test all equipment related to the Secure Balance(TM) order, inclusive of, but not limited to, the medical cart, VNG system, SportKat system, and any/all other items.

4. TRAINING: The Contractor will provide the Secure Balance(TM) customer with 16 hours of on-site training, inclusive of, the VNG software, vestibular anatomy, vestibular function testing, VNG software configuration for customer needs, SportKat software training, balance therapy training and protocols. Further, the Contractor may choose to establish a formal training program and agenda.

5. CERTIFICATION: Upon completion of the installation & training, the Contractor will provide a written report, including the complete names of all people trained.

                                    EXHIBIT-B

                          PRODUCT LIST SOLD TO CUSTOMER

ITI INGEN TECHNOLOGIES, INC.                         PROFORMA INVOICE
285 E. COUNTY LINE ROAD
CALIMESA CA 92320
(800) 259-9622


ITEM QTY  PART NO.         DESCRIPTION                                  PRICE
--------------------------------------------------------------------------------

1 1ea.  Model-2000  Secure Balance 2 Channel VNG                      $38,000.00
                    Complete with computer system,
                    1-Camera Goggle,Oculomotor Full-Field Projector
                    Secure Balance(TM) Full Clinical VNG Software version 1.00
                    Atmos Air Irrigator and Scope
                    Installation and training (On-Site).
                    2-Day Physician Interpretation Workshop
                    Tower Computer or Laptop Notebook
                    HP Color Printer

2 1ea.  Model-4000  SPORTKAT Balance System                           $15,000.00
                    Balance Therapy & Posturograhy Platform
                    VVP Computer Data System Assessment
                    & Treatment Software 3.02 Flat Panel
                    Display Computer System Base Unit
                    360 Degree Platform w/Tilt Sensor
                    Handrails with Gauge Readout PSI
                    DC-Power Supply Installation and
                    Training (On-Site)

3 1ea.              2-Day Onsite Install & Training
                    2-Day Phys. Interp. Workshop
                    5 Hours on Medicare Compliance/Billing

                    Full Warranty 1-Year
                    Software Upgrades - No Charge


Grand Total                                                           $53,000.00

                          TAX and FREIGHT NOT INCLUDED
--------------------------------------------------------------------------------
50% DEPOSIT/50% DELIVERY      FOB: CALIMESA CA           DELIVERY: 2-4 WEEKS ARO
--------------------------------------------------------------------------------

EXHIBIT 10.14


                       AGREEMENT Ingen Technologies, Inc. and Steve O'Hara, M.D.


[INGEN LOGO]
285 E. County Line Road, Calimesa California 92320
(800) 259-9622 FAX: (800) 777-1186


                              CONTRACTING AGREEMENT

         This Agreement made effective as of this 1st day of May, 2005, by and between STEVE O'HARA, M.D., an individual, further referred to as the ("Contractor"), whose principal address is ; and INGEN TECHNOLOGIES, INC., A Nevada Corporation, further referred to as the ("Company"), whose principal address is 285 E. County Line Road, Calimesa, California 92320, and is made with reference to the following.

                                    RECITALS

A. The Company is a Medical Device Manufacturer, and in the business of providing medical products and services on a Global basis. Said products and services are inclusive of, but not limited to, vestibular function testing and balance testing.

B. The Company desires to exclusively engage the services of the Contractor to be a member of the Medical Advisory Board. The Contractor is a licensed physician in the State of California, and specializes in Neurology. Specifically, the Contractor will work with other Medical Advisory Board members in reference to the Copmpany's Secure Balance(TM) program.

C. The Contractor has the expertise, knowledge and experience with vestibular function testing and vestibular sciences.

D. The Company desires to utilize the Contractor's expertise, knowledge and other resources for providing professional medical interpretations of vestibular function tests, as well as developing and promoting said services as described in the above Recitals for the purpose of establishing sales of vestibular testing products for the Company, and as such, the Contractor desires to use the Company's client base for delivering the services as described in Schedule-A.

NOW, THEREFORE, the Parties mutually agree as follows:

1. In consideration of the Contractor furnishing the expertise, knowledge and experience, the Company agrees to issue 250,000 Shares of public stock that is Restricted under SEC Rule-144, in addition the Company will pay honorarium fees of $500 per hour for each hour of time required by the Contractor.

2. The Company authorizes the Contractor to promote the products and services of the Company related to the Secure Balance(TM) program. Any other products and services offered by the Company are not a part of this Agreement and may not be sold and/or marketed by the Contractor without the written permission or authorization from the Company.

3. As a part of the conditions and terms specified herein, the Contractor accepts the above considerations and agrees to provide his "best efforts" to deliver those services. Those services include various Advisory Board Meetings, independent evaluations of the Company's Secure Balance(TM) program, and random discussions with potential physician customers that have questions regarding said programs.

4. The Contractor is responsible to provide his personal knowledge and experience about vestibular function testing for the Medical Advisory Board. The Company holds the Contractor harmless of any/all liabilities related to the Company's services.

5. Except for the amounts paid to the Contractor as stated in paragraph-1 and within the Recitals herein, the Contractor shall not be entitled to other payment and/or reimbursement for expenses incurred pursuant to this Agreement. All costs and expenses incurred by the Contractor in rendering said services shall be reimbursed or advanced by the Company only upon written authorization to the Contractor by the Company.

6. The Company agrees to provide full and proper assistance to the Contractor inclusive of administrative support, technical support, and professional support on a best efforts basis and within regulatory guidelines and laws set forth for providing said services and without penalty to the Contractor.

7. The Contractor agrees to provide the Company with proper tax documentation and identification upon the signing of this Agreement in accordance to State and Federal tax laws.

8. The relationship between both parties created by this Agreement is that of principal ("the Company") and Outside Contractor ("the Contractor") in that the time spent and the professional manner in which the services are performed shall solely be the responsibility of the Contractor. However, the Contractor agrees to use their best and most diligent efforts, within all laws, to provide the resources and expertise under the terms and conditions setforth herein.

9. During the term of this Agreement the Contractor has the right to promote services, either directly and/or indirectly, to any entity and/or competitor that has a similar products as provided by the Company for the duration of this Agreement.

10. In consideration of the importance of confidentiality, non-disclosure and trade secrets, the Contractor acknowledges that during the course of this Agreement between the Company and the Contractor, the Contractor has had access to and will continue to have access to various confidential information and trade secrets consisting of compilations of information, records, specifications and trade lists, which are owned by the Company and which are regularly used in the operation of the Company's business. The Contractor specifically agrees to NOT distribute the product pricing of the Company, nor use the brand name on any of their pricing to their clients. Further, the Contractor will agree to keep confidential all material related to or made a part of this Agreement from any client, employee, associate and/or the like.

         In consideration of continued engagement through this Agreement during the period of the Agreement by the Company, the Contractor shall not disclose any of the aforesaid confidential information or trade secrets, directly or indirectly, nor use them in any way, either during the term of this Agreement or at any time thereafter, except as required in the Contractor's engagement with the Company, but does not include information already within the public domain at the time the information is acquired by the Contractor, or information that subsequently becomes public through no act or omission of the Contractor.

          In further consideration of continued engagement and during the period of the Agreement, all files, records, documents, drawings, specifications, equipment and similar items relating to the business of the Company, whether prepared by the Contractors or otherwise, coming into the Contractor's possession shall remain the exclusive property of the Company and shall not be removed from the Company's premises under any circumstances whatsoever without prior written consent of the Company.

11. This Agreement shall continue in effect for a period of two years (2-yrs), and may be continued thereafter only by the express mutual agreement of both parties. This agreement may be terminated only for cause or breech of any terms and conditions setforth herein.

12. This document contains the entire Agreement of the parties relating to this Agreement and correctly sets forth the rights, duties and obligations of all parties hereto. Any prior agreements, promises, negotiations and/or representations not expressly set forth in this Agreement is of no force and effect.

13. No waiver of any term or condition of this Agreement shall be deemed or construed to be a waiver of such term or condition in the future, or of any preceding or subsequent breach of the same or any other term or condition of this or any other agreement. All remedies, rights, undertakings, obligations and agreements contained in this Agreement shall be cumulative and none of them shall be in limitation of any other remedy, right, undertaking, obligation or agreement of either party hereto.

14. No amendment or modification of this Agreement or of any covenant, condition or limitation herein contained shall be valid unless in writing and duly executed by the party to be charged therewith. Unless otherwise specifically set forth under a particular provision, any amendment or modification shall require the overall consent of both parties.

15. Nothing contained in this Agreement shall be construed so as to require the commission of any act contrary to law, and whenever there is a conflict between any provision of this Agreement and any statute, law, ordinance, rule, order or regulation, the later shall prevail, but in such event any such provision of this Agreement shall be curtailed and limited only to the extent necessary to bring it within the legal requirements.

16. This Agreement, and all rights and obligations contained herein shall be binding on and inure to the benefit of the parties hereto and their respective heirs, executors, legal and personal representatives, successors and assigns. It is also specifically agreed and understood that this Agreement shall be binding upon any successor-in-interest to the Company by way of merger, consolidation or otherwise.

17. Any controversy arising out of or in connection with this Agreement, or any amendment thereof, shall be determined and settled by arbitration in accordance with the rules of the American Arbitration Association. The venue for such arbitration shall be exclusively San Bernardino County, the State of California, and any award rendered shall be final and binding on each and all of the parties thereto and their successor-in-interest, and judgment may be entered thereon in any court having jurisdiction thereon. In any such proceeding, the Arbitrator shall be and hereby is empowered to render an award directing specific performance. Each individual party shall take responsibility for obligations pertaining to costs associated with their own legal representation.

18. All notices among the parties hereto shall be in writing and shall be deemed duly served when personally delivered to another party or, in lieu of such personal service, when deposited in the United States mail, certified and return receipt requested, with first class postage prepaid thereon, addressed as set forth above, or in such other place as may be specified in any written notice given pursuant to this paragraph as the address for service of notice. All notices shall be delivered to the parties addresses as witnessed below.


                           Company: Scott Sand, CEO & Chairman Ingen Technologies, Inc.
                                                     285 E. County Line Rd.
                                                     Calimesa, CA 92320
                                                     (800) 259-9622
                                                     Tax ID No. 88-0429044

                           Contractor:               Steve O'Hara, M.D.

                                                     310-277-9535

19. This Agreement shall be governed and construed in accordance with laws of the State of California.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first set forth above and agree to all of the terms and conditions of this Agreement setforth herein.


         The Contractor:

                         ---------------------------------  ---------------
                         Steve O'Hara, MD                        Date




         The Company:
                         /s/ Scott Sand                     May 1, 2005
                         ---------------------------------  ---------------
                         Scott Sand, CEO                         Date

EXHIBIT 10.15


              AGREEMENT Ingen Technologies, Inc. and Total Healthcare Compliance


[INGEN LOGO]
285 E. County Line Road, Calimesa California 92320
(800) 259-9622 FAX: (800) 777-1186


                             CONTRACTING AGREEMENT

         This Agreement made effective as of this 9th day of December, 2004, by and between Bryant (Pete) Goldman, DBA Total Healthcare Compliance, LLC, further referred to as the ("Contractor"), whose principal address is 1161 W Safari Dr. Tucson, AZ. 85704-2804; and Ingen Technologies, Inc., A Public Georgia Corporation, further referred to as the ("Company"), whose principal address is 285 E. County Line Road, Calimesa, California 92320, and is made with reference to the following:

                                    RECITALS

A. The Company is a Medical Device Manufacturer, and in the business of providing medical products and services on a Global basis. Said products and services are inclusive of, but not limited to, vestibular function testing and balance testing.

B. The Company desires to engage the services of the Contractor to provide professional services in medical billing compliance and other various medical professional services that are offered within the domestic United States. These services will be offered to the Company's clients that have purchased the Secure Balance(TM) program as described in Exhibit-A. The Contractor also agrees to solicit the Secure Balance(TM) program to his peers, when desired. The Company will use the Contractor as its' exclusive agent to provide these services.

C. The Contractor has the expertise, knowledge and resources for providing said services mentioned above.

D. The Company will provide the clients to the Contractor. The Contractor will provide services for these clients in accordance to all laws of which govern the Contractor in this type of industry.

E. The Company desires to utilize the Contractor's expertise, knowledge and other resources for providing professional medical services as described in the above Recitals, and as such, the Contractor desires to use the Company's client base for delivering said services.


NOW, THEREFORE, the Parties mutually agree as follows:

1. In consideration of the Contractor furnishing the expertise, knowledge and other resources in providing said services and market assistance as set forth in the above Recitals hereof, the Company agrees to the following:

                  a) The Company will issue 200,000 Shares of public stock that is Restricted under SEC Rule-144 to the Contractor upon signing of this Agreement.

                  b) The Company will pay commissions of $4,000 for each Secure Balance(TM) VNG product sold as described in Exhibit-A on leads delivered to the Company by the Contractor. Such acceptance will be in the form of a signed agreement between the client and the Company. The said transaction will be verification of acceptance and submitted to the Contractor.

                  c) The Company will pay the Contractor $500 for each Secure Balance(TM) sale, providing the client accepts the Contractor's services. The Contractor agrees to provide 5 hours of services for $500.

                  d) The Company will reimburse the Contractor for any/all travel and lodging expenses associated with workshops that are sponsored by the Company.

2. The Company authorizes the Contractor to negotiate additional fee terms and conditions directly with the Company's client at any time. The Company is not responsible to set the fee rates for services rendered between the Contractor and the client outside the terms and conditions of any sale. Any contract and/or agreement for service fees will be between the Contractor and the Client. The Contractor will hold the Company harmless of any litigation or liabilities associated with any agreement, contract, verbal agreement or Contractor services that are between the Contractor and the client. Any other products and services offered by the Company are not a part of this Agreement and are not a material matter within this agreement.

3. As a part of the services specified herein, the Contractor accepts the above considerations and understands his rights to provide said services within the United States. The Contractor agrees to provide his "best efforts" to deliver those services.

4. The Contractor is only responsible to provide his/her services for vestibular function tests and balance therapy, and solicit the Secure Balance(TM) program. The Company is responsible to provide installation, training and support to the customer. The Contractor accepts full responsibility for all liabilities and malpractice associated in providing their services to the client.

5. Except for the amounts paid to the Contractor as stated in paragraph-1 and within the Recitals herein, the Contractor shall not be entitled to other payment and/or reimbursement for expenses incurred pursuant to this Agreement. All costs and expenses incurred by the Contractor in rendering said services shall be reimbursed or advanced by the Company only upon written authorization to the Contractor by the Company.

6. The Company agrees to provide full and proper assistance to the Contractor inclusive of administrative support, technical support, and professional support on a best efforts basis and within regulatory guidelines and laws set forth for providing said services and without penalty to the Contractor.

7. The Contractor agrees to provide the Company with proper tax documentation and identification upon the signing of this Agreement in accordance to State and Federal tax laws.

8. The relationship between both parties created by this Agreement is that of principal ("the Company") and Outside Contractor ("the Contractor") in that the time spent and the professional manner in which the services are performed shall solely be the responsibility of the Contractor. However, the Contractor agrees to use their best and most diligent efforts, within all laws, to provide the resources and expertise under the terms and conditions setforth herein.

9. During the term of this nonexclusive Agreement, the Contractor has the right to promote services, either directly and/or indirectly, to any entity and/or competitor that has a similar products as provided by the Company for the duration of this Agreement.

10. In consideration of the importance of confidentiality, non-disclosure and trade secrets, the Contractor acknowledges that during the course of this Agreement between the Company and the Contractor, the Contractor has had access to and will continue to have access to various confidential information and trade secrets consisting of compilations of information, records, specifications and trade lists, which are owned by the Company and which are regularly used in the operation of the Company's business. The Contractor specifically agrees to NOT distribute the product pricing of the Company, nor use the brand name on any of their pricing to their clients. Further, the Contractor will agree to keep confidential all material related to or made a part of this Agreement from any client, employee, associate and/or the like.

         In consideration of continued engagement through this Agreement during the period of the Agreement by the Company, the Contractor shall not disclose any of the aforesaid confidential information or trade secrets, directly or indirectly, nor use them in any way, either during the term of this Agreement or at any time thereafter, except as required in the Contractor's engagement with the Company, but does not include information already within the public domain at the time the information is acquired by the Contractor, or information that subsequently becomes public through no act or omission of the Contractor.

          In further consideration of continued engagement and during the period of the Agreement, all files, records, documents, drawings, specifications, equipment and similar items relating to the business of the Company, whether prepared by the Contractors or otherwise, coming into the Contractor's possession shall remain the exclusive property of the Company and shall not be removed from the Company's premises under any circumstances whatsoever without prior written consent of the Company.

11. This Agreement shall continue in effect for a period of two years (2-yrs), and may be continued thereafter only by the express mutual agreement of both parties. This agreement may be terminated only for cause or breech of any terms and conditions setforth herein.

12. This document contains the entire Agreement of the parties relating to this Agreement and correctly sets forth the rights, duties and obligations of all parties hereto. Any prior agreements, promises, negotiations and/or representations not expressly set forth in this Agreement is of no force and effect.

13. No waiver of any term or condition of this Agreement shall be deemed or construed to be a waiver of such term or condition in the future, or of any preceding or subsequent breach of the same or any other term or condition of this or any other agreement. All remedies, rights, undertakings, obligations and agreements contained in this Agreement shall be cumulative and none of them shall be in limitation of any other remedy, right, undertaking, obligation or agreement of either party hereto.

14. No amendment or modification of this Agreement or of any covenant, condition or limitation herein contained shall be valid unless in writing and duly executed by the party to be charged therewith. Unless otherwise specifically set forth under a particular provision, any amendment or modification shall require the overall consent of both parties.

15. Nothing contained in this Agreement shall be construed so as to require the commission of any act contrary to law, and whenever there is a conflict between any provision of this Agreement and any statute, law, ordinance, rule, order or regulation, the later shall prevail, but in such event any such provision of this Agreement shall be curtailed and limited only to the extent necessary to bring it within the legal requirements.

16. This Agreement, and all rights and obligations contained herein shall be binding on and inure to the benefit of the parties hereto and their respective heirs, executors, legal and personal representatives, successors and assigns. It is also specifically agreed and understood that this Agreement shall be binding upon any successor-in-interest to the Company by way of merger, consolidation or otherwise.

17. Any controversy arising out of or in connection with this Agreement, or any amendment thereof, shall be determined and settled by arbitration in accordance with the rules of the American Arbitration Association. The venue for such arbitration shall be exclusively San Bernardino County, the State of California, and any award rendered shall be final and binding on each and all of the parties thereto and their successor-in-interest, and judgment may be entered thereon in any court having jurisdiction thereon. In any such proceeding, the Arbitrator shall be and hereby is empowered to render an award directing specific performance. Each individual party shall take responsibility for obligations pertaining to costs associated with their own legal representation.

18. All notices among the parties hereto shall be in writing and shall be deemed duly served when personally delivered to another party or, in lieu of such personal service, when deposited in the United States mail, certified and return receipt requested, with first class postage prepaid thereon, addressed as set forth above, or in such other place as may be specified in any written notice given pursuant to this paragraph as the address for service of notice. All notices shall be delivered to the parties addresses as witnessed below.



                           Company: Scott Sand, CEO & Chairman Ingen Technologies, Inc.
                                                     285 E. County Line Rd.
                                                     Calimesa, CA 92320
                                                     (800) 259-9622
                                                     Tax ID No. 88-0429044

                           Contractor:               Bryant (Pete) Goldman
                                                     Total Healthcare Compliance
                                                     1161 W Safari Dr.
                                                     Tucson, AZ. 85704-2804
                                                     Phone: 520-742-0932
                                                     Cell Phone: 520-591-8579
                                                     Fax: 520-844-1153

19. This Agreement shall be governed and construed in accordance with laws of the State of California.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first set forth above and agree to all of the terms and conditions of this Agreement setforth herein.




         The Contractor:

                         ---------------------------------  ----------------
                         Bryant Goldman,                          Date
                         Total Healthcare Compliance



         The Company:
                         /s/ Scott Sand                     December 9, 2004
                         ---------------------------------  ----------------
                         Scott Sand, CEO, IGTN                     Date

                                    EXHIBIT-A

                          PRODUCT LIST SOLD TO CUSTOMER

ITI INGEN TECHNOLOGIES, INC.                         PROFORMA INVOICE
285 E. COUNTY LINE ROAD
CALIMESA CA 92320
(800) 259-9622


ITEM QTY  PART NO.         DESCRIPTION                                  PRICE
--------------------------------------------------------------------------------

1  1ea.  Model-4000D  Secure Balance 2 Channel VNG                    $38,000.00
                      Complete with computer system,
                      1-Camera Goggle,Oculomotor Full-Field Projector
                      Secure Balance(TM) Full Clinical VNG Software version 1.00
                      Atmos Air Irrigator and Scope
                      Installation and training (On-Site).
                      2-Day Physician Interpretation Workshop
                      Tower Computer or Laptop Notebook
                      HP Color Printer

2  1ea.  Model-4000   SPORTKAT Balance System                         $15,000.00
                      Balance Therapy & Posturograhy Platform
                      VVP Computer Data System Assessment
                      & Treatment Software 3.02 Flat Panel
                      Display Computer System Base Unit
                      360 Degree Platform w/Tilt Sensor
                      Handrails with Gauge Readout PSI
                      DC-Power Supply Installation and
                      Training (On-Site)

                      Full Warranty 1-Year
                      Software Upgrades - No Charge


Grand Total                                                           $53,000.00

                          TAX and FREIGHT NOT INCLUDED
--------------------------------------------------------------------------------
         NET 30 DAYS       FOB: OCEANSIDE CA          DELIVERY: 2-4 WEEKS ARO
--------------------------------------------------------------------------------

EXHIBIT 10.16


                  AGREEMENT Ingen Technologies, Inc. and Vertex Diagnostic, Inc.


[INGEN LOGO]
TECHNOLOGIES, INC.
285 E. County Line Road, Calimesa California 92320
(800) 259-9622 FAX: (800) 777-1186


                              CONSULTING AGREEMENT

         This Agreement made effective as of this 1st day of September, 2004, by and between Vertex Diagnostics, Inc., a California Corporation doing business in the State of California, further referred to as the ("Consultant"), whose principal corporate offices are located at 3151 Cahuenga Blvd. West, Suite 100, Los Angeles, CA 90068; and INGEN TECHNOLOGIES, INC., A Nevada Corporation and Public Company, further referred to as the ("Company"), whose principal address is 285 E. County Line Road, Calimesa, California 92320, and is made with reference to the following.

                                    RECITALS

A. The Company is a Medical Device Manufacturer, and in the business of providing medical products and services on a Global basis. Said products and services are inclusive of, but not limited to, vestibular function testing and balance testing.

B. The Company desires to exclusively engage the services of the Contractor to market physicians within the domestic United States to sell VNG programs as described in Schedule-A. The Contractor also agrees to develop various markets for services for all of North America, as well as any future services that the Company deems authorized. The Company will use the Contractor as its' exclusive agent to provide those services described in Schedule-A.

C. The Contractor has the expertise, knowledge and resources for development and implementation of the services described in Schedule-A.

D. The Company will provide product, installation, training, market assistance, promotional materials and other developmental documentation used to promote said products and services in accordance to all laws of which govern the Company in this type of industry. If the customer decides to purchase the products sold by the Company, those items and pricing are listed in Exhibit-B. The company agrees to sell the same products to the Contractor at a discounted price of $ 27,000 for the VNG and $12,000 for the SportKat.

E. The Company desires to utilize the Contractor's expertise, knowledge and other resources for developing and promoting said services as described in the above Recitals for the purpose of establishing sales of vestibular testing products for the Contractor's client base, and as such, the Contractor desires to use the Company's client base for delivering the services as described in Schedule-A.

NOW, THEREFORE, the Parties mutually agree as follows:

1. In consideration of the Contractor furnishing the expertise, knowledge and other resources in providing said services and market assistance as set forth in the above Recitals hereof, the Company agrees to issue 500,000 Shares as Restricted Rule-144 common stock, in addition the Company will provide equipment to the Contractor for each VNG product sale that includes a signed Acceptance Agreement from the customer. Such acceptance will be in the form of a signed agreement between the customer and the Company. The said transaction will be verification of acceptance and submitted to the Contractor. If the customer decides to purchase a system, the Company agrees to pay a commission of 15% of the total sale to the Contractor.

2. The Company authorizes the Contractor to market, promote and sell the products and services of the Company as described in Exhibit-B. Any other products and services offered by the Company are not a part of this Agreement and may not be sold and/or marketed by the Contractor without the written permission or authorization from the Company.

3. As a part of the services specified herein, the Contractor accepts the above considerations and understands his/her rights to sell said services within the United States. The Contractor agrees to provide his/her "best efforts" to deliver those services as described in Schedule-A.

4. The Contractor agrees to provide the services as described in Schedule-A. The Contractor is not obligated to any exclusive arrangements with the Company. The Company is not obligated to provide a minimum or maximum quota of customers to commit for the Contractor. The Contractor agrees to provide the services to the customer within 30 days after the customer has received the merchandise as described in Exhibit-B and the Company has submitted the signed Acceptance Agreement, with full payment, to the Contractor .

5. Except for the amounts paid to the Contractor as stated in paragraph-1 and within the Recitals herein, the Contractor shall not be entitled to other payment and/or reimbursement for expenses incurred pursuant to this Agreement. All costs and expenses incurred by the Contractor in rendering said services shall be reimbursed or advanced by the Company only upon written authorization to the Contractor by the Company.

6. The Company agrees to provide full and proper assistance to the Contractor inclusive of administrative support, technical support, and professional support on a best efforts basis and within regulatory guidelines and laws set forth for providing said services and without penalty to the Contractor.

7. The Contractor agrees to provide the Company with proper tax documentation and identification upon the signing of this Agreement in accordance to State and Federal tax laws.

8. The relationship between both parties created by this Agreement is that of principal ("the Company") and Outside Contractor ("the Contractor") in that the time spent and the professional manner in which the services are performed shall solely be the responsibility of the Contractor. However, the Contractor agrees to use their best and most diligent efforts, within all laws, to provide the resources and expertise under the terms and conditions setforth herein.

9. During the term of this Agreement the Contractor has the right to promote services, either directly and/or indirectly, to any entity that has a similar products as provided by the Company for the duration of this Agreement.

10. In consideration of the importance of confidentiality, non-disclosure and trade secrets, the Contractor acknowledges that during the course of this Agreement between the Company and the Contractor, the Contractor has had access to and will continue to have access to various confidential information and trade secrets consisting of compilations of information, records, specifications and trade lists, which are owned by the Company and which are regularly used in the operation of the Company's business. The Contractor specifically agrees to NOT distribute the product pricing of the Company, nor use the brand name of EDI and/or Eye Dynamics, Inc. on any of their pricing to their clients. Further, the Contractor will agree to keep confidential all material related to or made a part of this Agreement from any Medtrak Technologies, Inc. client, employee, associate and/or the like.

         In consideration of continued engagement through this Agreement during the period of the Agreement by the Company, the Contractor shall not disclose any of the aforesaid confidential information or trade secrets, directly or indirectly, nor use them in any way, either during the term of this Agreement or at any time thereafter, except as required in the Contractor's engagement with the Company, but does not include information already within the public domain at the time the information is acquired by the Contractor, or information that subsequently becomes public through no act or omission of the Contractor.

          In further consideration of continued engagement and during the period of the Agreement, all files, records, documents, drawings, specifications, equipment and similar items relating to the business of the Company, whether prepared by the Contractors or otherwise, coming into the Contractor's possession shall remain the exclusive property of the Company and shall not be removed from the Company's premises under any circumstances whatsoever without prior written consent of the Company.

11. This Agreement shall continue in effect for a period of two years (2-yrs), and may be continued thereafter only by the express mutual agreement of both parties. This agreement may be terminated only for cause or breech of any terms and conditions setforth herein.

12. This document contains the entire Agreement of the parties relating to this Agreement and correctly sets forth the rights, duties and obligations of all parties hereto. Any prior agreements, promises, negotiations and/or representations not expressly set forth in this Agreement is of no force and effect.

13. No waiver of any term or condition of this Agreement shall be deemed or construed to be a waiver of such term or condition in the future, or of any preceding or subsequent breach of the same or any other term or condition of this or any other agreement. All remedies, rights, undertakings, obligations and agreements contained in this Agreement shall be cumulative and none of them shall be in limitation of any other remedy, right, undertaking, obligation or agreement of either party hereto.

14. No amendment or modification of this Agreement or of any covenant, condition or limitation herein contained shall be valid unless in writing and duly executed by the party to be charged therewith. Unless otherwise specifically set forth under a particular provision, any amendment or modification shall require the overall consent of both parties.

15. Nothing contained in this Agreement shall be construed so as to require the commission of any act contrary to law, and whenever there is a conflict between any provision of this Agreement and any statute, law, ordinance, rule, order or regulation, the later shall prevail, but in such event any such provision of this Agreement shall be curtailed and limited only to the extent necessary to bring it within the legal requirements.

16. This Agreement, and all rights and obligations contained herein shall be binding on and inure to the benefit of the parties hereto and their respective heirs, executors, legal and personal representatives, successors and assigns. It is also specifically agreed and understood that this Agreement shall be binding upon any successor-in-interest to the Company by way of merger, consolidation or otherwise.

17. Any controversy arising out of or in connection with this Agreement, or any amendment thereof, shall be determined and settled by arbitration in accordance with the rules of the American Arbitration Association. The venue for such arbitration shall be exclusively San Bernardino County, the State of California, and any award rendered shall be final and binding on each and all of the parties thereto and their successor-in-interest, and judgment may be entered thereon in any court having jurisdiction thereon. In any such proceeding, the Arbitrator shall be and hereby is empowered to render an award directing specific performance. Each individual party shall take responsibility for obligations pertaining to costs associated with their own legal representation.

18. All notices among the parties hereto shall be in writing and shall be deemed duly served when personally delivered to another party or, in lieu of such personal service, when deposited in the United States mail, certified and return receipt requested, with first class postage prepaid thereon, addressed as set forth above, or in such other place as may be specified in any written notice given pursuant to this paragraph as the address for service of notice. All notices shall be delivered to the parties addresses as witnessed below.

                           Company:        Scott Sand, CEO & Chairman
                                           Ingen Technologies, Inc.

                                           285 E. County Line Rd.
                                           Calimesa, CA 92320
                                           (800) 259-9622
                                           Tax ID No. 88-0429044

                           Contractor:     Ashot Tadevosyan
                                           Vertex Diagnostics, Inc.
                                           3151 Cahuenga Blvd. West, Suite 100
                                           Los Angeles, CA 90068

19. This Agreement shall be governed and construed in accordance with laws of the State of California.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first set forth above and agree to all of the terms and conditions of this Agreement setforth herein.




         The Contractor:
                         ---------------------------------  -----------------
                         Ashot Tadevosyan, Principal              Date




         The Company:    /s/ Scott Sand                     September 1, 2004
                         ---------------------------------  -----------------
                         Scott Sand                               Date

                                   SCHEDULE-A

   SERVICES PROVIDED BY INGEN TECHNOLOGIES, INC. AND PRECISE DIAGNOSTIC, INC.
   --------------------------------------------------------------------------


1. Preferred Provider Care will provide a 2-day balance medicine training program (focused on test reading) here in Jacksonville for all of your physicians and technician customers who require training and assistance for their new VNG private-label equipment. This seminar will include all training manuals, as well as the opportunity for hands on training for physicians and technicians and the opportunity for question and answer sessions with staff (underwritten by Preferred Provider Care.)

2. Attendees are responsible for their own travel arrangements, all travel costs and incidentals.

3. Ingen Technologies, Inc. will refer physicians to Precise Diagnostic, Inc., and Precise Diagnostic, Inc. will provide equipment, technician and clinical support to the physician.

4. Precise Diagnostic, Inc. will provide a contract agreement with the Physician regarding considerations for providing equipment, technician and clinical support.


Contract will be valid for two years.


-----------------------------------
Scott Sand, CEO & Chairman

                                    EXHIBIT-A

                         PHYSICIAN ACCEPTANCE AGREEMENT

         THE PURCHASING PHYSICIAN AND/OR INSTITUTION HAS AGREED TO ACCEPT SERVICES FROM PRECISE DIAGNOSTIC, INC. FOR EQUIPMENT, TRAINING AND CLINICAL SUPPORT. THAT SUPPORT INCLUDES THE FOLLOWING:


1. Preferred Provider Care will provide a 2-day balance medicine training program (focused on test reading) here in Jacksonville for all of your physicians and technician customers who require training and assistance for their new VNG private-label equipment. This seminar will include all training manuals, as well as the opportunity for hands on training for physicians and technicians and the opportunity for question and answer sessions with staff (underwritten by Preferred Provider Care.)

2. Attendees are responsible for their own travel arrangements, all travel costs and incidentals.

3. Ingen Technologies, Inc. will refer physicians to Precise Diagnostic, Inc., and Precise Diagnostic, Inc. will provide equipment, technician and clinical support to the physician.

4. Precise Diagnostic, Inc. will provide a contract agreement with the Physician regarding considerations for providing equipment, technician and clinical support.



         Accepted By: ______________________________ __________________
                           Physician Name                  Date

                                    EXHIBIT-B

                          PRODUCT LIST SOLD TO CUSTOMER

ITI INGEN TECHNOLOGIES, INC.                         PROFORMA INVOICE
285 E. COUNTY LINE ROAD
CALIMESA CA 92320
(800) 259-9622

Date: OPEN

SOLD TO: Client                                                 SHIP TO: Client

ITEM QTY  PART NO.         DESCRIPTION                                  PRICE
--------------------------------------------------------------------------------

1  1ea.  Model-2000  Secure Balance 2 Channel VNG                     $38,000.00
                     Complete with computer system,
                     1-Camera Goggle,Oculomotor Full-Field Projector
                     Secure Balance(TM) Full Clinical VNG Software version 1.00
                     Atmos Air Irrigator and Scope
                     Installation and training (On-Site).
                     2-Day Physician Interpretation Workshop
                     Tower Computer or Laptop Notebook
                     HP Color Printer

2  1ea.  Model-4000  SPORTKAT Balance System                          $15,000.00
                     Balance Therapy & Posturograhy Platform
                     VVP Computer Data System Assessment
                     & Treatment Software 3.02 Flat Panel
                     Display Computer System Base Unit
                     360 Degree Platform w/Tilt Sensor
                     Handrails with Gauge Readout PSI
                     DC-Power Supply Installation and
                     Training (On-Site)

                     Full Warranty 1-Year
                     Software Upgrades - No Charge


Grand Total                                                           $53,000.00

                          TAX and FREIGHT NOT INCLUDED
--------------------------------------------------------------------------------
         NET 30 DAYS       FOB: OCEANSIDE CA          DELIVERY: 2-4 WEEKS ARO
--------------------------------------------------------------------------------

EXHIBIT 10.17


CONSULTING AGREEMENT
--------------------


This Consulting Agreement (the "Agreement"), effective as of this 2nd DAY OF FEBRUARY, 2005 (the "Effective Date") is entered into by and between, NATIONAL FINANCIAL COMMUNICATIONS CORP. DBA/ OTC Financial Network, a Commonwealth of Massachusetts corporation 300 Chestnut St, Suite 200, Needham, MA 02492 (herein referred to as the "Consultant") and INGEN TECHNOLOGIES, INC., (herein referred to as the "Company").

RECITALS
--------

WHEREAS, Company desires to engage the services of Consultant to consult, assist and advise the Company in identifying investor relations and/or public relations and/or market relations organizations to be utilized by the Company and assisting the Company with such investor relations and/or public relations and/or market relations organizations which are engaged by the Company;

NOW THEREFORE, in consideration of the promises and the mutual covenants and agreements hereinafter set forth, the parties hereto covenant and agree as follows:

1. Term of Consultancy. Company hereby agrees to retain the Consultant to act in a consulting capacity to the Company, and the Consultant hereby agrees to provide services to the Company commencing on the Effective Date and ending 6 MONTHS from the Effective Date unless terminated pursuant to Section 8 of this Agreement.

2. Services. During the term of this Agreement, Consultant's services may include, but will not necessarily be limited to providing the following services on behalf of and for the benefit of the Company:

         A. Analyze Company's needs with respect to public relations and/or investor relations and/or market relations.

         B. Oversee and facilitate, for the benefit of the Company, any and all investor relations and/or public relations and/or market relations organizations which are engaged by the Company;

         C. Consult and assist the Company in developing and implementing appropriate plans and means for presenting the Company and its business plans, strategy and personnel to the financial community.

         D. Assist and advise the company with respect to its relations with brokers, dealers, analysts, and other investment professionals.

         E. Otherwise perform as the Company's consultant for public relations and/or investor relations and/or market relations.

         F.       Short and long term strategic planning.

         G.       Short term crisis management.

         H.       Short and long term marketing.

         I. Meeting with/selecting qualified companies for joint business ventures.

         J. Contracting and interviewing qualified accounting firms and legal counsel.

         K.       Recruitment selection of key executives and staff

         L.       Internet and website design.

         M. Recommending and identifying of board members, with all such services (the "Services") on the terms and subject to the condition set forth herein.

3. Allocation of Time and Energies. The Consultant hereby promises to perform and discharge faithfully the responsibilities, which may be assigned to the Consultant from time to time by the officers and duly authorized representatives of the Company under this Agreement. Consultant and staff shall diligently and thoroughly provide the consulting services required hereunder. Although no specific hours-per-day requirement will be required, Consultant and the Company agree that Consultant will perform the duties set forth herein above in a diligent and professional manner.

4. Remuneration. As full and complete compensation for services described in this Agreement, the Company shall compensate Consultant as follows:

         4.1 For undertaking this engagement and for other good and valuable consideration, the Company agrees to cause to be delivered to the Consultant 5,000,000 shares registered, unrestricted, freely trading shares of the Company's Common Stock (which represents less than 5% of the issued and outstanding shares of common stock in the Company) to be issued in the following traunches: 2,500,000 shares up front and the remaining balance to be paid to the Consultant 30 days after. The Company understands and agrees that Consultant has foregone significant opportunities to accept this engagement. The shares of Common Stock issued as a Commencement Bonus, therefore, constitute payment for Consultant's agreement to consult to the Company and are a nonrefundable, non-apportion able, and non-ratable retainer; such shares of common stock are not a prepayment for future services. If the Company decides to terminate this Agreement after entered into for any reason whatsoever, it is agreed and understood that Consultant will not be requested or demanded by the Company to return any of the shares of Common Stock paid to it as Commencement Bonus hereunder. Further, if and in the event the Company is acquired in whole or in part, during the term of this Agreement, it is agreed and understood Consultant will not be requested or demanded by the Company to return any of the shares of Common Stock paid to it hereunder. It is further agreed that if at any time during the term of this agreement, the Company or substantially all of the Company's assets are merged with or acquired by another entity, or some other change occurs in the legal entity that constitutes the Company, the Consultant shall retain and will not be requested by the Company to return any of the shares of Common Stock.

         4.2 With each transfer of shares of Common Stock to be issued pursuant to this Agreement (collectively, the "Shares"). Company shall cause to be issued a certificate representing the Common Stock and a written opinion of counsel for the Company stating that said shares are validly issued, fully paid and non-assessable and that the issuance and eventual transfer of them to Consultant has duly authorized by the Company. Company warrants that all Shares issued to Consultant pursuant to this Agreement shall have been validly issued, fully paid and non-assessable and that the Company's board of directors shall have duly authorized the issuance, and any transfer of them to Consultant.

5. Non-Assign ability of Services. Consultant's services under this contract are offered to Company only and may not be assigned by Company to an entity with which Company merges or which acquires the Company or substantially all of its assets. In the event of such merger or acquisition, all compensation to Consultant herein under the schedules set forth herein shall remain due and payable, and any compensation received by the Consultant may be retained in the entirety by Consultant, all without any reduction or pro-rating and shall be considered and remain fully paid and non-assessable. Notwithstanding the non-assign ability of Consultant's services, Company shall assure that in the event of any merger, acquisition, or similar change of form of entity, that its successor entity shall agree to complete all obligations to Consultant, including the provision and transfer of all compensation herein and the preservation of the value thereof consistent with the rights granted to Consultant by the Company herein, and to Shareholders.

6. Indemnification. The Company warrants and represents that all oral communications, written documents or materials furnished to Consultant by the Company with respect to financial affairs, operations, profitability and strategic planning of the Company are accurate and Consultant may rely upon the accuracy thereof without independent investigation. The Company will protect, indemnity and hold harmless Consultant (including its officers, directors, employees and agents) against any claims or litigation including any damages, liability, cost and reasonable attorney's lees as incurred with respect thereto resulting from Consultants communication or dissemination of any said information, documents or materials. Company further agrees to protect, indemnity and hold harmless Consultant (including its officers, directors, employees and agents) against any claims or litigation including any damages, liability, cost and reasonable attorney's fees as incurred with respect thereto resulting from any and all breaches by Company and/or Company's officers, directors, employees, agents, and any and all market relations, public relations and investor relations organizations introduced to Company by Consultant and subsequently engaged by Company, including misrepresentations and/or omission of fact and from any and all violations of applicable laws and regulations.

7. Representations. Consultant represents that it is not required to maintain any licenses and registrations under federal or any state regulations necessary to perform the services set forth herein. Consultant further acknowledges that it is not a securities Broker Dealer or a registered investment advisor and is not and will not perform any tasks, which require Consultant to be licensed as such. Company acknowledges that, to the best of its knowledge, that it has not violated any rule or provision of any regulatory agency having jurisdiction over the Company. Company acknowledges that, to the best of its knowledge, Company is not the subject of any investigation, claim, decree or judgment involving any violation of the SEC or securities laws. Both Company and Consultant acknowledge that Company is under no obligation to follow and/or act in accordance with the recommendations made by Consultant in connection with this Agreement.

         Company represents that its decision to not act in accordance with Consultant's recommendations in no way effects Company's obligations as set forth in Section 4 et. Seq. hereinabove. Company acknowledges that it remains responsible to perform any and all additional due diligence it deems necessary and appropriate respecting the investor relations, market relations and public relations organizations introduced to it by Consultant. Company further represents and acknowledges that Consultant is not responsible and not liable for the actions taken by those investor relations, market relations and public relations organizations that are introduced to it by Consultant and subsequently engaged by Company.

8. Termination. This Agreement may be terminated by Consultant during the Term hereof by notice to the Company in the event that the Company shall have provided materially inaccurate or misleading information, of any type or nature, to the Consultant, or failed or been unable to comply in any material respect with any of the terms, conditions or provisions of this Agreement on the part of the Company to be performed, complied with or fulfilled within the respective times, if any, herein provided for, unless compliance therewith or the performance or satisfaction thereof shall have been expressly waived by Consultant in writing. Any termination of this Agreement pursuant to this Section 8 shall be without liability of any character (including, but not limited to, loss of anticipated profits or consequential damages) on the part of the Company, except that the Company shall remain obligated to pay the fees, other compensation and costs otherwise to be paid, as set forth in Sections 4 and 5 hereof.

9. Legal Representation. The Company acknowledges that independent legal counsel in the preparation of this Agreement has represented it. Consultant represents that it has consulted with independent legal counsel and/or tax, financial and business advisors, to the extent the Consultant deemed necessary.

10. Status as Independent Contractor. Consultant's engagement pursuant to this Agreement shall be as independent contractor, and not as an employee, officer or other agent of the Company. Neither party to this Agreement shall represent or hold itself out to be the employer or employee of the other. Consultant further acknowledges the consideration provided hereinabove is a gross amount of consideration and that the Company will not withhold from such consideration any amounts as to income taxes, social security payments or any other payroll taxes. All such income taxes and other such payment shall be made or provided for by Consultant and the Company shall have no responsibility or duties regarding such matters. Neither the Company nor the Consultant possesses the authority to bind each other in any agreements without the express written consent of the entity to be bound.

11. Waiver. The waiver by either party of a breach of any provision of this Agreement by the other party shall not operate or be construed as a waiver of any subsequent breach by such other party.

12. Notices. Any notices or other communications required or permitted hereunder shall be sufficiently given if personally delivered, or sent by express mail or telegram, or transmitted by fax or e-mail, addressed as set forth herein below.


If to Consultant:

NATIONAL FINANCE COMMUNICATIONS, INC.

If to the Company:

INGEN TECHNOLOGIES, INC.

13. Confidentially. This entire Agreement, including the terms of this Agreement, shall remain confidential in its entirety and will not be disclosed to anyone without first receiving written consent to do so. This is a material part of this Agreement.

14. Complete Agreement. This Agreement contains the entire agreement of the parties relating to the subject matter hereof. This Agreement and its terms may not be changed orally but only by an agreement in writing signed by the party against whom enforcement of any waiver, change, modification, extension or discharge is sought. In the event that any particular provision or provisions of this Agreement shall for any reason hereafter be determined to be unenforceable, or in violation of any law, governmental order or regulation, such unenforceability or violation shall not affect the remaining provisions of this Agreement, which shall continue in full force and be binding upon the respective parties hereto. The language of this Agreement shall be construed as a whole, according to its fair meaning and intent, and not strictly for or against either party hereto, regardless of who drafted or was principally responsible for drafting the Agreement or the terms or conditions hereof

AGREED TO:

NATIONAL FINANCE COMMUNICATIONS, INC.

Date:
     ------------------------

By:
    -------------------------
    Geoffrey Eiten, President


INGEN TECHNOLOGIES, INC.


Date: FEBRUARY 2, 2005
    ---------------------

By: /S/ Scott Sand
    ---------------------
    Scott Sand, Pres./CEO

EXHIBIT 10.18


CONSULTING AGREEMENT
--------------------

This Consulting Agreement (the "Agreement"), effective as of this 18TH DAY OF JANUARY, 2005 (the "Effective Date") is entered into by and between, HOPE CAPITAL, INC. (herein referred to as the "Consultant") and INGEN TECHNOLOGIES, INC., (herein referred to as the "Company").

RECITALS
--------

WHEREAS, Company desires to engage the services of Consultant to consult, assist and advise the Company in identifying investor relations and/or public relations and/or market relations organizations to be utilized by the Company and assisting the Company with such investor relations and/or public relations and/or market relations organizations which are engaged by the Company;

NOW THEREFORE, in consideration of the promises and the mutual covenants and agreements hereinafter set forth, the parties hereto covenant and agree as follows:

1. Term of Consultancy. Company hereby agrees to retain the Consultant to act in a consulting capacity to the Company, and the Consultant hereby agrees to provide services to the Company commencing on the Effective Date and ending 6 MONTHS from the Effective Date unless terminated pursuant to Section 8 of this Agreement.

2. Services. During the term of this Agreement, Consultant's services may include, but will not necessarily be limited to providing the following services on behalf of and for the benefit of the Company:

         A. Analyze Company's needs with respect to public relations and/or investor relations and/or market relations.

         B. Oversee and facilitate, for the benefit of the Company, any and all investor relations and/or public relations and/or market relations organizations which are engaged by the Company;

         C. Consult and assist the Company in developing and implementing appropriate plans and means for presenting the Company and its business plans, strategy and personnel to the financial community.

         D. Assist and advise the company with respect to its relations with brokers, dealers, analysts, and other investment professionals.

         E. Otherwise perform as the Company's consultant for public relations and/or investor relations and/or market relations.

         F.       Short and long term strategic planning.

         G.       Short term crisis management.

         H.       Short and long term marketing.

         I. Meeting with/selecting qualified companies for joint business ventures.

         J. Contracting and interviewing qualified accounting firms and legal counsel.

         K.       Recruitment selection of key executives and staff

         L.       Internet and website design.

         M. Recommending and identifying of board members, with all such services (the "Services") on the terms and subject to the condition set forth herein.

3. Allocation of Time and Energies. The Consultant hereby promises to perform and discharge faithfully the responsibilities, which may be assigned to the Consultant from time to time by the officers and duly authorized representatives of the Company under this Agreement. Consultant and staff shall diligently and thoroughly provide the consulting services required hereunder. Although no specific hours-per-day requirement will be required, Consultant and the Company agree that Consultant will perform the duties set forth herein above in a diligent and professional manner.

4. Remuneration. As full and complete compensation for services described in this Agreement, the Company shall compensate Consultant as follows:

         4.1 For undertaking this engagement and for other good and valuable consideration, the Company agrees to cause to be delivered to the Consultant 2,500,000 shares registered, unrestricted, freely trading shares of the Company's Common Stock (which represents less than 5% of the issued and outstanding shares of common stock in the Company) to be issued in the following traunches: 1,200,000 shares up front and the remaining balance to be paid to the Consultant 30 days after. The Company understands and agrees that Consultant has foregone significant opportunities to accept this engagement. The shares of Common Stock issued as a Commencement Bonus, therefore, constitute payment for Consultant's agreement to consult to the Company and are a nonrefundable, non-apportion able, and non-ratable retainer; such shares of common stock are not a prepayment for future services. If the Company decides to terminate this Agreement after entered into for any reason whatsoever, it is agreed and understood that Consultant will not be requested or demanded by the Company to return any of the shares of Common Stock paid to it as Commencement Bonus hereunder. Further, if and in the event the Company is acquired in whole or in part, during the term of this Agreement, it is agreed and understood Consultant will not be requested or demanded by the Company to return any of the shares of Common Stock paid to it hereunder. It is further agreed that if at any time during the term of this agreement, the Company or substantially all of the Company's assets are merged with or acquired by another entity, or some other change occurs in the legal entity that constitutes the Company, the Consultant shall retain and will not be requested by the Company to return any of the shares of Common Stock.

         4.2 With each transfer of shares of Common Stock to be issued pursuant to this Agreement (collectively, the "Shares"). Company shall cause to be issued a certificate representing the Common Stock and a written opinion of counsel for the Company stating that said shares are validly issued, fully paid and non-assessable and that the issuance and eventual transfer of them to Consultant has duly authorized by the Company. Company warrants that all Shares issued to Consultant pursuant to this Agreement shall have been validly issued, fully paid and non-assessable and that the Company's board of directors shall have duly authorized the issuance, and any transfer of them to Consultant.

5. Non-Assign ability of Services. Consultant's services under this contract are offered to Company only and may not be assigned by Company to an entity with which Company merges or which acquires the Company or substantially all of its assets. In the event of such merger or acquisition, all compensation to Consultant herein under the schedules set forth herein shall remain due and payable, and any compensation received by the Consultant may be retained in the entirety by Consultant, all without any reduction or pro-rating and shall be considered and remain fully paid and non-assessable. Notwithstanding the non-assign ability of Consultant's services, Company shall assure that in the event of any merger, acquisition, or similar change of form of entity, that its successor entity shall agree to complete all obligations to Consultant, including the provision and transfer of all compensation herein and the preservation of the value thereof consistent with the rights granted to Consultant by the Company herein, and to Shareholders.

6. Indemnification. The Company warrants and represents that all oral communications, written documents or materials furnished to Consultant by the Company with respect to financial affairs, operations, profitability and strategic planning of the Company are accurate and Consultant may rely upon the accuracy thereof without independent investigation. The Company will protect, indemnity and hold harmless Consultant (including its officers, directors, employees and agents) against any claims or litigation including any damages, liability, cost and reasonable attorney's lees as incurred with respect thereto resulting from Consultants communication or dissemination of any said information, documents or materials. Company further agrees to protect, indemnity and hold harmless Consultant (including its officers, directors, employees and agents) against any claims or litigation including any damages, liability, cost and reasonable attorney's fees as incurred with respect thereto resulting from any and all breaches by Company and/or Company's officers, directors, employees, agents, and any and all market relations, public relations and investor relations organizations introduced to Company by Consultant and subsequently engaged by Company, including misrepresentations and/or omission of fact and from any and all violations of applicable laws and regulations.

7. Representations. Consultant represents that it is not required to maintain any licenses and registrations under federal or any state regulations necessary to perform the services set forth herein. Consultant further acknowledges that it is not a securities Broker Dealer or a registered investment advisor and is not and will not perform any tasks, which require Consultant to be licensed as such. Company acknowledges that, to the best of its knowledge, that it has not violated any rule or provision of any regulatory agency having jurisdiction over the Company. Company acknowledges that, to the best of its knowledge, Company is not the subject of any investigation, claim, decree or judgment involving any violation of the SEC or securities laws. Both Company and Consultant acknowledge that Company is under no obligation to follow and/or act in accordance with the recommendations made by Consultant in connection with this Agreement.

         Company represents that its decision to not act in accordance with Consultant's recommendations in no way effects Company's obligations as set forth in Section 4 et. Seq. hereinabove. Company acknowledges that it remains responsible to perform any and all additional due diligence it deems necessary and appropriate respecting the investor relations, market relations and public relations organizations introduced to it by Consultant. Company further represents and acknowledges that Consultant is not responsible and not liable for the actions taken by those investor relations, market relations and public relations organizations that are introduced to it by Consultant and subsequently engaged by Company.

8. Termination. This Agreement may be terminated by Consultant during the Term hereof by notice to the Company in the event that the Company shall have provided materially inaccurate or misleading information, of any type or nature, to the Consultant, or failed or been unable to comply in any material respect with any of the terms, conditions or provisions of this Agreement on the part of the Company to be performed, complied with or fulfilled within the respective times, if any, herein provided for, unless compliance therewith or the performance or satisfaction thereof shall have been expressly waived by Consultant in writing. Any termination of this Agreement pursuant to this Section 8 shall be without liability of any character (including, but not limited to, loss of anticipated profits or consequential damages) on the part of the Company, except that the Company shall remain obligated to pay the fees, other compensation and costs otherwise to be paid, as set forth in Sections 4 and 5 hereof.

9. Legal Representation. The Company acknowledges that independent legal counsel in the preparation of this Agreement has represented it. Consultant represents that it has consulted with independent legal counsel and/or tax, financial and business advisors, to the extent the Consultant deemed necessary.

10. Status as Independent Contractor. Consultant's engagement pursuant to this Agreement shall be as independent contractor, and not as an employee, officer or other agent of the Company. Neither party to this Agreement shall represent or hold itself out to be the employer or employee of the other. Consultant further acknowledges the consideration provided hereinabove is a gross amount of consideration and that the Company will not withhold from such consideration any amounts as to income taxes, social security payments or any other payroll taxes. All such income taxes and other such payment shall be made or provided for by Consultant and the Company shall have no responsibility or duties regarding such matters. Neither the Company nor the Consultant possesses the authority to bind each other in any agreements without the express written consent of the entity to be bound.

11. Waiver. The waiver by either party of a breach of any provision of this Agreement by the other party shall not operate or be construed as a waiver of any subsequent breach by such other party.

12. Notices. Any notices or other communications required or permitted hereunder shall be sufficiently given if personally delivered, or sent by express mail or telegram, or transmitted by fax or e-mail, addressed as set forth herein below.


If to Consultant:

HOPE CAPITAL, INC.

If to the Company:

INGEN TECHNOLOGIES, INC.

13. Confidentially. This entire Agreement, including the terms of this Agreement, shall remain confidential in its entirety and will not be disclosed to anyone without first receiving written consent to do so. This is a material part of this Agreement.

14. Complete Agreement. This Agreement contains the entire agreement of the parties relating to the subject matter hereof. This Agreement and its terms may not be changed orally but only by an agreement in writing signed by the party against whom enforcement of any waiver, change, modification, extension or discharge is sought. In the event that any particular provision or provisions of this Agreement shall for any reason hereafter be determined to be unenforceable, or in violation of any law, governmental order or regulation, such unenforceability or violation shall not affect the remaining provisions of this Agreement, which shall continue in full force and be binding upon the respective parties hereto. The language of this Agreement shall be construed as a whole, according to its fair meaning and intent, and not strictly for or against either party hereto, regardless of who drafted or was principally responsible for drafting the Agreement or the terms or conditions hereof

AGREED TO:

HOPE CAPITAL, INC.

Date:
     ---------------------

By:
    ----------------------
    Curt Kramer, President


INGEN TECHNOLOGIES, INC.


Date: JANUARY 18, 2005
    ---------------------

By: /S/ Scott Sand
    ---------------------
    Scott Sand, Pres./CEO

EXHIBIT 10.19


                       CONSULTING AND MARKETING AGREEMENT
                       ----------------------------------

THIS AGREEMENT, made and entered into as of the 21ST day of FEBRUARY, 2005 by and between XCEL ASSOCIATES, INC., a New Jersey corporation with offices located at 224 Middle Road, Hazlet, New Jersey 07730 ("XAI") and INGEN TECHNOLOGIES, INC., a Georgia corporation with offices located at 285 E. County Line Rd. Calimesa, CA 92320 ("IGTN")


                              W I T N E S S E T H:
                              - - - - - - - - - -

         WHEREAS, XAI provides consultation and advisory services relating to business management and marketing; and

         WHEREAS,IGTN desires to utilize XAI services in connection with its operations.

         NOW, THEREFORE, in consideration of the premises and the mutual covenants hereinafter set forth, XAI and IGTN hereby agree as follows:


1. CONSULTING AND MARKETING SERVICES. Effective as of the 21ST day of FEBRUARY, 2005 by and subject to the terms and conditions herein contained, XAI shall provide business management, marketing consultation and advisory services to IGTN. Such services shall include:

         (a)      Market Awareness to the Financial Community

         (b) Assistance in Marketing of products and/or services and setting up meetings with prospective clients and investors,

         In addition, XAI agrees to act as Company Contact for IGTN with regards to telephone inquiries and investor relations, and by providing this service will be fully authorized to represent IGTN in answering all investor related questions.

2. PAYMENT. In consideration for the services of XAI to be provided hereunder, IGTN agrees to transfer to XAI 150,000 (ONE HUNDRED FIFTY THOUSAND) Free Trading shares of IGTN common stock each month for a period of SIX MONTHS, for a total of 900,000 (Nine Hundred Thousand) shares.

3. PERSONNEL. XAI shall be an independent contractor and no personnel utilized by XAI in providing services hereunder shall be deemed an employee of IGTN. Moreover, neither XAI nor any such person shall be empowered hereunder to act on behalf of IGTN. XAI shall have the sole and exclusive responsibility and liability for making all reports and contributions, withholdings, payments and taxes to be collected, withheld, made and paid with respect to persons providing services to be performed hereunder on behalf of IGTN, whether pursuant to any social security, unemployment insurance, worker's compensation law or other federal, state or local law now in force and in effect or hereafter enacted.

4. XAI ASSISTANCE. IGTN agrees to provide XAI with such secretarial, clerical and bookkeeping assistance as XAI may reasonably request and shall otherwise cooperate with XAI personnel in their rendering of services hereunder. IGTN further agrees to provide XAI monthly a certified shareholder's list and on a weekly basis the DTC sheets (when available).

5. TERM AND TERMINATION. This Agreement shall be effective from the 21ST day of FEBRUARY, 2005and shall continue in effect for a period of SIX MONTHS thereafter. This Agreement may be renewed and Optioned for an additional SIX MONTH term, upon mutual agreement of the parties.

6. NON-ASSIGNABILITY. The rights, obligations, and benefits established by this Agreement shall not be assignable by either party hereto. This Agreement shall, however, be binding and shall inure to the benefit of the parties and their successors.

7. CONFIDENTIALITY. Neither XAI nor any of its consultants, other employees, officers, or directors shall disclose knowledge or information concerning the confidential affairs of IGTN with respect to IGTN's business or finances that was obtained in the course of performing services provided for herein.

8. LIMITED LIABILITY. Neither XAI nor any of its consultants, other employees, officers or directors shall be liable for consequential or incidental damages of any kind to IGTN that may arise out of or in connection with any services performed by XAI hereunder.

9. GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the laws of the State of New Jersey without giving effect to the conflicts of law principles thereof or actual domicile of the parties.

10. NOTICE. Notice hereunder shall be in writing and shall be deemed to have been given at the time when deposited for mailing with the United States Postal Service enclosed in a registered or certified postpaid envelope addressed to the respective party at the address of such party first above written, or at such other address as such party may fix by notice given pursuant to this paragraph.

11. NO OTHER AGREEMENTS. This Agreement supersedes all prior understandings, written or oral, and constitutes the entire Agreement between the parties hereto with respect to the subject matter hereof. No waiver, modification or termination of this Agreement shall be valid unless in writing signed by the parties hereto.


IN WITNESS WHEREOF, IGTN and XAI have duly executed this Agreement as of the day and year first above written.



                     COMPANY: INGEN TECHNOLOGIES, INC.



                     BY:  /S/ SCOTT SAND
                          -----------------------------------
                          Scott Sand, CEO & Chairman




                     XCEL ASSOCIATES, INC.



                     BY:  /S/ EDWARD MEYER, JR.
                          -----------------------------------
                          Edward Meyer, Jr., Chairman

                              MAILING INSTRUCTIONS
                              --------------------

               Make certificates out to XCEL ASSOCIATES, INC. and
                         ship to the following address:


                                 XCEL ASSOCIATES
                                  224 MIDDLE RD
                                HAZLET, NJ 07730


            If you have any questions or concerns please call me at:

                                  732-264-3433.

EXHIBIT 10.20


                            INGEN TECHNOLOGIES, INC.

                            STOCK PURCHASE AGREEMENT

THIS STOCK PURCHASE AGREEMENT (The "Agreement") is made and entered into this 15th day of October, 2004; by and between KHOO Yong Sin (the "Purchaser"), a an Individual representing various investment groups, having its principal offices/location at No. 21 Upper Weld Road, Singapore 207378, and Ingen Technologies. Inc. (the "Seller", "Ingen" or the "Company"), a Goergia corporation, having its corporate headquarters at 285 E. County Line Rd., Calimesa CA 92320;

                              W I T N E S S E T H:

         WHEREAS, the Seller has the authority to issue 5,000,000 shares (five Million shares) of the Company's public common stock that is Registered and Restricted under SEC Rule-144; and

         WHEREAS, the Seller is in the business of developing, manufacturing, marketing and selling medical and commercial products; and

         WHEREAS, the Seller is desirous of selling shares of its common stock at negotiated prices to sophisticated and knowledgeable investors for the purpose of raising working capital and expanding its business in accordance with its business plan; and

         WHEREAS, the Purchaser is representing various investors and interested in purchasing common shares of the Company's stock in accordance with the terms and conditions set forth herein,

         WHEREAS, the parties hereto desire to set forth in writing their understandings and agreements;

NOW, THEREFORE, in consideration of the following premises, representations, warranties, covenants, and for other good and valuable consideration, the timely receipt and sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, agree as follows:

1.       Sale of Shares
         --------------

Pursuant to the terms contained in this Agreement, the Purchaser hereby agrees that it will tender the purchase price (the "Purchase Price") of $0.05 (Five Cents) to buy up to 5,000,000 (Five Million) shares (the "Shares") of public common stock issued by the Company and Restricted under Rule-144 pursuant to the purchase schedule in Exhibit-A and made a part hereof. The total amount of purchase being $ 250,000 (Two Hundred Fifty Thousand Dollars). This sum shall be tendered in certified funds (cashier check or bank draft) and/or a wire transfer to the bank account of the Company pursuant to the payment schedule attached and made a part of herein as Exhibit-A. With the simultaneous payment and delivery of the Purchase Price by the Purchaser to the Company, the Seller shall issue and deliver to the Company immediate tender for the said shares of common stock referenced herein for value of the purchase amount received by the Purchaser. The Company shall be responsible for assuring that the purchased shares are duly recorded with the Stock Transfer Agent referred to as Executive Registrar and Transfer Agency, Inc., located in Englewood, Colorado, and as fully assessable and paid stock in the corporate stock register and with the records of the Company's stock transfer agent. Said event shall hereinafter be known as the "Closing."

All parties further acknowledge that they have had the opportunity to hire counsel of their own choosing to serve as counselors and advisors in this transaction.

2.       Representations and Warranties of Seller.
         -----------------------------------------

As a material inducement to Purchaser to enter into this Agreement, Seller hereby makes the following representations and warranties, effective as of the date hereof and AT Closing;

(a) The execution and delivery of this Agreement and the consummation of the transaction contemplated hereby does not, and as of Closing shall not, violate any provision of any existing law or regulation, or any mortgage, indenture, security agreement, contract, or other agreement to which Seller is a party.

(b) Seller has the full, absolute, and entire power and legal rights to execute, deliver and perform this Agreement and to consummate the transaction contemplated hereby.

(c) The Shares to be sold to Purchaser are free and clear of all liens and other encumbrances.

(d) Each share sold by the Seller to the Purchaser pursuant to this Agreement shall be a validly issued, fully paid and nonassessable share of unrestricted common stock of the Corporation.

(e) The Company is a corporation duly incorporated, organized, validly existing and in good standing under the laws of its' jurisdiction of incorporation and the Company has the requisite corporate power to carry on its business as now being conducted.

(1) The Seller makes no warranties and representations whatsoever, whether express or implied, either directly or indirectly, pertaining to the market value of the Shares or the Company. The Purchaser's decision to buy the Shares referenced herein are the result of the Purchaser's own due diligence, research and investigation. The Purchaser acknowledges that it has been advised by the Company that there currently exists no public market for the sale of its Shares, The value of the Company and its equities will in the future depend upon circumstances that are, in many instances, within the control of the Company or its officers and directors. These factors include, but are not limited to, the public's perception of and need for the Company's products, the types and prices of competing products, AND the ability of the Company to implement its business plan.

3.       Representations and Warranties of Purchaser
         -------------------------------------------

As a material inducement to Seller to enter into this Agreement, Purchaser Hereby make the following representations and warranties, effective as of the date hereof and at Closing:

(a) The execution and delivery of this Agreement and the consummation of the transaction contemplated hereby does not, and as of Closing shall not violate any provision of any existing law or regulation, or any mortgage, indenture, security agreement, contact, or other agreement to which Purchaser is a party.

(b) Purchaser has the full, absolute, and entire power and legal right to execute, deliver and perform Ibis Agreement and to consummate the transaction contemplated hereby.

(c) Purchaser has sufficient knowledge and experience in investing in companies similar to the Corporation, in terms of the Corporation's stage of development, so as to be able to evaluate the risks and merits of its investment in the Seller's Shares, and it is able financially to bear the risks thereof

(d) Purchaser has undertaken all due diligence which it deemed necessary or appropriate and, in furtherance thereof, has had an opportunity to discuss with the Seller all material aspects and conditions of the Corporation, including the management and financial affairs of the Corporation, and to obtain information and examine all documents relating to the Corporation. All questions asked by the Purchaser have been answered to its full satisfaction, and all information and documents, records and books pertaining to this investment the Purchaser has requested have been made available to it.

(e) The Shares being purchased by Purchaser are being provided to various investors, and as such the Purchaser shall provide instructions to the Seller regarding issuing the shares in each of the names of the investors. The Purchaser shall provide the Seller the name in which the certificate should be issued, the amount of shares to be issued, the address and tax identification of the name in which the shares are to be issued.

(f) Purchaser understands that the Seller is a public company. Accordingly, Purchaser understands and acknowledges that the Shares are registered under the Securities Act of 1933 (the "Act") pursuant to Section 4(2) thereof or Rule 505 and Rule 506 promulgated under the Act.

(g) Purchaser recognizes that an investment in the Shares involves a degree of risk, and it is fully cognizant of and understands all of the risk factors related to the purchase of the Shares, and Purchaser has negotiated the terms and conditions of this Agreement in consideration thereof.

(h) Purchaser warrants and represents that it has had the opportunity to retain counsel of its' own choosing to advise it and to review and negotiate the terms and conditions of this transaction.

4.       Conditions Precedent to the Obligations of Purchaser.
         -----------------------------------------------------

All obligations of Purchaser to close on the sale and purchase pursuant to this Agreement shall be subject to the following conditions:

(a) The Seller shall deliver to the Transfer Agent within the time stipulated in this Agreement the certificates representing the Shares.

(b) The Stockholders of the Corporation representing a majority of shares authorized and issued shall consent to the execution by Seller of this Agreement.

(c) In the event that the Purchaser is not able to meet or complete the Purchase
Schedule in Exhibit-A, the Seller may terminate this Agreement by serving written notice to the Purchaser and the termination shall be effective seven (7) days from the date of said written notice. Upon termination, either party shall not have any claims against the other party.

5.       Expenses.
         ---------

Each party hereto shall pay its own expenses in connection with the transaction contemplated hereby, whether or not such transaction shall be consummated.

6.       Brokerage.
         ----------

Each party hereto will indemnify and hold harmless the other from and in respect to any claim for brokerage or other commissions relative to this Agreement or to the transactions contemplated hereby, based in any way on agreements, arrangements or understandings made & claimed to have been made by such party with any third party.

7.       Assignability.
         --------------

This Agreement and the burdens and benefits hereunder are not assignable by either party without the prior written consent of the other party. The Seller understands that the Purchaser is representing various investors, and therefore the Seller authorizes the Purchaser to provide instructions regarding the name in which each share certificate should be issued. The Purchaser will represent each of his investors under the terms and conditions herein.

8.       Notices.
         --------

All notices, requests, consents and other communications hereunder shall be in writing and shall be delivered in person or by overnight courier (with proof of receipt requested) or mailed by certified or registered mail, return receipt requested, addressed as follows:

(a) If to the Seller, to Scott Sand, Chairman of Ingen Technologies, Inc.

(b) If to the Purchaser, to or at such other address or addresses as shall have been furnished by one party to the other in the manner specified in this paragraph 8.

9.       Governing Law.
         --------------

This Agreement shall be governed by and construed in accordance with the laws of the State of Georgia without giving effect to the conflict of law provisions thereof.

10.      Headings.
         ---------

The descriptive headings of the several provisions and sections of this are inserted for convenience only and do not constitute a part of this Agreement.

11.      Entire Agreement.
         -----------------

This Agreement including the Exhibits hereto constitutes the entire agreement of the parties with respect to the subject matter hereof. All Exhibits hereto are incorporated herein by reference.

12.      Counterparts.
         -------------

This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

13.      Changes and Waiver.
         -------------------

No change or modification of this Agreement shall be valid unless the same is in writing and signed by all parties. No waiver of any provision of this Agreement shall be valid unless in writing and signed by the person against whom the provision is sought to be enforced. The failure of any party at any time to insist upon strict performance of any condition, promise, agreement or understanding set forth herein shall not be construed as a waiver or relinquishment of the right to insist upon strict performance of the same or any other condition, promise, agreement or understanding at a future time.

14.      Survival of Representations and Warranties.
         -------------------------------------------

All of the representations and warranties contained in this Agreement shall survive (i) the execution of this Agreement and any other documents related thereto and (ii) the transfer of the Shares to the Escrowee and ultimately to the Purchaser and shall not be merged therein.

15.      Invalid Provisions.
         -------------------

Should any portion of this Agreement be declared invalid or unenforceable for any reason, it shall be modified and adjusted rather than voided, if possible to achieve the material intent of the parties. Any invalidity of any provision of this Agreement shall not affect any other provisions of this Agreement, which shall be deemed enforceable and valid to the maximum extent possible.

16.      Facsimiles.
         -----------

Facsimile or email transmissions of this Agreement, when duly executed by the parties or their authorized representatives shall be as effective and legally binding as executed originals of this Agreement.

17.      Exhibits to the Agreement.
         --------------------------

The following documents have been provided to the Purchaser and shall be deemed to be part of this Agreement and are furnished by the Seller to the Purchaser to inform it of the Company's activities and plans.

i)       Corporate Charter
ii)      Certificate of Good Standing
iii)     Financial Statement
iv)      Tax Returns
v)       Patents & Trademarks

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the year and date first written above.



          Purchaser:

          /S/ KHOO Yong Sin                                    October 15, 2004
          -------------------------------------------          ----------------
          KHOO Yong Sin                                              Date
          No. 21 Upper Weld Road
          Singapore, 207378
          Tel: +65 9746 8288



          Ingen Technologies, Inc.

          /S/ SCOTT R. SAND                                    October 15, 2004
          -------------------------------------------          ----------------
          Scott R. Sand, Chairman and CEO                            Date

                                    EXHIBIT-A

PURCHASE SCHEDULE:


The Purchaser agrees to pay $50,000 on or before November 15, 2004

The Purchaser agrees to pay $100,000 on or before December 15, 2004

The Purchaser agrees to pay $100,000 on or before January 15, 2005

EXHIBIT 10.21

        Agreement for Business Consulting between Ingen Technologies & Ed Whelan


                            INGEN TECHNOLOGIES, INC.

                          BUSINESS CONSULTING AGREEMENT

AGREEMENT, made and entered into October 15, 2004, by and between Edward T. Whelan, Individually of Grace Holdings, Inc. a Maryland Corporation with offices located at 135 First Street, Keyport NJ 07735 ("Grace and Whelan"), and Ingen Technologies, Inc., a Georgia Corporation with offices located at 285 E. County Line Road, Calimesa, CA 92320 ("CRTZ").

                              W I T N E S S E T H:

         WHEREAS, Grace and Whelan provide consultation and advisory services relating to business management and marketing; and

         WHEREAS, CRTZ desires to utilize the services of Whelan and Grace in connection with its operations.

         NOW, THEREFORE, in consideration of the premises and the mutual covenants hereinafter set forth, Whelan/Grace and CRTZ hereby agree as follows:

1. CONSULTING SERVICES. Effective as of October 15, 2004, by and subject to the terms and conditions herein contained, Grace and Whelan shall provide business management, marketing consultation and advisory services to CRTZ. Such services shall include (a) the preparation, implementation and monitoring of business and marketing plans, (b) advice concerning production layout and planning and internal controls and (c) such other managerial assistance as Whelan and Grace shall deem necessary or appropriate for CRTZ's business.

2. PAYMENT. In consideration for the services of Grace and Whelan to be provided CRTZ shall issue to 1,000,000 restricted CRTZ shares. The shares are to be issued in the name and amounts as described in Exhibit-A and made a part of this Agreement. Please have all the certificates delivered to 135 First Street, Keyport NJ 07735. CRTZ shall in respect to each month during the term of this agreement issue a number of restricted shares determined by dividing $6,000 by the product of 80% and the average low price for CRTZ common stock during such month. CRTZ shall also issue to Grace or its designee five-year options to purchase an equivalent number of shares of our common stock at a price of 120% of the average low price per share.

3. EXPENSES. CRTZ shall reimburse Whelan for all pre-approved travel and other expenses incurred by it in rendering services hereunder, including any expenses incurred by consultants when such consultants are temporarily located outside of the metropolitan New York, area for the purpose of rendering services to or for the benefit of CRTZ pursuant to this Agreement. Whelan and Grace shall provide receipts and vouchers to CRTZ for all expenses for which reimbursement is claimed.

4. INVOICES. All pre-approved invoices for services provided to CRTZ and expenses incurred by Whelan and Grace in connection therewith shall be payable in full within fifteen (15) days of the date of such invoice. Payment of invoices shall be wire to Grace Holdings, Inc. Account: 9489495934 -- ABA:
021200339 Fleet Bank, 1300 Highway 36, Hazlet, NJ 07730, 732-264-8152 or made by check made payable to Grace Holdings, Inc. and mailed to 135 First Street, Keyport NJ 07735 within the allotted ten (10) days.

5. PERSONNEL. Whelan and Grace shall be an independent contractor and no personnel utilized by Whelan and Grace in providing services hereunder shall be deemed an employee of CRTZ. Moreover, neither Whelan nor Grace nor any other such person shall be empowered hereunder to act on behalf of CRTZ. Whelan and Grace shall have the sole and exclusive responsibility and liability for making all reports and contributions, withholdings, payments and taxes to be collected, withheld, made and paid with respect to persons providing services to be performed hereunder on behalf of CRTZ, whether pursuant to any social security, unemployment insurance, worker's compensation law or other federal, state or local law now in force and effect or hereafter enacted.

6. TERM AND TERMINATION. This Agreement shall be effective from October 15, 2004, and shall continue in effect for a period of 12 months thereafter. This Agreement may be renewed for a provisional six-month period thereafter, upon mutual agreement of the parties.

7. NON-ASSIGNABILITY. The rights, obligations, and benefits established by this Agreement shall not be assignable by either party hereto. This Agreement shall, however, be binding upon and shall inure to the benefit of the parties and their successors.

8. CONFIDENTIALITY. Neither Whelan nor Grace nor any of its consultants, other employees, officers, or directors shall disclose knowledge or information concerning the confidential affairs of CRTZ with respect to CRTZ's business or finances that was obtained in the course of performing services provided for herein.

9. LIMITED LIABILITY. Neither Whelan and Grace nor any of its consultants, other employees, officers or directors shall be liable for consequential or incidental damages of any kind to CRTZ that may arise out of or in connection with any services performed by Whelan and Grace hereunder.

10. GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the laws of the State of New Jersey without giving effect to the conflicts of law principles thereof or actual domicile of the parties.

11. NOTICE. Notice hereunder shall be in writing and shall be deemed to have been given at the time when deposited for mailing with the United States Postal Service enclosed in a registered or certified postpaid envelope addressed to the respective party at the address of such party first above written or at such other address as such party may fix by notice given pursuant to this paragraph.

12. NO OTHER AGREEMENTS. This Agreement supersedes all prior understandings, written or oral, and constitutes the entire Agreement between the parties hereto with respect to the subject matter hereof. No waiver, modification or termination of this Agreement shall be valid unless in writing signed by the parties hereto.

This Agreement may be executed in counterparts, each of who shall be deemed to be an original, but all such counterparts shall together constitute one and the same instrument.


IN WITNESS WHEREOF, CRTZ, WHELAN AND CRTZ HAVE DULLY EXECUTED THIS AGREEMENT AS OF THE DAY AND YEAR FIRST ABOVE WRITTEN.


INGEN TECHNOLOGIES, INC.


/S/ SCOTT SAND
---------------------------------
SCOTT SAND, CEO & CHAIRMAN


/S/ EDWARD T. WHELAN
---------------------------------
BY:  EDWARD T. WHELAN, PERSONALLY



GRACE HOLDINGS, INC.


/S/ EDWARD T. WHELAN
---------------------------------
BY:  EDWARD T. WHELAN, PRESIDENT

                                        EXHIBIT-A

          52-2226020                                        500,000
          Grace Holdings, Inc.
          Harbor View Unit 2-F
          135 First Street, Unit 2-F
          Keyport, NJ 07735

          52-6993865                                        250,000
          Atlantic Investment Trust
          Richard H. Tanenbaum, Esq., Trustee
          7315 Wisconsin Avenue, Suite 775 N
          Bethesda, Maryland 20814

          ###-##-####                                       250,000
          Ms. Caroline Holdridge
          3940 Becket Street
          Colorado Springs, CO 80906
                                                       -------------
                                                          1,000,000
                                                       =============

EXHIBIT 10.22


             Agreement for Finders Fee with Ingen Technologies, Inc. & Ed Whelan


                            INGEN TECHNOLOGIES, INC.

                          AGREEMENT FOR A FINDER'S FEE
                          ----------------------------

         AGREEMENT, made and entered into October 1, 2004, by and between Edward
T. Whelan, Individually of Grace Holdings, Inc. a Maryland Corporation with offices located at 135 First Street, Keyport NJ 07735 ("Grace and Whelan"), and Ingen Technologies, Inc., a Georgia Corporation with offices located at 285 E. County Line Road, Calimesa, CA 92320 ("CRTZ").

                              W I T N E S S E T H:

         It is agreed that, Whelan and Grace are appointed effective October 1, 2004, as non-exclusive finder for a period of 6 months by CRTZ. Should Whelan and Grace introduce or assist with a Company, individual investor or any prospect for business investment or combination, and CRTZ or its nominee, or any affiliated company or person acting on behalf of CRTZ, directly or indirectly, wish to negotiate with said prospect and ultimately, a legal binding transaction is effected with the prospect, either by debt or equity investment, acquisition, consolidation, merger, purchase of assets or through any form or union with said prospect within twelve (12) months from date of submission by Whelan and Grace, to CRTZ or its nominee, or any affiliated company or person acting on CRTZ's behalf, by virtue of this Agreement recognizes Whelan and Grace as the "Finder of Record," acknowledge hereby that Whelan and Grace is deemed a "Party-in-Interest" to the proposed transaction(s) and is further deemed to be a principal party to any closing or series of closings required to fully effect the transaction(s) contemplated hereby and will protect Whelan and Grace's position with respect to Whelan and Grace's Finder's Fee, as listed in Fee Schedule below. This fee is to be paid to Whelan and Grace at the time of said closing(s), or as mutually agree by Certified or Bank Check only, calculated on the total value of the transaction(s) on the basis of the Fee Schedule as herein below described.

                                  FEE SCHEDULE

5% ON THE VALUE OF EACH TRANSACTION OF                           $1,000,000;PLUS
4% ON THE SECOND                                                 $1,000,000;PLUS
3% ON THE THIRD                                                  $1,000,000;PLUS
2% ON THE FOURTH                                                 $1,000,000;PLUS
1% ON THE VALUE OF EACH TRANSACTION IN THE EXCESS OF $5,000,000.

         As such, a 5% fee would be paid on the first million dollars obtained a 4% fee would be paid on the second million dollars, a 3% fee would be paid on the third million dollars, a 2% fee would be paid on the fourth million dollars and a 1% fee would be paid on all additional monies raised.

         Consideration is defined as all cash, payments in stock, options, fees, notes, leases or other evidences of indebtedness. It is intended to include the total value of any investment, debt or equity, earn out, or consulting agreements, covenants, assets, standby facilities or instruments of credit of any kind to be given or committed to be given in connection with the prospective transaction(s) contemplated herein, and/or assumption of debt. Whelan and Grace's fee shall be based upon all of the foregoing.

         Whelan and Grace, at either's option, may elect to obtain all or part as mutually agreed of its fee in shares of stock of the Company in lieu of cash. The stock shall be valued at eighty percent (80%) of its most recent bid price for the purpose of conversion to its cash value in this transaction. This Agreement shall be binding upon the parties hereto, their heirs, estates, successors and assigns.

This Agreement may be executed in counterparts, each of who shall be deemed to be an original, but all such counterparts shall together constitute one and the same instrument.

IN WITNESS WHEREOF, CRTZ, Whelan and CRTZ have dully executed this Agreement as of the day and year first above written.

INGEN TECHNOLOGIES, INC.


/S/ SCOTT SAND
---------------------------------
SCOTT SAND, CEO & CHAIRMAN


/S/ EDWARD T. WHELAN
---------------------------------
BY:  EDWARD T. WHELAN, PERSONALLY



GRACE HOLDINGS, INC.


/S/ EDWARD T. WHELAN
---------------------------------
BY:  EDWARD T. WHELAN, PRESIDENT

EXHIBIT 10.23


              Agreement for Options between Ingen Technologies, Inc. & Ed Whelan


                            INGEN TECHNOLOGIES, INC.

                                OPTION AGREEMENT

Option Agreement (this "AGREEMENT") made as of January 18, 2005 (the "GRANT DATE"), by and between Grace Holdings, Inc. a Maryland Corporation with offices located at 135 First Street, Keyport NJ 07735 and Ingen Technologies, Inc., a Georgia Corporation with offices located at 285 E. County Line Road, Calimesa, CA 92320 ("CRTZ").
(the "COMPANY"), and Grace Holdings, Inc. ("GRANTEE"),

1. GRANT OF OPTION. In consideration of Grantee's willingness to enter into a Business Consulting Agreement with the Company, the Company hereby grants to Grantee, as of the Grant Date, a qualified stock option to purchase an aggregate of 5,000,000 shares (the "Option Shares") of common stock of the Company, par $0.0001 per share (the "Company Stock") shares at the following prices:
1,000,000 shares at $0.10, 1,000,000 shares at $0.15, 1,000,000 shares at $0.20,
1,000,000 shares at $0.25, and 1,000,000 shares at $0.30 the shares shall be issued pursuant to a registration statement or exemption and be freely tradable. (the "OPTION") subject to adjustment and the other terms and conditions set forth herein.

2. EXERCISE OF OPTION.

         (a) GENERAL. The Option may be exercised by written notice to the Company at any time and from time to time after the Grant Date; provided, however, such Option shall not be exercisable for more than the number of shares, which are vested at the time of exercise.

         (b) VESTING. This Option shall vest with respect to 100% of the Option Shares as of the Grant Date.

         (c) EXPIRATION OF OPTION. This Option shall not be exercisable after the October 1, 2009 (the "Termination Date").

3. EXERCISE OF OPTION AND CONDITIONS TO EXERCISE. This Option may not be exercised by Grantee unless the following conditions are met.

         (a) NOTICE. This Option shall be exercised by delivering written notice to the Company's principal office to the attention of its Secretary. Such notice shall specify the number of shares of Company Stock with respect to which the Option is being exercised and shall be signed by Grantee. This Option may not be exercised for a fraction of a share of Company Stock;

         (b) SECURITIES REQUIREMENTS. Legal counsel for the Company must be satisfied at the time of exercise that the issuance of Option Shares upon exercise will be in compliance with the Securities Act of 1933, as amended (the "SECURITIES ACT") and applicable United States federal, state, local and foreign laws; and

         (c) PAYMENT OF EXERCISE PRICE. Grantee must pay at the time of exercise the full purchase price for the shares of Company Stock being acquired hereunder in the form of a note, cash, by certified check, bank cashier's check, or wire transfer.

4. TRANSFERABILITY. This Option may be sold, assigned, transferred, pledged, hypothecated by Grantee, in which case, such transferee shall succeed to the rights and obligations of Grantee hereunder and is exercisable during the term of this option. The applicable requirements of Section 3 above must be satisfied in full at the time of any exercise.

5. NO RIGHTS AS STOCKHOLDER. Unless and until a certificate or certificates representing the shares of Company Stock shall have been issued to Grantee (or any person acting under Section 4 above) pursuant to an exercise hereunder, Grantee shall not be or have any of the rights or privileges of a stockholder of the Company with respect to shares of Company Stock acquirable upon exercise of the Option.

6. NOTICES. Any notice hereunder to the Company shall be addressed to the Company, Ingen Technologies, Inc., with offices located at 285 E. County Line Road, Calimesa, CA 92320 Attention: Scott Sand, Chairman & CEO, and any notice hereunder to Grantee shall be addressed to Grantee at Grantee's Grace Holdings, Inc. with offices located at 135 First Street, Keyport NJ 07735 Attention:
Edward T. Whelan, President, subject to the right of either party to designate at any time hereafter in writing some other address. Any notice shall be deemed to have been duly given when delivered personally, one day following dispatch if sent by reputable overnight courier, fees prepaid, or three days following mailing if sent by registered mail, return receipt requested, postage prepaid and addressed as set forth above.

7. BINDING EFFECT. This Agreement shall be binding upon and inure to the benefit of any successors to the Company and all persons lawfully claiming under Grantee.

8. GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the laws of the State of New Jersey without giving effect to the conflicts of law principles thereof or actual domicile of the parties.

9. COUNTERPARTS. This Agreement may be executed in counterparts, each of who shall be deemed to be an original, but all such counterparts shall together constitute one and the same instrument.

IN WITNESS WHEREOF, the Company and Grantee have executed this Agreement as of the date first above written.


INGEN TECHNOLOGIES, INC.


/S/ SCOTT SAND
---------------------------------
SCOTT SAND, CEO & CHAIRMAN



GRACE HOLDINGS, INC.


/S/ EDWARD T. WHELAN
---------------------------------
BY:  EDWARD T. WHELAN, PRESIDENT

EXHIBIT 10.24


                              CONSULTING AGREEMENT
                              --------------------


This Consulting Agreement (the "Agreement"), effective as of this 7TH DAY OF JANUARY, 2005 (the "Effective Date") is entered into by and between, APEX CHARTING, INC. (herein referred to as the "Consultant") and INGEN TECHNOLOGIES, INC., (herein referred to as the "Company").

                                    RECITALS
                                    --------

WHEREAS, Company desires to engage the services of Consultant to consult, assist and advise the Company in identifying investor relations and/or public relations and/or market relations organizations to be utilized by the Company and assisting the Company with such investor relations and/or public relations and/or market relations organizations which are engaged by the Company;

NOW THEREFORE, in consideration of the promises and the mutual covenants and agreements hereinafter set forth, the parties hereto covenant and agree as follows:

1. Term of Consultancy. Company hereby agrees to retain the Consultant to act in a consulting capacity to the Company, and the Consultant hereby agrees to provide services to the Company commencing on the Effective Date and ending 6 MONTHS from the Effective Date unless terminated pursuant to Section 8 of this Agreement.

2. Services. During the term of this Agreement, Consultant's services may include, but will not necessarily be limited to providing the following services on behalf of and for the benefit of the Company:

         A. Analyze Company's needs with respect to public relations and/or investor relations and/or market relations.

         B. Oversee and facilitate, for the benefit of the Company, any and all investor relations and/or public relations and/or market relations organizations which are engaged by the Company;

         C. Consult and assist the Company in developing and implementing appropriate plans and means for presenting the Company and its business plans, strategy and personnel to the financial community.

         D. Assist and advise the company with respect to its relations with brokers, dealers, analysts, and other investment professionals.

         E. Otherwise perform as the Company's consultant for public relations and/or investor relations and/or market relations.

         F.       Short and long term strategic planning.

         G.       Short term crisis management.

         H.       Short and long term marketing.

         I. Meeting with/selecting qualified companies for joint business ventures.

         J. Contracting and interviewing qualified accounting firms and legal counsel.

         K.       Recruitment selection of key executives and staff

         L.       Internet and website design.

         M. Recommending and identifying of board members, with all such services (the "Services") on the terms and subject to the condition set forth herein.

3. Allocation of Time and Energies. The Consultant hereby promises to perform and discharge faithfully the responsibilities, which may be assigned to the Consultant from time to time by the officers and duly authorized representatives of the Company under this Agreement. Consultant and staff shall diligently and thoroughly provide the consulting services required hereunder. Although no specific hours-per-day requirement will be required, Consultant and the Company agree that Consultant will perform the duties set forth herein above in a diligent and professional manner.

4. Remuneration. As full and complete compensation for services described in this Agreement, the Company shall compensate Consultant as follows:

         4.1 For undertaking this engagement and for other good and valuable consideration, the Company agrees to cause to be delivered to the Consultant 1,000,000 shares registered, unrestricted, freely trading shares of the Company's Common Stock (which represents less than 5% of the issued and outstanding shares of common stock in the Company) to be issued in the following traunches: 500,000 shares up front and the remaining balance to be paid to the Consultant 30 days after. The Company understands and agrees that Consultant has foregone significant opportunities to accept this engagement. The shares of Common Stock issued as a Commencement Bonus, therefore, constitute payment for Consultant's agreement to consult to the Company and are a nonrefundable, non-apportion able, and non-ratable retainer; such shares of common stock are not a prepayment for future services. If the Company decides to terminate this Agreement after entered into for any reason whatsoever, it is agreed and understood that Consultant will not be requested or demanded by the Company to return any of the shares of Common Stock paid to it as Commencement Bonus hereunder. Further, if and in the event the Company is acquired in whole or in part, during the term of this Agreement, it is agreed and understood Consultant will not be requested or demanded by the Company to return any of the shares of Common Stock paid to it hereunder. It is further agreed that if at any time during the term of this agreement, the Company or substantially all of the Company's assets are merged with or acquired by another entity, or some other change occurs in the legal entity that constitutes the Company, the Consultant shall retain and will not be requested by the Company to return any of the shares of Common Stock.

         4.2 With each transfer of shares of Common Stock to be issued pursuant to this Agreement (collectively, the "Shares"). Company shall cause to be issued a certificate representing the Common Stock and a written opinion of counsel for the Company stating that said shares are validly issued, fully paid and non-assessable and that the issuance and eventual transfer of them to Consultant has duly authorized by the Company. Company warrants that all Shares issued to Consultant pursuant to this Agreement shall have been validly issued, fully paid and non-assessable and that the Company's board of directors shall have duly authorized the issuance, and any transfer of them to Consultant.

5. Non-Assign ability of Services. Consultant's services under this contract are offered to Company only and may not be assigned by Company to an entity with which Company merges or which acquires the Company or substantially all of its assets. In the event of such merger or acquisition, all compensation to Consultant herein under the schedules set forth herein shall remain due and payable, and any compensation received by the Consultant may be retained in the entirety by Consultant, all without any reduction or pro-rating and shall be considered and remain fully paid and non-assessable. Notwithstanding the non-assign ability of Consultant's services, Company shall assure that in the event of any merger, acquisition, or similar change of form of entity, that its successor entity shall agree to complete all obligations to Consultant, including the provision and transfer of all compensation herein and the preservation of the value thereof consistent with the rights granted to Consultant by the Company herein, and to Shareholders.

6. Indemnification. The Company warrants and represents that all oral communications, written documents or materials furnished to Consultant by the Company with respect to financial affairs, operations, profitability and strategic planning of the Company are accurate and Consultant may rely upon the accuracy thereof without independent investigation. The Company will protect, indemnity and hold harmless Consultant (including its officers, directors, employees and agents) against any claims or litigation including any damages, liability, cost and reasonable attorney's lees as incurred with respect thereto resulting from Consultants communication or dissemination of any said information, documents or materials. Company further agrees to protect, indemnity and hold harmless Consultant (including its officers, directors, employees and agents) against any claims or litigation including any damages, liability, cost and reasonable attorney's fees as incurred with respect thereto resulting from any and all breaches by Company and/or Company's officers, directors, employees, agents, and any and all market relations, public relations and investor relations organizations introduced to Company by Consultant and subsequently engaged by Company, including misrepresentations and/or omission of fact and from any and all violations of applicable laws and regulations.

7. Representations. Consultant represents that it is not required to maintain any licenses and registrations under federal or any state regulations necessary to perform the services set forth herein. Consultant further acknowledges that it is not a securities Broker Dealer or a registered investment advisor and is not and will not perform any tasks, which require Consultant to be licensed as such. Company acknowledges that, to the best of its knowledge, that it has not violated any rule or provision of any regulatory agency having jurisdiction over the Company. Company acknowledges that, to the best of its knowledge, Company is not the subject of any investigation, claim, decree or judgment involving any violation of the SEC or securities laws. Both Company and Consultant acknowledge that Company is under no obligation to follow and/or act in accordance with the recommendations made by Consultant in connection with this Agreement. Company represents that its decision to not act in accordance with Consultant's recommendations in no way effects Company's obligations as set forth in Section 4 et. Seq. hereinabove. Company acknowledges that it remains responsible to perform any and all additional due diligence it deems necessary and appropriate respecting the investor relations, market relations and public relations organizations introduced to it by Consultant. Company further represents and acknowledges that Consultant is not responsible and not liable for the actions taken by those investor relations, market relations and public relations organizations that are introduced to it by Consultant and subsequently engaged by Company.

8. Termination. This Agreement may be terminated by Consultant during the Term hereof by notice to the Company in the event that the Company shall have provided materially inaccurate or misleading information, of any type or nature, to the Consultant, or failed or been unable to comply in any material respect with any of the terms, conditions or provisions of this Agreement on the part of the Company to be performed, complied with or fulfilled within the respective times, if any, herein provided for, unless compliance therewith or the performance or satisfaction thereof shall have been expressly waived by Consultant in writing. Any termination of this Agreement pursuant to this Section 8 shall be without liability of any character (including, but not limited to, loss of anticipated profits or consequential damages) on the part of the Company, except that the Company shall remain obligated to pay the fees, other compensation and costs otherwise to be paid, as set forth in Sections 4 and 5 hereof.

9. Legal Representation. The Company acknowledges that independent legal counsel in the preparation of this Agreement has represented it. Consultant represents that it has consulted with independent legal counsel and/or tax, financial and business advisors, to the extent the Consultant deemed necessary.

10. Status as Independent Contractor. Consultant's engagement pursuant to this Agreement shall be as independent contractor, and not as an employee, officer or other agent of the Company. Neither party to this Agreement shall represent or hold itself out to be the employer or employee of the other. Consultant further acknowledges the consideration provided hereinabove is a gross amount of consideration and that the Company will not withhold from such consideration any amounts as to income taxes, social security payments or any other payroll taxes. All such income taxes and other such payment shall be made or provided for by Consultant and the Company shall have no responsibility or duties regarding such matters. Neither the Company nor the Consultant possesses the authority to bind each other in any agreements without the express written consent of the entity to be bound.

11. Waiver. The waiver by either party of a breach of any provision of this Agreement by the other party shall not operate or be construed as a waiver of any subsequent breach by such other party.

12. Notices. Any notices or other communications required or permitted hereunder shall be sufficiently given if personally delivered, or sent by express mail or telegram, or transmitted by fax or e-mail, addressed as set forth herein below.


If to Consultant:          APEX CHARTING, INC.

If to the Company:         INGEN TECHNOLOGIES, INC.

13. Confidentially. This entire Agreement, including the terms of this Agreement, shall remain confidential in its entirety and will not be disclosed to anyone without first receiving written consent to do so. This is a material part of this Agreement.

14. Complete Agreement. This Agreement contains the entire agreement of the parties relating to the subject matter hereof. This Agreement and its terms may not be changed orally but only by an agreement in writing signed by the party against whom enforcement of any waiver, change, modification, extension or discharge is sought. In the event that any particular provision or provisions of this Agreement shall for any reason hereafter be determined to be unenforceable, or in violation of any law, governmental order or regulation, such unenforceability or violation shall not affect the remaining provisions of this Agreement, which shall continue in full force and be binding upon the respective parties hereto. The language of this Agreement shall be construed as a whole, according to its fair meaning and intent, and not strictly for or against either party hereto, regardless of who drafted or was principally responsible for drafting the Agreement or the terms or conditions hereof

AGREED TO:

APEX CHARTING, INC.

Date:    JANUARY 7, 2005

By:      /S/ DEREK WOLFF
         ---------------------------
         Derek Wolff, Vice President


INGEN TECHNOLOGIES, INC.

Date:    JANUARY 7, 2005

By:      /S/ SCOTT SAND
         ---------------------------
         Scott Sand, Pres./CEO

EXHIBIT 10.25

                                  [INGEN LOGO]


                   FINANCIAL PROCUREMENT DEVELOPMENT AGREEMENT
                   -------------------------------------------


THIS AGREEMENT made this 15th day of October, 2004 with Ingen Technologies, Inc., a Georgia Corporation, whose business address is 285 E. County Line Road, Calimesa, California 92320, hereinafter referred to as the "Business"; and KHOO Yong Sin, an Individual, whose address is at No. 21 Upper Weld Road, Singapore 207378, is further referred to as the "Finder".

WHEREAS, The Business seeks "Financing" , or such other sums as it may agree to accept, from the Finder and/or it's third party lenders or Investors.

WHEREAS, The Business may seek additional financing for other development projects or to develop other business relationships or joint ventures;

WHEREAS, The Finder is engaged in the business of maintaining relationships with various lenders; and with various development companies and consortiums that provide development services and products; and assisting businesses in acquiring development partners and establishing joint ventures or investment shares;

WHEREAS, for the purpose of this Agreement, the existing terms and conditions shall have the following meanings:

The term "CONNECTED PERSONS" shall include, but not be limited to, any banks, lawyers, agents, corporations, consultants, advisors, consortia, and/or syndicate members, associates, affiliates, and any person, corporation or entity that comes to have any knowledge or information concerning any and all transactions covered by this Agreement, as a result of any communication directly with, originating from, or relating to either the Business or the Finder.

The term "DEVELOPMENT" shall mean any and all projects of the Business that are funded by the Finder's third party lenders subsequent to the Business' first project as contemplated hereunder. These projects may include, but are not limited to, construction, design, equipment and other services and products which the Finder assists the Business in funding as well as assisting the Business in acquiring development partners or joint ventures.

The terms "FINANCE" or "FINANCING" or "FUNDING" or "Investors" or "Investing" shall mean the consideration in the form of monies or benefit(s) that the Business has authorized the Finder to obtain on its behalf.

The term "LENDER(S)" shall include, but not be limited to, any type of financing source or organization from whom a commitment to provide a loan or obtain a benefit is sought.

The terms "LOAN" or "BENEFIT" shall mean the advancement or commitment to advance monies or other consideration, in the form of either Debt or Equity resulting from the efforts of the Finder for the benefit of the Business. The "Benefit" may include, but not necessarily be limited to, loans, private placements, mergers, acquisitions and the sales of various forms of securities or stock.

The term "TRANSACTION(S)" shall include any and all stages of negotiations, discussions, communications, of whatever form, and completions between the parties hereto and their connected persons regarding opportunities to enter into business transactions made available by either party and their connected persons to the other party and its connected persons, which transactions shall specifically include arranging the purchase and sale of all types of banking instruments, assets, commodities, and all types of financial facilities.

NOW, THEREFORE, in accordance herewith, the Business and the Finder acknowledge and agree to the following covenants, terms and conditions:


1. SCOPE OF WORK:
-----------------

 The Finder, on a non-exclusive basis, agrees to use their best efforts and reasonable diligence to identify one or more appropriate companies, consultants, Lenders or Investors and to seek suitable distribution of products, funding or investment for the Business, on a best-efforts basis, for the Business pursuant to this Agreement.

2. CONFIDENTIALITY AND NON-CIRCUMVENTION:
-----------------------------------------

 The Finder and Company have entered into a separate Confidentiality and Non-Circumvention Agreement.


3. FEES, COSTS AND CHARGES:
---------------------------




a. "Fees, Costs and Charges" identified hereinafter shall be due and payable in accordance herewith.

     1. PLACEMENT FEES. The Finder shall receive for its services rendered, a placement fee of 5% (Five Percent) to be deemed earned at the time of The Business's acceptance of the financing, which shall be upon the signing by the Business of the Lender's or Investor's Commitment Letter or other similar documentation. The placement fee shall be calculated on a percentage of the total "Financing" or "Investing"committed to the Business. The Finder and Business agree that the Placement fee will be distributed as follows:

a)   0% (None) of the Placement Fee will be paid in tender, and will equal 0%
     (none) of the net funding amount.

b) 5% (Five Percent) of the Placement Fee will be paid in equity, whereas the Business will deliver public shares that are registered and restricted under SEC Rule-144 to the Finder equal to the amount of 5% (Five Percent) of the net funding amount.


2. The Business will pay the Finder its' entire placement fee on the day the first funds are deposited in the Bussiness' bank account and approved by the bank, from the Finder's third party lenders or investor.

3. This same placement fee shall apply to any and all projects of the Business that originate and are funded by the Finder's third party lenders or investor subsequent to the Business's first project, as contemplated hereunder, for a period of three (3) years from the date of this Agreement. If the project originates before the end of the three (3) year period but the funding or investing takes place after the three (3) year period the placement fee will apply. For purposes of this agreement "originates" shall be defined to mean all projects and/or contracts for which the Business applies to the Investor or Lender for financial assistance. Any such additional projects may be subject to an Addendum to this Agreement which further describes the project and the amount, type and terms of the funding and any other terms as may be related to this Agreement and the Business agrees to execute all such Addendum's. If the Business refuses to execute such Addendum and proceeds with additional projects then they will be obligated to pay additional placement fees pursuant to this provision for a period of three (3) years.


4. ADDITIONAL RESTRICTIVE AGREEMENTS:
-------------------------------------

a. For a period of two (2) years from the date of the executed FINANCIAL PROCUREMENT DEVELOPMENT AGREEMENT, the Business agrees that it shall not directly or indirectly solicit the financial participation of any Lender, Investor and/or Connected Persons, as defined herein, who have been introduced to the Business by the Finder for the purposes contemplated by this Agreement. The Business recognizes that those Lenders, Investors and/or Connected Persons that have been introduced to them by the Finder have an existing valuable relationship with the Finder. The Business further recognizes the proprietary nature of the Lenders and/or Connected Persons and the confidentiality that is essential to the Finder's business. The Business further agrees that it shall not directly or indirectly refer any Lender, Investor and/or Connected Persons introduced to it by the Finder to any other individual, company, entity or affiliate thereof, or provide anyone whomsoever access to the names of any Lender, Investor and/or Connected Persons introduced to the Business. The Placement Development Fees stated in section 3(a) and 3(b) above will apply to any such referral should such a referral take place during this three year (3) term. This shall not apply to any Lender, Investor and/or Connected Persons with whom the Business has had previous contacts and can provide evidence thereof.


                                   PAGE 1 OF 6
                  FINANCIAL PROCUREMENT & DEVELOPMENT AGREEMENT
                    INGEN TECHNOLOGIES, INC. & KHOO YONG SIN
                                    11/04/05

b. The Confidentiality and Non-Circumvention clauses of this Agreement shall continue in full force and effect for a total of three years (3) from the date entered into and shall apply to any and all transactions introduced by either party to the other party hereto, and shall include any subsequent follow-ups, extensions, add-ons, roll-overs or re-negotiated and/or delayed transactions, and/or referrals set forth in section 4(a) above, regardless of the success or earlier states of any such transactions.

c.   The Business acknowledges and agrees that:

 (i.) There is no express or implied warranty or guarantee regarding the successful outcome of the Finder's efforts on behalf of the Business under this Agreement.

 (ii.) The Finder is not an agent for the Business pursuant hereto and, thus, no agency is created hereby and, the Finder warrants and represents that it is not an agent for a lender or Investor to whom the Business is introduced or referred in accordance with this Agreement.

 (iii.) It shall be solely responsible for all necessary due diligence, e.g. the review and investigation of lenders, investors selected and referred by The Finder to The Business prior to or during the negotiation of the loan.

 (iv.) The Finder shall be indemnified and held harmless by the Business from any liability resulting from any legal action or actions by any party to the Business's financial transactions.


5. THREE YEAR TERM UNLESS TERMINATED SOONER:
--------------------------------------------

 The term of this non-exclusive FINANCIAL PROCUREMENT DEVELOPMENT AGREEMENT shall be for three years (3) years from the date of this Agreement unless terminated by mutual written agreement. If the Agreement is so terminated the Finder shall be entitled to receive any placement and development fees pending at time of termination of any business financial commitments procured by the Finder. Notwithstanding termination, the provisions of sections 2, 3(a) and 3(b) hereof shall remain in effect for a period of three years (3) years from the date of the execution of this FINANCIAL PROCUREMENT DEVELOPMENT AGREEMENT.

6. BREACH, CLAIMS AND LITIGATION:
---------------------------------

 Any controversy or claim arising out of or in connection with this Agreement or alleged breach thereof which is not settled by the parties hereto, shall be settled by arbitration in accordance with the statutes and laws of the American Arbitration Association, and the parties hereto agree to use their best endeavors to facilitate such arbitration and thereby conclusively agree to accept the decision of such arbiter as final and binding. Such arbiters shall be authorized to award attorney's fees and costs for such arbitration proceeding. In the event that the Business breaches the Non-Circumvention provisions set forth in section 2, then in such event the Business hereby agrees, without reservation, to immediately pay to the Finder the full amount of placement and development fees, expenses and/or benefits as may have been agreed between the Business and the Finder, or in the event that such circumvention occurred before any such placement and development fees, expenses, and/or benefits were agreed upon. The Business shall immediately pay to the Finder the entire placement and development fees, expenses, and/or benefits that it, the Business, or its connected persons received as a result of such a circumvention, or otherwise as may be agreed by the Finder if either party hereto is required to seek legal remedies available to enforce any provisions of this FINANCIAL PROCUREMENT & DEVELOPMENT AGREEMENT, the aggrieved party shall be entitled to recover all reasonable court costs, attorney fees and other charges and damages ordered by any court of competent jurisdiction from the defaulting party.

7. CONTROLLING LAW:
-------------------

This Agreement shall be interpreted under and by the laws of the State of Georgia, in the USA.


8. ENTIRE AGREEMENT:
--------------------

 This Agreement contains the entire agreement of the parties hereto relating to the procurement of financing and development partnership, as set forth herein. This Agreement shall supersede any and all others as to the matters relating to and as expressed herein. Any prior agreement, promises, or representations not expressly set forth in this Agreement are of no force and effect. Where written agreements are required facsimile copies are binding.


9. AMENDMENT:
-------------

This Agreement may be amended in writing providing that both parties execute such amendment hereto. This Agreement shall bind and inure to the benefit of both parties hereto, their affiliates, associates, heirs, executors, administrators, successors in interest and assigns. This Agreement shall be deemed to apply to any successors in interest and assigns by virtue of any acquisition, merger and/or other business combination of any kind.





10. ASSIGNMENT:
---------------

 Neither party hereto may assign or otherwise transfer its rights and obligations under this FINANCIAL PROCUREMENT & DEVELOPMENT AGREEMENT without prior written consent from the other party. This Agreement shall be deemed binding on all successors in interest and/or assigns except for the collection of any sums due hereunder from the Business to the Finder in which event the Finder may sell or transfer its rights to a third party. The Business further certifies that the Business has carefully read and understands this Agreement and acknowledges the terms and conditions herein and acknowledges receipt of a copy hereof. This Agreement may be executed in multiple counterparts, each of which shall be deemed an original, and facsimile copies shall be binding.

            /S/ Scott Sand
Agreed by:
            ----------------------------------
                 Scott R. Sand, CEO - Business
                 Ingen Technologies, Inc.






Agreed by:
            ----------------------------------
                                 KHOO Yong Sin


                                   PAGE 2 OF 6
                  FINANCIAL PROCUREMENT & DEVELOPMENT AGREEMENT
                    INGEN TECHNOLOGIES, INC. & KHOO YONG SIN
                                    11/04/05

EXHIBIT 10.26

                          PATENT RIGHTS PURCHASE & SALE
                          -----------------------------
                                    AGREEMENT
                                    ---------

                                   A. PARTIES

         This agreement is entered into this 11th day of July, 2005 by and between Ingen Technologies, Inc., a Georgia corporation doing business in California ("Ingen") and Francis McDermott, a resident of California ("grantor").

                            B. RECITALS AND SUMMARY

         Ingen is in the business of providing oxygen sensing and warning technology to medical, private and governmental markets. Grantor is the inventor of certain technology utilized by Ingen in the design and manufacture of its BAFI and OxyAlert product lines. The technology is patented. United States Patents No. 6,326,896 B1 (December 4, 2001) and No. 6,137,417 (October 24, 2000)
("the patents") are attached as exhibits "A" and "B," respectively, hereto (and incorporated herein as a part hereof by this reference). The parties entered into an exclusive licensing agreement for use of the patents on or about June 24th, 1999 ("licensing agreement" - see Exhibit "C" hereto, incorporated herein as a part hereof by this reference). Grantor is selling all of his right, title and interest in the patents to Ingen as provided in this Agreement.

                      C. PURCHASE & SALE; PRICE AND TERMS

         Grantor hereby sells and Ingen hereby purchases all right and title of grantor to the patents, including, but not limited to, the patents themselves and foreign rights of priority for both patents. Grantor represents and warrants that except for the licensing agreement attached hereto as Exhibit "C," there are no encumbrances of any nature or kind on the patents and all rights of any nature thereto, and further, that grantor is conveying full right and title to the patents and all rights of any nature thereto to Ingen (devoid of any infringement problems and all claims by other parties, private and governmental).

         Ingen, in acquiring full right and title to the patents and all rights of any nature thereto, is free to utilize all such rights and title to the fullest extent permitted by law. However, any use of the technology as embodied in the patents is subject to this Agreement, including, but not limited to (as required) the payment of the royalty in C. 3. below.

         There are 3 components to the purchase price for the patents and all rights as aforesaid:

         1. Ten thousand dollars ($10,000) (U.S.), payable in full upon the signing of this agreement.

         2. The issuance of two million (2,000,000) shares of restricted common shares of Ingen; the stock certificate to be issued as soon as is practical (after the signing of this Agreement) by Ingen's transfer agent.

         3. Payment of four percent (4%) of the gross profits of all products of Ingen utilizing the technology embodied within the patents (if and when any such royalties become due). Payment shall be within thirty (30) days of the close of each calendar quarter for the life of the patents. Grantor, with 10 business days advance written notice, may, with a qualified representative, inspect the relevant books of Ingen to audit compliance with this subsection. Any such inspections shall be at grantor's expense and are limited to one inspection per calendar year (and must be at least 90 days apart).

                       D. COMPLIANCE WITH SECURITIES LAWS

         The parties understand that this Agreement is in the nature of a "security" as defined under applicable state and federal law. This is because a portion of the purchase price for the patents is payable in restricted securities of Ingen.

         It is understood that this Agreement will not be registered with any state or federal securities regulatory authority and that the parties are relying upon exemptions from registration under state and federal law, or, the parties are relying on a federal law "private placement" exemption that pre-empts state law. No state or federal securities regulator has read or passed upon the merits or adequacy of this Agreement. The certificate evidencing ownership of common stock in Ingen will contain a restrictive endorsement prohibiting transfer (without permission obtainable under very limited circumstances).

                            E. ASSIGNMENT OF PATENTS

         Immediately after this Agreement is signed, the parties shall execute an Assignment of Patent as prepared by Ingen within a form substantially similar to the form as contained within Exhibit "D" hereto. Exhibit "D" is incorporated herein as a part hereof by this reference. Ingen shall prepare, and the parties shall also immediately execute, a United States Patent and Trademark Office Form PTO-1595. Ingen shall, as soon as is practical thereafter, record the Form PTO-1595 and Assignment of Patent (at Ingen's expense) with the United States Patent and Trademark Office. The parties agree to expeditiously prepare and sign any other document needed to effectuate this transaction to its fullest degree.

             F. CANCELLATION OF LICENSING AGREEMENT; MUTUAL RELEASE

         Immediately upon the signing of this Agreement, the Exclusive Licensing Agreement, as contained in Exhibit "C" hereto, is cancelled and is of no further force and effect except as provided for herein. Grantor represents and warrants that he received 200,000 shares of Ingen common stock as contained in 1. of the licensing agreement. Any employment contract between Ingen and Grantor as referenced in 1. of the licensing agreement is also cancelled and is of no further force and effect.

         1. GENERAL, MUTUAL RELEASE; NON-ADMISSION OF LIABILITY

         This Mutual General Release shall not in any way be construed as an admission that either party has acted wrongfully with respect to the other party or any other person, and both parties specifically disclaim any liability to or wrongful acts against the other party or any other person, on the part of himself, herself and their respective employees or agents, if any. In fact, the parties are not aware of having done anything to harm the interests of the other party.
         2. COMPLETE RELEASE BY BOTH PARTIES.

                  (a) Except as herein otherwise agreed, each party hereby irrevocably and unconditionally releases, acquits and forever discharges the other and each of their present and former agents, directors, officers, employees, representatives, attorneys, spouses, other family members and anyone associated with the other having anything to do with the relationship of the parties, and all persons acting by, through, under or in concert with any of them from any and all charges, complaints, claims, liabilities, obligations, promises, agreements, controversies, damages, actions, causes of action, suits, rights, demands, costs, losses, debts and expenses (including attorneys' fees and costs actually incurred) of any nature whatsoever, known or unknown, suspected or unsuspected, including, but not limited to, rights arising out of alleged violations of any contracts, express or implied, any covenant of good faith and fair dealing, express or implied, or any tort, or any federal, state or other governmental statute, regulation, or ordinance. This paragraph shall have no applicability to Claims, if any, based totally on events occurring after the date of this Agreement and/or on the provisions of this Agreement.

                  (b) Except as herein otherwise agreed, each party hereby irrevocably and unconditionally releases, acquits and forever discharges the other from any and all charges, complaints, claims, liabilities, obligations, promises, agreements, controversies, damages, actions, causes of action, suits, rights, demands, costs, losses, debts and expenses (including attorneys' fees and costs actually incurred) of any nature whatsoever, known or unknown, suspected or unsuspected as of the date of the execution of this Agreement, by reason of any act or omission concerning any matter, cause, or thing.

         3.  KNOWING AND VOLUNTARY WAIVER BY THE PARTIES

         The parties expressly waive and relinquish all rights and benefits afforded by Section 1542 of the Civil Code of the State of California, and do so understanding and acknowledging the significance of such specific waiver of
Section 1542. Section 1542 of the Civil Code of the State of California states as follows:
                  "A general release does not extend to claims which the creditor does not know or suspect to exist in his favor at the time of executing the release, which if known by him must have materially affected his settlement with the debtor."
         Thus, notwithstanding the provisions of Section 1542, and for the purpose of implementing a full and complete release, the parties expressly acknowledge that this Mutual General Release is intended to include in its effect, without limitation, all claims which the parties do not know or suspect to exist at the time of execution hereof, and that this Mutual General Release contemplates the extinguishment of any such claim or claims and any right to sue regarding any such claim or claims (except for uncured breaches of this Agreement occurring after the date first written above).

                   G. REPRESENTATIONS AND WARRANTIES OF INGEN

         Ingen represents and warrants that it is properly formed and in good standing in the state of Georgia and that it has and will continue to operate its business in a commercially reasonable manner, in accordance with industry standards.

         Ingen represents and warrants that it will continue to use its best efforts to manufacture and sell its products using the technologies embodied in the patents for the length of time of this Agreement, or for as long as commercially viable (in the reasonable judgment of Ingen); whichever comes first. If and when sales are made, Ingen will dutifully collect and timely pay grantor's royalty as contained herein regardless of whether the royalty is due from sales of its products or as a result of a licensing agreement with another party.

         Ingen represents and warrants that it will take no conscious actions (or omissions) that will intentionally devalue the patents. Ingen agrees, subject to reasonable economic constraints and within Ingen's product sales territories or the United States (whichever area is greater), to defend the patents against infringement and other forms of illegal exploitation by others.

         Ingen represents and warrants that it knows of no reason (economic, legal or otherwise) why it should not enter into this Agreement. Ingen does not represent or warrant that the terms of this Agreement are any more or less favorable to grantor than any other terms might have been and further, that Ingen accepts no responsibility for any potential legal, economic and/or tax ramifications of this Agreement to the grantor.

              H. FURTHER REPRESENTATIONS AND WARRANTIES OF GRANTOR

         1. The grantor has received and carefully reviewed, and is familiar with this Agreement and all material incorporated by reference herein, as well as all amendments and attachments delivered herewith. In evaluating the suitability of entering into this Agreement, the grantor has relied upon his own judgments, opinions and observations of Ingen based on his experience with Ingen over the last few years.

         2. The grantor has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective entrance into this Agreement. Grantor represents and warrants that he is not aware of any reason (legal, financial or otherwise) why he should not enter into this Agreement.

         3. The grantor has obtained, to the extent he deems necessary, his own personal professional advice with respect to the risks inherent in this Agreement, and the suitability of entering into this Agreement in light of his personal needs and requirements.

         4. Especially with respect to the Ingen stock involved as a part of the purchase price, the grantor believes that entering into this Agreement is suitable for him based upon his investment objectives and financial needs, and the grantor has adequate means of providing for his current financial needs and personal contingencies and has no need for liquidity of investment with respect to the stock being transferred to him per this Agreement.

         5. The grantor has been given access to full and complete information regarding the company and its founding principals, and has utilized such access to his satisfaction, or waived the opportunity to do so, for the purpose of asking questions and receiving answers concerning the terms and conditions of this Agreement, obtaining information in addition to, or verifying information included in, this Agreement, and obtaining any of the documents described herein. The grantor has either attended or been give reasonable opportunity to attend a meeting with representatives of the company for the purpose of asking questions of, and receiving answers from, such representatives concerning the terms and conditions of this Agreement and to obtain any additional information, to the extent reasonably available, necessary to verify the accuracy of information provided in this Agreement and to ascertain the current state of company operations and prospects.

         6. The grantor recognizes that Ingen has a limited operating history, and that entry into this Agreement involves risk including, but not limited to, the risk of economic losses from operations of the company (and resulting inability of Ingen to manufacture and sell its products or pay the obligations contained herein).

         7. With respect to the Ingen shares transferred hereby, the grantor realizes that (i) entry into this Agreement should be considered by him to be a long-term investment, (ii) He must bear the economic risk of investment for an indefinite period of time because this Agreement has not been registered under applicable securities laws, but rather is pursuant to exemptions therefrom and, therefore, his interest in the Ingen shares per this Agreement may not be sold unless subsequently registered under such securities laws or exempted from such registration, (iii) there is presently no public market for the Ingen shares (and none is expected), the grantor understands that he may not be able to liquidate his Ingen stock in the event of an emergency or pledge any of his interest in the Ingen stock as collateral or security for loans.

         8. The grantor acknowledges that Ingen and its affiliates have not retained counsel to provide him with representation in connection with this Agreement. The grantor also acknowledges that he understands that (i) no counsel has undertaken any independent due diligence investigation of the facts and circumstances relating to this Agreement, and (ii) he must assume responsibility for his own due diligence investigation, and (iii) the protection afforded by a complete due diligence investigation of counsel is not present in this Agreement.

         9. The grantor acknowledges that he understands the risk that insufficient operating funds and/or proceeds from product sales will be available to Ingen over time and there is no guarantee that Ingen will be able to maintain or increase its current level of operation and sales output; or remain in business during the life of this Agreement.

         10. The grantor has been advised that this Agreement has not being registered under the Securities Act of 1933 or the relevant state securities law, and that the Ingen stock portion of this Agreement is being offered and sold pursuant to exemptions from such registrations, and that the company's reliance upon such exemptions is predicated partly on the grantor's representations to the company as contained herein. The grantor represents and warrants that this Agreement is being entered into for his own account and for investment (with regard to the Ingen stock) and without the intention of reselling or redistributing the Ingen shares, that he has made no agreement with others regarding this Agreement, and that his financial condition is such that it is not likely that it will be necessary to dispose his interest in the Ingen stock herein in the foreseeable future. The grantor further represents that he understands that he may not dispose of or transfer any of his interest in the Ingen shares, or otherwise, in this Agreement in any manner without first obtaining (i) an opinion of counsel satisfactory to the company that such proposed disposition or transfer lawfully may be made without the registration of this Agreement for such purpose pursuant to the Act, as then amended, and applicable state securities laws, as well as any internal documents or policies of the company, or (ii) such registrations (it being expressly understood that the company shall not have any obligations to register this Agreement for any purpose.)

         11. The grantor represents and warrants that he is a bona fide resident of, and is domiciled in, the State of California and that his entry into this Agreement by him is in his name solely for his own beneficial interest and not as nominee for, or on behalf of, or for the beneficial interest of, or with the intention to transfer to, any other person, trust, or organization, except specifically set forth elsewhere in this Agreement.

         12. The grantor is informed of the significance to Ingen of the foregoing representations, and such representations are made with the intention that Ingen will rely on the same. The grantor shall indemnify and hold harmless Ingen, its officers, directors, managers and agents against any losses, claims, damages, or liabilities to which they, or any of them, may become subject insofar as such losses, claim, damages, or liabilities (or actions in respect thereof) arise from any misrepresentation or misstatement of facts or omission to represent or state facts made by the grantor to Ingen herein.

         13. The grantor represents that he has obtained any necessary financial and/or tax planning assistance in evaluating his entrance into this Agreement.

         14. Confidentiality. Grantor represents and warrants that he will hold this Agreement in confidence and in accordance with the following:

              a. The provisions of this Agreement are confidential and private and are not to be disclosed to outside parties (except on a reasonable need to know basis only) without the written and express, advance consent of all parties hereto.

              b. Grantor agrees and acknowledges that in his association with Ingen under this Agreement (and prior to), he may come into, or has such, possession or knowledge of confidential and/or proprietary information. Such confidential and/or proprietary information includes, but is not limited to: information regarding agents, contractors, employees and all affiliates of which Ingen possesses an ownership interest of ten percent (10%) or greater; corporate and/or financial information and records of or any client, customer or associate of Ingen; customer information; client information; shareholder information; business contacts; investor leads and contacts; employee information; documents regarding Ingen's website and any product, business plan or presentation materials of Ingen.

         Grantor represents and warrants to Ingen that he will not divulge confidential, proprietary information of Ingen or any of its subsidiaries to anyone or anything without the written and express, advance consent of Ingen, and further represents and warrants that he will not use any proprietary information of Ingen for his or anyone else's gain or advantage at any time during or after the term of this Agreement.

                                I. FORCE MAJEURE

         Ingen is not responsible for any delay or financial loss regarding this Agreement caused by any unforeseen event(s), act(s) or omission(s) of others not within its control, including, but not limited to, labor stoppages or strikes, lack of access to locations, equipment or facilities, interruption or cessation of any public services or utilities, inclement weather, natural disasters, riots or civil disturbances, terrorism or harassment, acts of war or aggression, sickness, injury, death, incapacity, contractual disputes and adverse economic conditions.

                          J. LITIGATION, LEGAL MATTERS

         Management has no information leading it to believe that litigation is imminent or planned by anyone with respect to Ingen, its securities or this Agreement.

                            K. ACCESS TO INFORMATION

         Grantor has the right to request additional information relative to this private placement of securities and Agreement and Ingen, to the extent it can reasonably and affordably supply it, has the duty to supply the same in a timely manner.

                              L. TABLE OF EXHIBITS

         EXHIBIT "A"             United State Patent (December 4, 2001)

         EXHIBIT "B"             United States Patent (October 24, 2000)

         EXHIBIT "C"             Exclusive Licensing Agreement (June 24, 1999)

         EXHIBIT "D"             Assignment of Patent form

                      M. MISCELLANEOUS LEGAL CONSIDERATIONS

         1. Modifications and Amendments. The terms and conditions of this Agreement may be amended at any time and from time to time, in whole and in part, upon written agreement signed by a duly authorized officer of Ingen and grantor.

         2. Expenses. Each party shall bear its own respective costs, fees and expenses associated with entering into and executing its duties under this Agreement.

         3. Indemnification. Each party, if an offending party, agrees to indemnify and hold harmless the other party from any claim of damage of any party or non-party arising out of any act or omission of the offending party arising from this Agreement.

         4. Notices. Any notice, request, proposal, statement or other communication required or permitted to be given hereunder shall be in writing and shall be deemed given when personally delivered or confirmed by facsimile or ten (10) days after mailed by certified mail, postage prepaid, to the parties at their respective addresses first set forth above or to such other address of which a party shall have theretofore notified the other by a notice given in accordance with this Paragraph 4., together with a courtesy copy to the receiving party's counsel, as follows:

If to Ingen:
------------
Ingen Technologies, Inc.
285 E. County Line Road
Calimesa, CA 92320

If to Grantor:
--------------
Mr. Fritz McDermott
11619 Lennon Street
Yucaipa, CA 92399

         5. Breach. In the event of a breach of this Agreement, the breaching party shall be notified by the other party by written notice within ten (10) days of reasonable discovery of the breach. Upon notice so given, the breach shall be corrected within fifteen (15) days. If the breach is not corrected within this period, the non-breaching party may take appropriate legal action consistent with the terms of this Agreement.

         6. Assignment. The provisions of this Agreement shall be binding upon and inure to the benefit of Ingen and grantor and their respective successors, assigns and personal representatives. If Ingen shall at any time be merged or consolidated into or with any other corporation or the company's capital ownership units or substantially all of its assets are transferred to another entity, the provisions of this Agreement shall be binding upon and inure to the benefit of grantor and the entity resulting from such merger or consolidation or to which such capital ownership units or assets shall be transferred, and this provision shall apply in the event of any subsequent merger, consolidation or transfer.

         7. Entire Agreement. This Agreement is the full and complete, integrated agreement of the parties, merging and superceding all previous written and/or oral agreements and representations between the parties, and is amendable as provided for above. This Agreement shall be interpreted as if the parties participated equally in its drafting.

         8. Governing Law. This Agreement shall be governed by the laws of the State of California applicable to contracts made to be performed entirely therein, and each party agrees to submit to the personal jurisdiction of any Court of competent jurisdiction in San Bernardino County and to all the rules and orders of such Court, and the laws of the State of California.

         9. Waiver. Any waiver by either party of any provision of this Agreement or any right hereunder shall not be deemed a continuing waiver and shall not prevent or stop such party from thereafter enforcing such provision, and the failure of either party to insist in any one or more instances upon the strict performance of any of the provisions of this Agreement by the other party shall not be construed as a waiver or relinquishment for the future performance of any such term or provision, but the same shall continue in full force and effect.

         10. Enforcement. If the parties cannot settle any dispute arising out of or relating to this Agreement, or the breach thereof, in a reasonable and timely fashion, and a mediation session has failed, either party may file for binding arbitration within San Bernardino County, California. Arbitration shall be governed by the rules of the American Arbitration Association and judgment upon the award may be entered in any Court within San Bernardino County having jurisdiction thereof. However, the parties agree to reserve the right to obtain a preliminary injunction from a court of competent jurisdiction if necessary in the event of a material breach arising from this Agreement.

         11. Headings. The headings in this Agreement are solely for convenience of reference and shall not affect its interpretation.

         12. Possible Invalidity. In case any provision of this Agreement should be held to be contrary to, or invalid under, the law of any country, state or other jurisdiction, such illegality or invalidity shall not affect in any way any of the other provisions hereof, this Agreement in such event to be construed as though the offending provision had been deleted or modified in such a manner as to make it enforceable to the maximum extent possible to reflect the parties' intent hereunder, and all of the provisions hereof nevertheless shall continue unmodified and in full force and effect in any country, state or jurisdiction in which such provisions are legal and valid.

         13. Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original and all of which together shall constitute one and the same agreement. Facsimile signatures shall be considered as valid and binding as original signatures.

         14. Independent Covenants: Each of the respective rights and obligations of the parties hereunder shall be deemed independent and may be enforced independently irrespective of any of the other rights and obligations set forth herein.

IN WITNESS WHEREOF, the parties hereto have executed (before a Notary Public) this Agreement, consisting of ten (10) pages, on the date first written above.


--------------------------------------    --------------------------------------
Ingen Technologies, Inc.                  GRANTOR
By:  Scott R. Sand, CEO

EXHIBIT 23.1


HAROLD Y. SPECTOR, CPA          SPECTOR & WONG, LLP         80 SOUTH LAKE AVENUE
CAROL S. WONG, CPA          Certified Public Accountants    SUITE  723
                                  (888) 584-5577            PASADENA, CA 91101
                               FAX (626) 584-6447


            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT FIRM

We consent to the use of our report dated November 2, 2005, on the consolidated financial statements of Ingen Technologies, Inc. and subsidiary, for the years ended May 31, 2005 and 2004.

We consent to the incorporation by reference or as an exhibit in any Registration Statement or periodic reporting from on EDGAR, such as, but not limited to, Form 10-KSB, of the aforementioned report and to the use of our name as it appears below under the caption of "Experts" in any such Registration Statement or periodic reporting form.


/s/  Harold Spector, CPA

Spector & Wong, LLP
Pasadena, California
November 3, 2005

EXHIBIT 31.1


           Section 302 of the Sarbanes-Oxley Act of 2002 Certification
                         (filing copy) - annual - Sand

                                  CERTIFICATION

I, Scott R. Sand, certify that:

1. I have reviewed this annual report on Form 10-KSB of Ingen Technologies, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

                  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's Board of Directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: November 4, 2005


/s/ Scott R. Sand
------------------------------------
Scott R. Sand
Chief Executive Officer and Chairman

EXHIBIT 31.2


           Section 302 of the Sarbanes-Oxley Act of 2002 Certification
                        (filing copy) - annual - Neavitt

                                  CERTIFICATION

I, Thomas J. Neavitt, certify that:

1. I have reviewed this annual report on Form 10-KSB of Ingen Technologies, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

                  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's Board of Directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: November 4, 2005


/s/ Thomas J. Neavitt
-------------------------------------
Thomas J. Neavitt
Secretary and Chief Financial Officer

EXHIBIT 32.1


           Section 906 of the Sarbanes-Oxley Act of 2002 Certification
                                 (filing copy)


To Whom It May Concern,

         In connection with the Annual Report of Ingen Technologies Inc. ("Ingen") on Form 10-KSB for the fiscal year ended May 31st, 2005 as filed with the Securities and Exchange Commission on or very near the date hereof ("the Report"), I, Scott R. Sand, Chief Executive Officer and Chairman of Ingen, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and

         (2) The information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of Ingen.

         /s/ Scott R. Sand
         ------------------------------------
         Scott R. Sand
         Chief Executive Officer and Chairman

         November 4, 2005

EXHIBIT 99.3

INGEN TECHNOLOGIES, INC. ("INGEN" OR THE "COMPANY")
MANAGEMENT CODE OF ETHICS AND BUSINESS CONDUCT


1.0 PURPOSE
-----------

The purpose of this Code of Ethics and Business Conduct (the "Code") is to summarize the principles that are to guide each of our company's business transactions. Ingen views this as the personal responsibility of every officer and director within the Company. A Code of conduct for employees will be established if the company hires non-management employees.

Please note: this Code was adapted and modified for use by Ingen from a Code of Ethics and Business Conduct posted on the worldwide web (without copyright protection and presumably to be used as a guide by others).


2.0 SCOPE
---------

The Code shall apply to all Ingen officers and directors.


3.0 APPLICATION
---------------

This application and enforcement of this Code is the responsibility of the officers of Ingen, who may consult with our legal counsel as needed.


4.0 ADDITIONAL REFERENCES REGARDING EMPLOYEE CONDUCT
----------------------------------------------------

Other policies such as an employee handbook will be implemented as needed by the Ingen Board of Directors.


5.0 POLICY
----------

INTRODUCTION

Our company will continue to strive to operate in an ethical and legal manner (as further reflected in this Policy)

5.1 POLICY

         5.1.1 GENERAL
         Ingen will conduct our business in accordance with all applicable federal, state and local laws and regulations, and the laws of foreign countries where we transact business. Legal compliance is only a part of our ethical responsibility, however, and should be viewed as the minimum acceptable standard of conduct.

         Ingen strives to act with the utmost integrity, not just in our most important corporate decisions, but in actions taken every day. Ethical conduct is a high ideal, but often just means exercising common sense and sound judgment. Acting ethically will help us become a better company, a better partner with our customers, and a better corporate citizen.

         5.1.2 HONEST DEALING
         All members of management are expected to be honest and forthright in their interactions with one another and in dealings with customers, suppliers, business partners and shareholders. Ingen will not condone dishonesty or deceitful actions in any form. This includes, but is not limited to, making misrepresentations to customers, changing customer documents, making false or misleading entries on the Company's books or ledgers, inflating expense reports, or falsely recording hours worked on time cards. In particular, the importance of accuracy in record-keeping and reporting and the Company's expectations relating thereto are discussed more fully in Section 5.1.9 below.


         5.1.3 GRATUITIES
         Building strong relationships with customers is essential to Ingen' business. Socializing with customers and suppliers is an integral part of building those relationships. Common sense and good judgment should always be exercised in providing or accepting business meals and entertainment or nominal gifts, however.

         While individual circumstances differ, the overriding principle concerning gratuities is not to give or accept anything of value that could be perceived as creating an obligation on the part of the recipient (whether an Ingen manager or a customer) to act other than in the best interests of his or her employer or otherwise to taint the objectivity of the individual's involvement. It is the responsibility of each employee to ensure that providing or accepting a gratuity is appropriate under the circumstances. When in doubt, err on the side of prudence.


         5.1.4 HANDLING COMPANY AND CUSTOMER ASSETS
         Company property and customers' property with which Ingen has been entrusted must be used and maintained properly with care taken to guard against waste and abuse. Appropriate use of Company and customer property, facilities, and equipment is every employee's responsibility. Of course, stealing or misappropriating Company or customer property will not be tolerated. Likewise, the removal or borrowing of Company or customer property without permission is prohibited.


         5.1.6 CONFLICTS OF INTEREST
         Although management is generally free to engage in personal financial and business transactions, this freedom is not without constraints. Every member of management must avoid situations where loyalties may be divided between Ingen' interests and the member's own interests. Management also should seek to avoid even the appearance of a conflict of interest. If a member of management is considering engaging in a transaction or activity that may present a conflict of interest or the appearance of a conflict of interest the employee should disclose the matter and obtain appropriate approvals before engaging in such transaction or activity.

         For management personnel, examples of potential conflicts of interest include accepting concurrent employment with, or acting as a consultant or contractor to, any Ingen competitor, customer or supplier; serving on the board of directors or technical advisory board of another entity; or holding a significant financial interest in any Ingen competitor, customer or supplier.

         It is recognized that directors of Ingen entities who are not employees may engage in outside activities with, or have duties to, other entities, as employees, directors, consultants or otherwise. Such activities and duties generally do not in and of themselves constitute a conflict of interest, and in fact are valuable to Ingen because of the experience and perspective that outside directors offer to Ingen as a result of these activities. Directors are expected to exercise sound judgment with respect to the relationship between their outside activities and their responsibilities to Ingen, and at all times to act in a manner consistent with their duties of care and loyalty, as well as other applicable legal standards governing the responsibilities of directors. Directors should err on the side of caution in disclosing to the Board relationships that may constitute, or may appear to constitute, an actual or potential conflict of interest, and may be required to abstain from involvement as a Board member or as an employee, director, consultant, or other affiliation with another entity, in a particular matter. Outside directors also should fully disclose their relationship with Ingen to other entities with whom they have a relationship.

         5.1.7 SAFEGUARDING CONFIDENTIAL INFORMATION
         Each member of management is to protect Ingen' proprietary information, which includes such things as business, financial, research and development, and personnel information.

         Confidential information also includes any proprietary information shared with Ingen by our customers and business partners, or information that has been acquired by an employee during the course of working for a former employer. Ingen management members have an equal obligation to protect against the unauthorized disclosure or misuse of such third party confidential information.

         5.1.8 INSIDER TRADING
         Ingen believes in an open culture in which information is widely shared. As a result, Ingen members of management may have access to non-public information about Ingen which, if known to the public, might affect investors' decisions to buy, sell or hold securities issued by the Company.

         Under the Company's insider trading policy, trading while in possession of such material non-public information i.e., insider trading, is prohibited. Insider trading is also prohibited by the federal securities laws. Engaging in insider trading is grounds for discipline up to and including termination, and may subject both the individual and Ingen to civil and criminal penalties.

         5.1.9 PUBLIC REPORTING REQUIREMENTS
         Accounting and other business records are relied upon in the preparation of reports Ingen files with certain government agencies, such as the Securities and Exchange Commission (SEC). These reports must contain full, timely and understandable information and accurately reflect our financial condition and results of operations.


         Members of management who collect, provide or analyze information for or otherwise contribute in any way in preparing or verifying these reports must strive to ensure that our financial disclosures are accurate and verifiable, thus to enable shareholders and potential investors to assess the soundness and risks of our business and finances and the quality and integrity of our accounting and disclosures. The integrity of our public disclosures depend on the accuracy and completeness of our records. To that end:

              O All business transactions must be supported by appropriate documentation and reflected accurately in our books and records;

              O No entry be made that intentionally mischaracterizes the nature or proper accounting of a transaction;

              O No Ingen member of management may take or authorize any action that would cause our financial records or disclosures to fail to comply with generally accepted accounting principles, the rules and regulations of the SEC or other applicable laws, rules and regulations;

              O All members of management must cooperate fully with our independent public accountants and counsel, respond to their questions with candor and provide them with complete and accurate information to help ensure that our books and records, as well as our reports filed with the SEC, are accurate and complete; and

              O No member of management should knowingly make (or cause or encourage any other person to make) any false or misleading statement in any report filed with the SEC or other government agency, or knowingly omit (or cause or encourage any other person to omit) any information necessary to make the disclosure in any of our reports accurate in all material respects.

         Any member of management who becomes aware of any departure from these standards has a responsibility to report his or her knowledge promptly to the company's CEO, the Company's Chief Financial Officer and/or to the Company's Audit or Legal personnel.


5.2 ADMINISTRATION OF POLICY

         5.2.1 IMPLEMENTATION
         A copy of this Code will be attached to the Board Resolution approving it and shall be reviewed by all directors and the company's Secretary prior to enacting the resolution. This policy shall be transmitted to all Board candidates prior to the election date and all such candidates shall read this Policy before the election occurs.


         5.2.2 COMPLIANCE AND VIOLATIONS
         All Ingen management are expected to comply fully with this Code. Those who violate this Code will be subject to disciplinary action, up to and including immediate termination of the relationship.


         5.2.3 PROCEDURE FOR REPORTING UNETHICAL CONDUCT & ENFORCEMENT
         Ingen observes an open-door policy. If a member of management becomes aware of or suspects that unethical or illegal conduct has occurred or is about to occur, the member of management should notify the company's CEO or CFO.

         Reports of unethical or illegal conduct shall be promptly and thoroughly investigated by a "disinterested" member of management or other person appointed to check into the matter.

         All information regarding suspected ethical violations or unlawful activity will be received on a confidential basis. While complete confidentiality cannot be guaranteed, confidentiality will be maintained to the extent possible in conducting internal investigations and, where action is warranted, in carrying out disciplinary measures.

         Members of management who report unethical conduct in good faith are assured they may do so without fear of retribution. Ingen will not tolerate adverse actions being taken against an member of management for the good faith reporting of violations of law or Company policies, or for participating in internal investigations.

         5.2.4 WAIVERS AND DISCLOSURES
         This Code shall be made available to the public on Ingen' website at www.ingentechnologies.com and through all applicable disclosures required by the Securities and Exchange Commission (SEC) or other applicable law.

         Waiver of any provision of this Code for directors or officers of Ingen must be approved in writing by the Board of Directors of Ingen, Inc. and promptly disclosed as required by applicable law, rules or regulations.

EXHIBIT 99.4

[INGEN LOGO]

285 E. County Line Road
Calimesa  CA 92320
800-259-9622
800-777-1186 FAX

               (NDCA) NON-DISCLOSURE AND CONFIDENTIALITY AGREEMENT
               ---------------------------------------------------


In consideration of the promises and agreements herein, the parties acknowledge the importance of shared profits, confidentiality, non-disclosure and trade secrets. In accordance to future Agreement(s), the individual acknowledges that during the course of this Agreement between the Company and the Individual, the Individual will have or has had access to and will continue to have access to various confidential information and trade secrets consisting of compilations of information, records, specifications and trade lists, which are owned by the Company and which are frequently used in the normal operation of the Company's business. The Company has developed product lines referred to as BAFI(TM) and Secure Balance(TM); and information about these products and any other Company product is proprietary and confidential to the Company and is included herein under the same terms and conditions.

The Individual shall not disclose any of the aforesaid confidential information or trade secrets, directly or indirectly, nor use them in any way, either during the term of this Agreement or at any time thereafter during the five years after termination of this Agreement, except as required with the individual's engagement with the Company, but does not include information already within the public domain at the time the information is acquired by the Individual, or information that subsequently becomes public through no act or omission of the Individual or Company.

The Individual agrees that all files, records, documents, drawings, specifications, equipment and similar items relating to the business of the Individual, whether prepared by the Individual or otherwise, coming into the Individual's possession shall remain the exclusive property of the Company during and after the Agreement between the Company and the Individual.

During the term of this Agreement, the Individual shall not, directly or indirectly, either as an employee, employer, consultant, agent, representative, principal, partner, stock holder, corporate officer, director or in any individual capacity engage or participate in any business that is in competition in any manner whatsoever with the business of the Company.

The term of this Agreement is effective as the date signed below and will be in force, regardless of any circumstance, for five years within the United States and Foreign Countries accordingly.

In the event of an alleged breach of this Agreement by the individual, it is specifically agreed by the parties that the Company may seek any and all legal redress, including, without limitation, restraining orders and injunctive relief, in a federal or state court within San Bernardino County, California (which shall have jurisdiction and be the proper place of venue); and if any breach is proven, the individual shall pay the reasonable attorney's fees and costs of the Company, as well as any proven damages.

In the event a court of competent jurisdiction rules that a provision of this Agreement is illegal or void, the remainder of this Agreement shall remain intact, with full force and legal effect.

 In witness whereof, the parties set their hand this 12th day of November, 2004.



Individual:
                      --------------------------------        ------------------
                      Michael Stulmaker                       Date
                      MW Leasing, Inc.
                      620 N. Coit Rd., Suite 2150-B
                      Richardson, TX 75080

Company:              /s/ Scott Sand                          November 12, 2004
                      --------------------------------        ------------------
                      Scott Sand, CEO   & Chairman            Date
                      Ingen Technologies, Inc.