Form 10KSB/A
period 2005-05-31
Ingen Technologies, Inc.
filed 2005-11-10
CIK 861058

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

DOCUMENTS INCORPORATED BY REFERENCE
None

This Form 10-KSB/A is being filed to amend Ingen Technologies, Inc.'s Annual Report on Form 10-KSB for our fiscal year ended May 31, 2005 (filed on November 7, 2005). The purpose of this amendment is to modify our officers' and directors' biographies and to correct an error by including the college degrees of our Chief Executive Officer and Chairman, Scott R. Sand.

Generally, no attempt has been made in this Form 10-KSB/A to modify or update other disclosures presented in the original report on Form 10-KSB. This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB or modify or update those disclosures except as aforesaid. Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-KSB with the Securities and Exchange Commission on November 7, 2005. The following item or items have been amended as a result of the filing of this amendment:



                         ANNUAL REPORT ON FORM 10-KSB/A
                         Fiscal Year ended May 31, 2005

                               TABLE OF CONTENTS

PART III


ITEM 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act         2

--------------------------------------------------------------------------------

PART III

ITEM 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act

OUR OFFICERS AND DIRECTORS:

SCOTT SAND, CEO & CHAIRMAN: Scott Sand has a diversity of experience in the health care industry both domestic and abroad which spans more than 25 years. His contributions and accomplishments have been published in the Los Angeles Times and the Sacramento Tribune. He has been the recipient of recognition awards by high honored factions such as the United States Congress and the State Assembly, receiving the highest Commendation in the County of Los Angeles for his contributions to health care. Mr. Sand served as the CEO of Medcentrex, Inc. for 10 years in the 1990's, a medical service provider to more than 600 physicians nationwide. He served as the Director of Sales & Marketing for Eye Dynamics, Inc. for 7 years, a public company and manufacture of Video ENG systems; assisting in their technology upgrades and design for VNG and increasing their sales each quarter during that time. He resigned from Eye Dynamics, Inc. to accept the full-time position as CEO & Chairman of Ingen Technologies, Inc. in 2004. Mr. Sand received a Bachelor of Science Degree in Computer Science from California State University and a MBA from California State University.

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


                                   SIGNATURE

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized (by Power of Attorney in 10-KSB filed November 7, 2005).

                            INGEN TECHNOLOGIES, INC.

                                      By:   /s/ Scott R. Sand
                                            -----------------
                                            Scott R. Sand
                                            Chief Executive Officer and Chairman
                                            (Principal Executive Officer)

                                      Date: November 10, 2005