Form 10KSB
period 2004-05-31
Ingen Technologies, Inc.
filed 2005-11-30
CIK 861058

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 2004

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The Registrant had revenues of $901,542 for its most recent fiscal year.

As of May 31, 2004, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $797,605.*

The number of shares of Common Stock, no par value, outstanding on May 31, 2004, was 12,864,593.

* Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding on May 31, 2004. The calculation does not reflect a determination that such persons are affiliates for any other purposes.

================================================================================

                                TABLE OF CONTENTS


                                                                            Page
                                     PART I


ITEM 1.    Business                                                            3
ITEM 2.    Properties                                                         15
ITEM 3.    Legal Proceedings                                                  15
ITEM 4.    Submission of Matters to a Vote of Security Holders                15

                                     PART II


ITEM 5.    Market for Common Equity and Related Stockholder Matters           16
ITEM 6.    Management's Discussion and Analysis                               17
ITEM 7.    Financial Statements                                          24, F-1
ITEM 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                                25
ITEM 8A.   Controls and Procedures                                            25

                                    PART III


ITEM 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act         26
ITEM 10    Executive Compensation                                             28
ITEM 11.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                         29
ITEM 12.   Certain Relationships and Related Transactions                     30
ITEM 13.   Exhibits                                                           30
ITEM 14.   Independent Auditors' Fees and Services                            31


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

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

Ingen Technologies, Inc. is a medical device manufacturer and service provider for medical and consumer markets both domestic and abroad. We have three products, one of which has had sales in at least the last fiscal year.
(Secure Balance). The others are oxygen and gas monitoring safety devices that we have developed over the last few years.

Increasing revenues are being generated from the Company's Secure Balance program; a medical product line for physicians and hospitals that provides patient services for "balance & fall prevention" programs.

The Company's featured medical oxygen monitoring device is OxyAlert, a second-generation design of the Company's BAFI(TM) product line. Both of these products have been issued two US Patents: Patent No. 6,137,417 issued on October 24, 2000 and Patent No. 6,326,896 B1 issued on December 4, 2001. Both of these products are low-oxygen safety warning devices used on remote oxygen cylinders for patients, commercial aircraft, military transport, and fire and safety equipment. OxyAlert technology encompasses the use of digital sensing and RF frequency transfer so that care givers can access a hand-held remote to monitor the actual oxygen level of any oxygen cylinder at a reasonable distance. We expect to begin sales of OxyAlert in calendar year 2006.

Using the same patented and proprietary technology, the Company also will offer our GasAlert product; a device that interfaces between any gas line and accessory, such as a water heater, dryer, stove or heater, to detect leaks. This is a mass consumer item expected to go to market in calendar year 2006.

I.  SECURE BALANCE

The Secure Balance product is a private-label product that includes a vestibular function testing system and balance therapy system. The vestibular (referencing organs in the inner ear) function testing system is manufactured by Interacoustics LTD. in Denmark and is referred to as the VNG. The balance therapy system is manufactured by SportKAT(R), Inc. in San Diego, California. SportKAT provides private-label testing and balance therapy systems to others. However, we have our own trademark - Secure Balance. Our Secure Balance program provides equipment, education and training about balance and fall prevention to physicians and clinicians worldwide. All of our company's sales in fiscal year 2004 ($901,542) were sales of Secure Balance.

SECURE BALANCE THERAPY TRAINER
------------------------------

Secure Balance Therapy Trainer is designed to sell to physicians, clinics and hospitals for use with patients suffering from balance problems. It is a patented Kinesthetic Ability Trainer (called "SPORTKAT"), an innovative tool for the evaluation and rehabilitation of neurosensory (or balance) deficits. SportKat focuses on the development of dynamic balance, strength, muscle control, proprioceptive, and vestibular improvement and offers a practically infinite range of adjustable settings to accommodate people with varied body weights and physical activity levels.

         o Secure Balance Therapy Trainer provides a way to test and train the nerves that control the muscles of the body that enable us to stand, run, jump and otherwise perform day to day functions. These nerves are called proprioceptors. They are an integral part of a complicated system that the body uses to interpret all of the sensory input that it receives from external and internal sources-- including vestibular input from the inner ear, visual input from the eyes and proprioceptive input in order to maintain posture and mobility. Proprioception enables the body to know where it is in space. Performing an oculomotor test and examples of included patterns for the visual stimulus system for oculomotor testing and calibration.

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

SECURE BALANCE VIDEO ENG VESTIBULAR FUNCTION TESTING

The Secure Balance VNG Modules offer complete function analysis that is easy to administer and comfortable for the patient. The lightweight goggle is designed with patient comfort in mind and versatility in fitting on a variety of patient populations. The Secure Balance Video ENG improves upon limitations of previous measurement techniques.

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

The Secure Balance can produce clear and detailed color reports suitable for hardcopy storage. Reports collate patient details, traces, analysis and display diagrams in an easy-to-read-format.

The integrated extensive database provides a practically unlimited storage capability. The database works with both the Secure Balance/Alternate Systems.

The Secure Balance / Alternate Systems are integrated into the
Interacoustics Medical PC platform. This is designed for convenient transportation around a clinic and the amount of extraneous equipment required is kept to a minimum.

Included Parts:

         o    Combi Mask or Goggle

         o    One Camera module for Combi Mask

         o    Two Camera modules for Combi Mask and 2-channel software

         o    Installation CD

         o    Computer System with Tracking Interface Controller

         o    Footswitch

         o    Full-Field Projector (dimensions 2"X6"x6": Weight 1.2lbs)

         o    Null-modem cable

         o    VisualLab Operation Disk

         o    Flashcard Mobile Storage

         o    Operational Manual

COMPLIANCE SERVICES

We plan to contract with a compliance services company to assist Secure Balance customers in billing, claims processing, testing qualifications, supervision requirements and other matters. We expect to enter into such a contract during fiscal year 2005.

EDUCATIONAL SERVICES AND SEMINARS

As part of our ongoing provision of services for Secure Balance purchasers, we offer periodic seminars and classes in all aspects of the operation of Secure Balance. These seminars feature nationally recognized experts in our field.

II.  BAFI(TM); OXYALERT); GASALERT

The company invented, patented, and produced the world's first (as known to management) wireless, digital, low gas warning system for pressurized gas cylinders, known as BAFI(TM). Applicable markets include medical, safety & protection (Fire & Police), aircraft (commercial & private), recreation vehicle & outdoor (propane), home & residential, construction (welding), military & many others.

The company's first product, a medical low oxygen warning system for pressurized oxygen cylinders referred to as BAFI(TM), has been issued 2 United States patents. The BAFI(TM) product met or exceeded regulatory compliance of this type of product. We built 200 BAFI(TM) prototypes. Our prototypes were used in clinical trials administered by Richard Shelton, MD, of Loma Linda (California) University Medical Center during 2002. The tests proved our the viability BAFI(TM) and enabled us to determine the design of OxyAlert.

We are now developing our new product lines, OxyAlert and GasAlert, based on our patented BAFI(TM) technology. OxyAlert's application will continue BAFI(TM)'s mission of providing a medical low- oxygen warning system for oxygen cylinders. GasAlert will have a broader application to many industries and businesses desiring to monitor pressurized gas cylinders. We plan to trademark OxyAlert and GasAlert in fiscal year 2005.

BAFI(TM) (and its progeny OxyAlert and GasAlert; referred to hereinafter as our "BAFI(TM) product line") is a product that offers technological innovations for various types of applications. Portable pressurized gas systems are categorized as Diameter Index Safety Systems (D.I.S.S.) and are used for various applications. For example, oxygen gas is provided to patients for use in remote locations. This delivery system is a standard medical application used in providing oxygen to patients suffering from various respiratory and pulmonary diseases that result in oxygen deficiency within their blood stream. Oxygen systems are prescribed by physicians and made available through various manufacturers and oxygen suppliers.

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

BUSINESS OPPORTUNITY

The company intends to market OxyAlert within the Medical
Industry. According to the American Academy of Pulmonology and the New England Journal of Medicine, Pulmonology Publication, the patient market alone is vast and includes 8,000,000 patients in the United States and 22,000,000 world wide, who use oxygen. There are multiple oxygen cylinders used per patient.

With the elderly population doubling in 7 years and tripling in 15 years, the market continues to substantially increase. Other markets for GasAlert include millions of homes, barbeques, recreation vehicles, construction, military bases, commercial and private aircraft's, and government facilities. There is no recognized competition.

PROFESSIONAL PRODUCTS

The Company has ceased the production stage of BAFI(TM) itself, but will soon have the ability to deliver our BAFI(TM) product line to our various markets (anticipated for fiscal year 2006). The Company has established direct sales and marketing programs with manufacturer reps, and medical product distributors. Our direct marketing efforts will focus on a direct marketing campaign, infomercials, television advertising and Internet marketing. The Company has contract agreements with independent rep-organizations for a regional sales network throughout North America, Asia and Pacific Rim.

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

OxyAlert improves the BAFI(TM) gauge methodology by allowing a digital read-out with remote data transmission to other caregivers, as well as a safety gauge, with additional visual and audio aids, that warns the user of low oxygen levels. GasAlert applies the OxyAlert/BAFI(TM) technology to other types of pressurized gas containers.

PRICING

The company plans to price the medical devices so that a 45-50% gross margin is generated. The distributor price may likely be discounted from time to time depending upon high volume commitments. We anticipate the retail cost of OxyAlert will be in the $300-$400 range. GasAlert's price has yet to be determined, but will be considerably lower.

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

         2.   Retail Distribution

The Company has appointed independent representatives to represent our products on a regional basis throughout the United States. Management will continue to appoint other firms that have extensive physician/medical penetration and experience with medical products and continue to gain distribution through the vast and growing network of independent medical device chain outlets.

         3.   International Marketing Program

The Company intends to expand our product line in certain international markets. Management believes that the product is expected to be issued various Foreign Patents and the regulatory approval to market in other countries.

         4.   Direct Response Marketing Program

An integral part of the Company's sales and marketing strategy is the use of direct medical response advertising ("infomercials") within physician waiting rooms and internet web site exposure, to introduce our products to the marketplace, achieve significant sales, and develop brand name recognition. An infomercial can be described simply as a televised commercial or web site of up to 6 minutes in length, which demonstrates a product or services and attempts to motivate the viewer to call a toll free telephone number and order the product or service. We are utilizing an infomercial for our Secure Balance products and services and intend to produce infomercials for OxyAlert and GasAlert as soon as we can.

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

INTELLECTUAL PROPERTY

Patents, trademarks and trade secrets are essential to the profitability of our products, and our company policy is to pursue intellectual property protection aggressively for all our products. We have 2 patents and one trademark for our BAFI(TM) product line. We will be seeking trademarks for our other products, including GasAlert, OxyAlert and Secure Balance. A summary of the patents is provided in the following table:

UNITED STATES TRADEMARK

1. Mark      BAFI

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

EMPLOYEES

We have no employees. Our company is basically a holding company (formed in Georgia) that owns or has rights to certain proprietary products and operates our business through another company with our same name, Ingen Technologies, Inc., a Nevada company. As of May 31, 2004, Ingen Technologies, Inc., the Nevada company, has one full time employee, Mr. Scott R. Sand, our CEO, Founder and Chairman. Mr. Sand is due a monthly draw (when funds allow; see Item 10. - Executive

Compensation); when paid, the company does not withhold taxes from his draw. Our Secure Balance systems (the equipment) are sold to us for re-sale on a "private label" basis, we have no part in the design or manufacture of the systems. We hire sales reps to sell Secure Balance. These reps are paid on a contractual basis and are not technically our employees. We will out-source the manufacturing of our OxyAlert and GasAlert products and will sell these products utilizing a distribution network that will not include the use of company employees.

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

Ingen Technologies, Inc., the Nevada company, was founded by Scott R. Sand in 1999. Upon the merger with our Georgia company, Mr. Sand came on board as Chief Executive Officer and Chairman of the Board of Directors, positions he maintains today. Mr. Sand owns a portion of our outstanding common shares (13 million shares; 14.89% of the approximately 87 million common shares outstanding after our merger).

Prior to the merger in March of 2004, Mr. Sand financed the research and development of our product lines and operation of the business within Ingen Technologies, Inc, of Nevada. From its inception in 1999 up through and into our fiscal year 2004, Mr. Sand supplied cash loans of $72,000 and deferred management compensation of $306,000. Mr. Jeffrey Gleckman, our other preferred shareholder, contributed approximately $300,000 to the company (in exchange for his preferred shares issued in fiscal year 2005).

ITEM 2. PROPERTIES

We do not own real property. We rent, on an oral month-to-month basis, a portion of Scott R. Sand's personal residence as an office for Mr. Sand and for storage space. The rental on this facility is $1400 per month for about 1200 square feet of office and storage space. We anticipate leasing a second office space in fiscal year 2005.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material pending litigation or other material legal proceeding. We may from time to time become a party to legal proceedings arising in the ordinary course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                               MARKET INFORMATION

Our common stock trades on the "Pink Sheets." The following table was supplied to us by Pink Sheets management and sets forth the high and low prices for our common stock as reported from June of 2003 to May 31 of 2004 (our last two fiscal years). The quotations reflect inter-dealer prices and may not reflect adjustments for retail markups, markdowns, or commissions and may not reflect actual transactions.


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

ISSUE: INGEN TECHNOLOGIES, INC.             ( GA. )                       COMMON
( FORMERLY: CREATIVE RECYCLING TECHNOLOGIES, INC. )
--------------------------------------------------------------------------------

NON-NASDAQ OTC:

BID QUOTATIONS

                                                   CLOSING BID
2002                       HIGH                                           LOW
----                       --------------------------------------------------

JUNE 3
THRU                       .003                                          .003
AUG. 30

SEPT. 3
THRU                       .003                                          .002
NOV. 29

DEC. 2
THRU                       .002                                          .001
FEB. 28, 2003


2003

MAR. 3
THRU                       .002                                          .002
MAY 30

JUNE 2
THRU                       .008                                          .002
AUG. 29

SEPT. 2
THRU                       .005                                          .005
NOV. 28

DEC. 1
THRU                       .285                                          .005
FEB. 27, 2004

2004

MAR. 1
THRU                       .27                                           .06
MAY 28

On May 31, 2004, there were approximately 455 stockholders of record of our common stock. This number does not include beneficial owners of the common stock whose shares may be held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

We did not pay dividends during our fiscal year 2004.

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

OVERVIEW

We are a medical device manufacturer and service provider for medical and consumer markets both domestic and (planned for) abroad. We have three products, one of which has had sales in the last fiscal year (Secure
Balance). The others are oxygen and gas monitoring safety devices that we have developed over the last few years and expect to begin selling in calendar year 2006.

We had sales revenues of $901,542 in 2004 and no sales in fiscal year 2003. We expect sales to continue for our current fiscal year and beyond as we build our Secure Balance brand recognition in the market and intensify our efforts for market penetration.

We have had significant losses since inception. Our net loss in fiscal year 2004 was $951,101 and in 2003 was $537,863. We anticipate that we will incur substantial additional operating losses in our fiscal year 2005 as we continue our research and development of our BAFI(TM) product line and continue to seek an increase in Secure Balance sales. As of May 31, 2004, we had an accumulated deficit of approximately $6,258,136. We expect to narrow the amount of increase in our accumulated deficit in 2005.

Our reverse merger was completed in March of 2004. We issued new shares of common stock to those incoming shareholders from Ingen Technologies, Inc. of Nevada. After the merger (as finally calculated in June of 2004; after the close of our 2004 fiscal year), there were 87,332,593 common shares outstanding. The Nevada company remains in existence as our wholly owned subsidiary and as previously mentioned, we operate our businesses through the Nevada "Ingen" (meaning our operations banking accounts and federal EIN numbers are held by our Nevada subsidiary). For accounting purposes, our audited financial statements are consolidated and represent the results of both our Georgia and Nevada companies of the same name.

Our business plan for the next twelve months is to continue our efforts to increase the market share Secure Balance and to continue development of our BAFI(TM) product line.

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

RESULTS OF OPERATIONS

We had $901,542 in sales and $491,033 cost of sales in fiscal year 2004. We had no sales in fiscal year 2003 and operating expenses of $148,415. Our research and development costs for our BAFI(TM) product line will continue to take precedence into fiscal year 2005. Taking into account amortization of intangible assets ($9964 in 2004), our operating loss was $937,943. We expect our operating costs to diminish in fiscal year 2005 as we scale down our BAFI(TM) research and development costs

We have not generated profits to date and therefore have not paid any federal income taxes since inception. We paid $800 minimum franchise tax in California in 2004. As of May 31, 2004, our federal tax net operating loss carryforward was $1,099,516, which will begin to expire in 2019, if not utilized. Our ability to utilize our net operating loss and tax credit carryforwards may become subject to limitation in the event of a change in ownership.

LIQUIDITY AND CAPITAL RESOURCES

We financed our operations in fiscal year 2004 through $901,542 of sales of Secure Balance. In years past, prior to the commencement of Secure Balance sales, we relied on loans and deferments from our CEO and Chairman Scott R. Sand and the aforementioned approximate $300,000 investment of Mr. Gleckman. From June 10, 1999 to March 31, 2004, Mr. Sand provided "Ingen Nevada," and then "Ingen Georgia" (after our reverse merger; for a short period of time) with a total of $72,000 in cash loans and $360,000 in deferred executive compensation. Mr. Sand drew $54,000 in compensation over this time period. We repaid Mr. Sand $33,649 in 2004.

Our future cash requirements will depend on many factors, including finishing our research and development programs for our BAFI(TM) product line (largely completed), the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization, as well as our ongoing Secure Balance sales effort. We do not expect to generate a positive cash flow from operations at least until the commercial launch of our BAFI(TM) product line (planned for calendar year 2006) and possibly later given the expected cost of commercializing our products. We intend to seek additional funding through public or private financing transactions. Successful future operations are subject to a number of technical and business risks, including our continued ability to obtain future funding, satisfactory product development and market acceptance for our products. See "Business Risks" below.

TRENDS THAT MAY IMPACT OUR LIQUIDITY

Positive Trends:

The United States has an increasingly elderly population. Our Secure Balance and BAFI(TM) product line (except GasAlert which targets the entire adult population) are made to meet some of the challenges and circumstances experienced by our senior citizens. As a result, we expect our sales to increase in time in reflection of this positive trend.

Management also believes that our products provide increasing protection in relation to medical malpractice issues. Use of our Secure Balance system and OxyAlert products enhance the safety of patients, and therefore, we believe, lessen the chances of medical malpractice exposure to our physician clients.

We have been developing our BAFI(TM) product line since 1999. Now, some 5 years later, we still have not identified competition in the marketplace for our BAFI(TM) product line. The lack of competition is expected to enhance our planned marketing campaign.

We believe that Secure Balance is now among the leaders in the balance and fall prevention industry. We expect to be able to capitalize on this notoriety and increase our Secure Balance sales in fiscal year 2005 and beyond.

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

OUR SECURE BALANCE LEASING AND FINANCING PROGRAMS

Our Secure Balance Leasing and Financing Programs are offered to allow our physician and medical facility clients a variety of affordable leasing and financing options. Our financing option includes a 90 deferral program, giving clients a chance to earn revenues from Secure Balance before payments are due. Please see our website to see the particulars of these financing options.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We have experienced significant operating losses in each period since our inception. As of May 31, 2004, we have incurred total accumulated losses of $6,258,136. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with operations. We expect to incur increasing operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

WE HAVE RELIED ON CAPITAL CONTRIBUTED BY RELATED PARTIES, AND SUCH CAPITAL MAY NOT BE AVAILABLE IN THE FUTURE.

We have relied on loans and compensation deferrals from our CEO and Chairman, Scott R. Sand, and investment from Jeffrey Gleckman, to sustain us from 1999 into fiscal year 2004. Although we have paid some of these loans from Mr. Sand back, we may be unable to repay the remainder as planned and may have to look again to Mr. Sand for assistance in financing if our securities sales don't go as planned. There is no guarantee that Mr. Sand will have financial resources available to assist in our funding.

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

SECURE BALANCE IS A PRIVATE LABEL PRODUCT THAT IS NOT EXCLUSIVE TO US.

We provide education, training and services related to the SportKat product lines that all constitute what we call "Secure Balance." However, the devices themselves are provided to us on a non-exclusive basis, meaning that other companies are marketing the same devices under other names (or using the SportKat name). Only time will tell if the non-exclusive nature of the provision of the devices themselves to us negatively impacts our ability to capture a meaningful market share. If our sales of Secure Balance suffer because of this non-exclusive relationship, our financial prospects and operational results will be negatively impacted.

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

OUR STOCK IS THINLY TRADED, WHICH CAN LEAD TO PRICE VOLATILITY AND DIFFICULTY LIQUIDATING YOUR INVESTMENT.

The trading volume of our stock has been low, which can cause the trading price of our stock to change substantially in response to relatively small orders. In addition, during the last two fiscal years, our common stock has traded as low as .001 and as high as .285. Both volume and price could also be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

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

As of May 31, 2004, our executive officers, directors and their affiliates beneficially own or control approximately 20% of the outstanding shares of our common stock. Accordingly, our current executive officers, directors and their affiliates will have some control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

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

NAME                    AGE       POSITION HELD AND TENURE
----                    ---       ------------------------

Scott R. Sand           45        Chairman, Chief Executive Officer and Director

Thomas J. Neavitt       73        Secretary and Chief Financial Officer

KHOO Yong Sin           40        Director

Christopher A. Wirth    49        Director

Curt A. Miedema         47        Director

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

THOMAS J. NEAVITT, SECRETARY AND CHAIRMAN: Thomas J. Neavitt has held a variety of executive level positions for product and service based corporations over the last 40 years. Mr. Neavitt's experience includes finance, marketing, business development, sales, and collections. Additionally, Mr. Neavitt has experience in real estate as both a broker and developer. Mr. Neavitt served in the U.S. Navy. Mr. Neavitt left the Navy and became President and CEO of Penn-Akron Corporation and its wholly owned subsidiary Eagle Lock Corporation. He was instrumental in the successful acquisition of this company. Mr. Neavitt also served as President of TR-3 Chemical Corporation for nearly 20 years who sold products throughout the U.S. and some foreign countries. Tom now serves as a consultant to various corporations throughout the country. Mr. Neavitt has been President of AmTech Corporation, which manufactures stabilizing systems, for the past 4 years.

KHOO YONG SIN, DIRECTOR: KHOO Yong Sin lives in Singapore. He worked as an engineer for 11 years and a further 4 years in managing a portfolio of business assets. He has extensive experience as a logistics systems engineer in the military and retail engineering with the oil major, Shell. In addition, he has significant experience in the area of mergers & acquisitions. In 1984, he was awarded a scholarship by the Singapore government to pursue electrical engineering at the University of Queensland, Australia. In the area of information technology, he was responsible for managing Shell Singapore's y2k project for the marketing function. Another IT pioneering effort was the use of artificial intelligence to develop diagnostic tools for maintenance support for the Army's radar systems. His current business interests are focused in the areas of biomedical and environmental technologies. He has a Bachelor's Degree in Electrical Engineering from the University of Queensland.

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

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

Our Directors are paid $500 for each Directors meeting that is actually held (as opposed to actions taken by our Board of Directors by Resolution and Waiver of Notice and Consent to Action Taken at a special Board of Directors' meeting). Our Directors were not paid fees in fiscal year 2004.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the annual and other compensation paid by our company to Scott R. Sand, the only member of our management paid monthly compensation since our merger in March of 2004.

                         Summary Compensation Table (1)
                         ------------------------------

                                                                                               Long-Term
                                                              Annual Compensation             Compensation
                                                              -------------------             ------------
                                                                                               Securities
Name and Principal Position                   Year         Draw                Bonus        Underlying Options
---------------------------                   ----         ----                -----        ------------------
Scott R. Sand, Chairman and Chief             2004          -0-                 -0-                -0-
    Executive Officer (2)                     2003          -0-                 -0-

(1) The columns for "Other Annual Compensation," "Restricted Stock Awards," "LTIP Payouts" and "All Other Compensation" have been omitted because there is no compensation required to be reported.

(2) We do not have a written employment agreement with Mr. Sand and he does not have any options or warrants to purchase our stock. There are no management incentive or bonus plans in place.

There were no options granted to executive officers or directors during fiscal year 2004. We do not have any stock appreciation rights plans in effect and we have no long-term incentive plans, as those terms are defined in SEC regulations. We have no defined benefit or actuarial plans covering any named executive officer.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

We do not have any equity compensation plans in effect.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON SHARES

The following table sets forth certain information regarding the ownership of our common stock as of May 31, 2004, by: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than five percent of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Please note that the number of shares beneficially owned in the second column below and percentages listed in the third column below are based on a total number of outstanding common shares of 87,332,593 and not 12,864,593. Although, technically, our transfer agent showed 12,864,593 outstanding common shares of record as of May 31, 2004, the total effect of our merger of March of 2004 on our capital structure was not finally calculated by the transfer agent until June of 2004 (after the end of our fiscal year). At that point in time, there were 87,332,593 common shares outstanding (the figure we've chosen to use as the basis for disclosing the number of shares owned and percent of class below).

Name and Address of                  Number of Shares
Beneficial Owner (1)              Beneficially Owned (2)   Percent of Class (2)
--------------------              ----------------------   --------------------

Scott R. Sand                           13,000,000                14.89%

Thomas Neavitt                          750,000*                  0.858%

KHOO YONG SIN                           200,000*                  0.229%

Christopher A. Wirth                    1,200,000*                1.374%

Curt A. Miedema                         850,000*                  0.973%

Christopher Evans                       1,500,000                 1.718%

All officers and directors as a
 group (6 in number)                    17,500,000                20.038%

* Less than one percent.

(1) The address for each beneficial owner, other than Hope Capital, Inc. is 35193 Avenue "A", Suite-C Yucaipa, California 92399.

(2) Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 87,332,593 shares outstanding in June of 2004, rather than the shares outstanding on May 31, 2004 (as explained in the sentence immediately preceding the table above), adjusted as required by rules promulgated by the Commission.

CHANGES IN CONTROL

We had no changes in control during our fiscal year 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of the end of our fiscal year (May 31, 2004), our CEO and Chairman, Scott R. Sand, was owed $276,181 by the company. These are amounts loaned to us or deferred compensation by Mr. Sand. There are no written loan agreements, promissory notes or debt obligations evidencing this debt and the terms of repayment to Mr. Sand. Annual interest of 6% is paid on the outstanding loan balance, which is due upon the availability of company funds, but no sooner than June 1, 2006. See Note 8 of the attached audited financial statements for information concerning the debt owed to Mr. Sand by the company.


ITEM 13. EXHIBITS (All Exhibits have been properly signed by the parties. Original agreements are filed in our offices)

   Exhibit No.  Document Description
   -----------  --------------------

      2.1 Plan And Agreement of Merger Relating to the Merger of Ingen Technologies, Inc. into Creative Recycling, Inc., dated March 15, 2004 (incorporated by reference to registrant's Form 10-KSB filed November 7, 2005).

      3.1 Certificate of Incorporation filed with the Georgia Secretary of State, effective April 10, 1998; Articles of Incorporation of Creative Recycling Technologies, Inc. and other documents including merger agreement of Creative Recycling Technologies, Inc. and Classic Restaurants, Inc.**

      3.2 Bylaws of Ingen Technologies, Inc. (incorporated by reference to registrant's Form 10-KSB filed November 7, 2005).

      4.1 Specimen of Ingen Technologies, Inc. common stock certificate (incorporated by reference to registrant's Form 10-KSB filed November 7, 2005).

      10.1 Exclusive Licensing Agreements (BAFI patents) between Ingen Technologies, Inc. and Francis and Bettie McDermott, dated June 24, 1999.*

      11.1 Statement re: Computation of per share earnings(contained within Note 6 of the within audited financial statements).

      23.1 Consent of Spector & Wong, LLP (incorporated by reference to registrant's Form 10-KSB filed November 7, 2005).

      24.1 Power of Attorney (included as part of the signature page attached hereto).

      31.1 Certification of Scott R. Sand, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

      31.2 Certification of Thomas J. Neavitt, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

      32.1 Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Scott R. Sand, Principal Executive Officer.*

      99.1 United States Patent Number 6,137,417, issued October 24, 2000 (incorporated by reference to registrant's Form 10-KSB filed on November 7, 2005).

      99.2 United States Patent Number 6,326,896, issued December 4, 2001 (incorporated by reference to registrant's Form 10-KSB filed on November 7, 2005).

* filed herewith
**  will be filed by amendment as soon as it is available

ITEM 14. INDEPENDENT AUDITOR'S FEES AND SERVICES

The following table summarizes the aggregate fees billed to the company by Spector & Wong, LLP, our independent auditor, for the audit of our annual financial statements for the fiscal year ended May 31, 2004 and fees billed for other services rendered by Spector and Wong, LLP during this period.

Type of Fee                          2004
-----------                          ----
Audit Fees (1)                       $25,000
Tax Fees (2)                         $1500
Total                                $26,500

(1) Fees for audit services billed in 2004 consisted of the aggregate fees paid by us for the fiscal years indicated for professional services rendered by Spector & Wong, LLP for the audit of our annual financial statements and review of financial statements included in our reports on Form 10-KSB.

(2) Fees for tax services billed in 2004 consisted of the fiscal year indicated for professional services rendered by Spector & Wong, LLP for tax compliance. Tax compliance services are rendered based on facts already in existence or transactions that have already occurred to document, compute and obtain governmental approval for amounts to be included in tax filings and consisted of: federal and state income tax return assistance.

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

                                      Date: November 30, 2005

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


              Signature                           Title                            Date
              ---------                           -----                            ----

/s/ Scott R. Sand                      Chief Executive Officer and            November 30, 2005
----------------------------------     Chairman
Scott R. Sand


/s/ Thomas J. Neavitt                  Secretary and Chief Financial          November 30, 2005
----------------------------------     Officer
Thomas J. Neavitt


/s/ KHOO Yong Sin                      Director                               November 30, 2005
----------------------------------
KHOO Yong Sin


/s/ Christopher A. Wirth               Director                               November 30, 2005
----------------------------------
Christopher A. Wirth


/s/ Curt A. Miedema                    Director                               November 30, 2005
----------------------------------
Curt A. Miedema

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