Form 10QSB
period 2005-08-31
Ingen Technologies, Inc.
filed 2005-11-30
CIK 861058

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.



                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2005

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


    At August 31, 2005, 479,737,593 shares of the registrant's common stock
                        (no par value) were outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 YES / / NO /X/


                                     PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                  CONSOLIDATED BALANCE SHEET (UNAUDITED)
--------------------------------------------------------------------------------------------------------

AUGUST 31,                                                                      2005             2004
--------------------------------------------------------------------------------------------------------

                                  ASSETS
Current assets
   Cash                                                                     $   404,432      $     9,976
   Accounts receivable                                                           38,565               --
                                                                            -----------      -----------
      Total current assets                                                      442,997            9,976
                                                                            -----------      -----------

Property and equipment, net of accumulated depreciation
   of $84,910 for 2005 and $66,913 for 2004                                      45,136           30,924

Other Assets
   Patents, net of accumulated amortization of  zero for 2005
     and $9,964 for 2004                                                             --           16,941
                                                                            -----------      -----------
      Total other assets                                                             --           16,941
                                                                            -----------      -----------

    TOTAL ASSETS                                                            $   488,133      $    57,841
                                                                            ===========      ===========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
   Accounts payable & Accrued Expenses                                      $   394,771      $   497,048
   Litigation reserve                                                                --          143,500
                                                                            -----------      -----------
    Total current liabilities                                                   394,771          640,548
                                                                            -----------      -----------

Long-term Liabilities
   Officer's loan                                                                42,802          264,125
   Notes payable                                                                     --           25,000
                                                                            -----------      -----------
    Total long-term liabilities                                                  42,802          289,125
                                                                            -----------      -----------

Stockholders' Deficit
   Preferred stock, no par value, 37,000,000 authorized; issued and
    outstanding 36,900,000 for 2005 and zero for 2004                           369,000               --
   Series A preferred stock, no par value, 3,000,000 authorized; issued
    and outstanding 3,000,000 for 2005 and zero for 2004                         30,000               --
   Common stock, no par value, authorized 500,000,000 shares; issued
     and outstanding 479,737,593 for 2005 and 12,864,593 for 2004             6,330,713        5,407,213
   Accumulated deficit                                                       (6,679,153)      (6,279,045)
                                                                            -----------      -----------
     Total stockholders deficit                                                  50,560         (871,832)
                                                                            -----------      -----------

    TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIT                            $   488,133      $    57,841
                                                                            ===========      ===========





CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED AUGUST 31,               2005               2004
-------------------------------------------------------------------------------

Sales                                          $     532,872      $     136,480

Cost of sales                                         85,046             58,156
                                               -------------      -------------

  GROSS PROFIT                                       447,826             78,324

Selling, general and administrative expenses         559,246             95,344
                                               -------------      -------------

  OPERATING LOSS                                    (111,420)           (17,020)
                                               -------------      -------------

Other (Expenses):
  Interest expenses                                   (1,542)            (3,090)
                                               -------------      -------------

   NET LOSS BEFORE TAXES                            (112,962)           (20,110)

Provision for Income Taxes                               800                800
                                               -------------      -------------

NET LOSS                                       $    (113,762)     $     (20,910)
                                               =============      =============

Basic and diluted net loss per share           $       (0.00)     $       (0.00)
                                               =============      =============

Weighted average number of common shares         301,443,916         12,864,593





CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED AUGUST 31,                                      2005           2004
-------------------------------------------------------------------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                              $(113,762)     $ (20,910)
  Adjustments to reconcile net loss to net cash used in operations:
    Stock Issued for Services
    Accounts receivable                                                   (38,565)            --
    Depreciation and amortization                                           2,965          4,499
  Increase (Decrease) in:
   Accounts payable & Accrued expenses                                      8,241          3,890
   Litigation reserve                                                    (143,500)            --
                                                                        ---------      ---------
  NET CASH USED IN OPERATING ACTIVITIES                                  (284,621)       (12,521)
                                                                        ---------      ---------

CASH FLOW FROM INVESTING ACTIVITIES:
   Additions to fixed assets                                              (23,174)            --
                                                                        ---------      ---------
  NET CASH USED IN INVESTING ACTIVITIES                                   (23,174)            --
                                                                        ---------      ---------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net repayments from note payable to related party                       (60,000)       (12,056)
  Repayments to notes payable                                             (25,000)            --
  Proceeds from issuance of common stock                                  779,500             --
                                                                        ---------      ---------
  NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES                          694,500        (12,056)
                                                                        ---------      ---------

    NET INCREASE (DECREASE) INCREASE IN CASH                              386,705        (24,577)

Cash Balance at Beginning of Period                                        17,727         34,553
                                                                        ---------      ---------

CASH BALANCE AT END OF PERIOD                                           $ 404,432      $   9,976
                                                                        =========      =========

Supplemental Disclosures of Cash Flow Information
   Interest paid                                                        $      --      $      --
   Taxes paid                                                           $      --      $      --

                                              -3-

NOTE 1 - NATURE OF BUSINESS

Ingen Technologies, Inc., (formerly known as Creative Recycling Technologies Inc., the "Company" or "Ingen Technologies"), is a Public Company trading under
OTC: IGTN.PK. Ingen Technologies is a growth-oriented technology company that offers a diverse and progressive services and products.

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

PRESENTATION OF INTERIM INFORMATION: The accompanying consolidated financial statements as of August 31, 2005 and 2004, for the three months ended August 31, 2005 and 2004 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2005.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of August 31, 2005 and 2004, for the three months ended August 31, 2005 and 2004 have been made. The results of operations for the three months ended August 31, 2005 are not necessarily indicative of the operating results for the full year.

PRINCIPLE OF CONSOLIDATION AND PRESENTATION: The accompanying consolidated financial statements include the accounts of Ingen Technologies, Inc. and its subsidiaries after elimination of all inter-company accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities and commitments in the normal course of business. In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses and not have enough money to grow its business in the future. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

To successfully grow the individual segments of the business, the Company must decrease its cash burn rate, improve its cash position and the revenue base of each segment, and succeed in its ability to raise additional capital through a combination of primarily public or private equity offering or strategic alliances. The Company also depends on certain important employees, and the loss of any of those employees would harm the Company's business.

The company incurred a loss of $113,762 and $20,910 for the three months ended August 31, 2005 and 2004, and as of that date, had an accumulated deficit of $6,679,153 and $6,279,045, respectively.


NOTE 3 - ACCRUED EXPENSES

Accrued expenses at August 31, 2005 and 2004 consist of:

                                                2005             2004
                                            ------------     ------------

         Accrued officer's compensation     $    363,500     $    460,000
         Accrued Interest Expense                 30,471           15,448
         Accrued taxes                               800            1,600
                                            ------------     ------------
                  Total                     $    394,771     $    477,048
                                            ============     ============

NOTE 4 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                              August 31, 2005    August 31, 2004
                                              ---------------    ---------------
Numerator:
  Net Loss                                    $    (113,762)      $     (20,910)
                                              -------------       -------------
Denominator:
  Weighted Average Number of Shares             301,443,916          12,864,593
                                              -------------       -------------

Net loss per share-Basic and Diluted          $       (0.00)      $       (0.00)

NOTE 5 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.


NOTE 6 - RELATED PARTY TRANSACTIONS

The Company had notes payable to a related party in the amounts of $42,802 and $264,125 as of August 31, 2005 and 2004, respectively. The interest rate on the loan is 6% and due upon working capital availability, but no sooner than June 1, 2006. The related accrued interest is $30,471 and $15,448 as of August 31, 2005 and 2004, respectively.

As of August 31, 2004, there is a note payable to a related party for the amount of $25,000 with zero interest. The note for the amount of $25,000 was paid during the quarter ended August 31, 2005.


NOTE 7 - LITIGATION SETTLEMENT

As of August 31, 2004, there was a pending litigation in connection with the previous landlord for breaking a facility lease by the Company. Management had estimated and accrued a loss for $143,500. The litigation was settled and paid in August 2005.


NOTE 8 - GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company August provide customary indemnifications to purchasers of the Company's businesses or assets; and (ii) certain agreements with the Company's officers, directors and employees, under which the Company August be required to indemnify such persons for liabilities arising our of their employment relationship.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of August 31, 2005.

NOTE 9 - PREFERRED STOCK

The Company is authorized to issue 40,000,000 shares of no par value preferred stock. As of August 31, 2004 and 2005, the Company had zero and 39,900,000 shares of preferred stock issued and outstanding, respectively. No dividends shall accrue or be payable on the preferred stocks. In February 2005, the Company designated 3,000,000 of the shares of preferred stock as "Series A Preferred Stock". The Company has the right to redeem each share of Series A preferred stock for $1; however, there is no obligation for this redemption. Each share of Series A preferred stock is entitled to vote on all matters with holders of the common stock; however, each Series A preferred stock is entitled to 15 votes. Each share of Series A preferred stock is convertible, at the option of the holder and subject to a 65 day written notice to the Company, at any time after the date of the issuance into 10 shares of common stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series A preferred stock shall be entitle to be paid $1 per share before any payments or distribution of assets of the Company to the holders of the common stock or any other equity securities of the Company.


NOTE 10 - SUBSEQUENT EVENTS

 On October 31, 2005, the Company held a special shareholder meeting and approved a reduction in the number of authorized common shares to 100 million, a 40 to 1 reverse split of all issued and outstanding common shares, and a 3 to 1 reverse split of all issued and outstanding preferred shares. The Board of Directors and preferred shareholders also approved changes in some of the attributes of the preferred shares and designated all preferred shares as Class A preferred shares. All preferred shares are convertible on a one-to-one basis for common shares and vote on a one share-one vote basis.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current views with respect to future events and financial performance. In this report, the words "anticipates," "believes," "expects," "intends," "future," "may" and similar expressions identify forward-looking statements. These and other forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Risk Factors section of this Item 2 and elsewhere in this Form 10-QSB, that could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of the Form 10-QSB with the Securities and Exchange Commission.

OVERVIEW

We are a medical device manufacturer and service provider for medical and consumer markets both domestic and (planned for) abroad. We have four products, one of which has had sales in at least the last two fiscal years (Secure Balance(TM)). The others are oxygen and gas monitoring safety devices that we have developed over the last few years and expect to begin selling in calendar year 2006, OxyView, OxyAlert(TM) and GasAlert(TM).

Our sales revenues for the first quarter of fiscal year 2006 (June 1, 2005 through August 31, 2005) were $532,872, compared with $136,480 in sales in the first quarter of fiscal year 2005. All of these sales were of Secure Balance(TM). We had sales revenues of $794,314 in our entire fiscal year 2005 (all Secure Balance(TM) as well). We expect this upswing to continue for our current fiscal year and beyond as we build our Secure Balance(TM) brand recognition in the market and intensify our efforts for market penetration.

We have had significant losses since inception. Our net loss was $113,762 in the first quarter of fiscal year 2006, compared with $20,910 in the first quarter of fiscal year 2005. Our net loss in fiscal year 2004 was $951,101 and in fiscal year 2005 was $307,255. We anticipate that we will incur substantial additional operating losses in our fiscal year 2006 as we wrap up our research and development of our BAFI(TM) product line and continue to seek an increase in Secure Balance(TM) sales. As of August 31, 2005, we had an accumulated deficit of $6,679,153 (up from $6,279,045 in the first quarter of fiscal year 2004).

Our business plan for the remainder of fiscal year 2006 (ending May 31, 2006) is to continue our efforts to increase the market share Secure Balance(TM) and to begin world-wide sales of our BAFI(TM) product line.

We sold 347,100,000 of our common shares in the first quarter of fiscal year 2006, for a total purchase price of $779,500,

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

RESULTS OF OPERATIONS

We had $532,872 in sales in the first quarter of fiscal year 2006, up from $136,480 in the same quarter of fiscal year 2005. Our cost of sales was $85,046 in the first quarter of fiscal year 2006 and $58,156 in the same quarter of fiscal year 2005. As a result, our gross profit increased from $78,324 in the first quarter of fiscal year 2005 to $447,826 in the first quarter of fiscal year 2006. Our selling, general and administrative expenses for the first quarter of fiscal year 2006 were $559,246 ($95,344 in the same quarter of fiscal year 2005). Much of this increase is attributable to the increase in sales brought about by more word-of-mouth referrals from our physician clientele, adding more Secure Balance sales representatives and an increase in advertising costs to over $100,000 for the quarter.

Our operating loss increased from $17,020 in the first quarter of fiscal year 2005 to $111,420 in the first quarter of fiscal year 2006. We expect our operating costs to remain constant in fiscal year 2006, but still have a goal of turning a profit late in fiscal year 2006 or in 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

We financed our operations in the first quarter of fiscal year 2006 through $532,872 of sales of Secure Balance(TM) and private placement common stock sales totaling $779,500.

In years past, prior to the commencement of Secure Balance(TM) sales, we relied on loans and deferments from our CEO and Chairman Scott R. Sand and the approximate $300,000 investment of Mr. Jeffrey Gleckman (one of our two preferred shareholders). From June 10, 1999 to March 31, 2004, Mr. Sand provided "Ingen Nevada," and then "Ingen Georgia" (after our reverse merger; for a short period of time) with a total of $72,000 in cash loans and $360,000 in deferred executive compensation. Mr. Sand drew $54,000 in compensation over this time period. We repaid Mr. Sand $60,000 in the first quarter of fiscal year 2006, $173,379 in fiscal year 2005 and $33,649 in 2004.

As of August 31, 2005, we had cash on hand of $404,432 (compared to $9,976 in the same quarter of fiscal year 2005). We also, as of the same date, had $38,565 in accounts receivable (none in the same quarter of fiscal year 2005).

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

HOPE CAPITAL, INC.

From January of 2005 to the end of fiscal year 2005, we entered into agreements with Hope Capital, Inc. to purchase common shares of our stock in a series of private transactions. Hope Capital, Inc. ultimately purchased 30,200,000 of our common shares in fiscal year 2005 at a total price of $144,000. Hope Capital, Inc. committed to purchase an additional 200 million plus common shares in the first quarter of fiscal year 2006 (at $0.002 per share).

OTHER FINANCINGS

In total, we sold 347,100,000 shares of our common stock in the first quarter of fiscal year 2006 for a total purchase price of $779,500. These stock purchases were made by Hope Capital, Inc. (211,800,000 shares), Xcel Associates, Inc. (133,300,000 shares) and Apex Charting, Inc. (2,000,000 shares). These sales were all at $0.002 per share. We anticipate filing a registration statement with the Securities and Exchange Commission during our fiscal year 2006. We currently are planning to offer $4,000,000 of our securities.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We have experienced significant operating losses in each period since our inception. As of August 31, 2005, we have incurred total accumulated losses of $6,679,153. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with operations. We expect to incur operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Most of our common shares have been held by our shareholders for periods of one or two years or longer. Some of these shares have had restrictions lifted. The shares sold to Hope Capital, Inc. and others in the last part of fiscal year 2005 and in the first quarter of fiscal year 2006 were unrestricted common shares. We will undoubtedly have unrestricted shares issued in the future. There is no way to control the sale of these shares on the secondary market (we trade on the Pink Sheets and plan to go to the OTC BB in the near future). The resale of these unrestricted shares might adversely affect our stock price.

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

As of August 31, 2005, our executive officers, directors and their affiliates beneficially own or control approximately 20% of the outstanding shares of our common stock. Accordingly, our current executive officers, directors and their affiliates will have some control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

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

ITEM 3.  CONTROLS AND PROCEDURES

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



                          PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We may from time to time become a party to legal proceedings arising in the ordinary course of business. Other than the lawsuit described above, we are not currently a party to any material pending litigation or other material legal proceeding.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

We sold $779,500 worth of our unrestricted common shares in a Regulation D, Rule 504 private placement offering (coupled with the Model Accredited Investor Exemption) in the first quarter of fiscal year 2006. All such shares were sold at $0.002 per share to 3 corporate purchasers as described above. It has been represented to us in the underlying contractual documentation that these purchasers are accredited investors as that term is defined in Regulation D of the Securities and Exchange Commission. The two firms purchasing the great bulk of these shares quickly divested them to many others (none of whom owns a controlling interest in the company), and, therefore, we are of the opinion that there is no change of control issue to report.

ITEM 6.  EXHIBITS

Exhibit No.       Document Description
-----------       --------------------

10.1 Template for Regulation D, Rule 504/MAIE common stock sales during the first quarter of our fiscal year 2006.*

31.1     Certification of Chief Executive Officer as required pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2     Certification of Chief Financial Officer as required pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.*

32 Certification of Chief Executive Officer and Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

---------------
*  Filed herewith.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INGEN TECHNOLOGIES, INC.

November 30, 2005                         /s/ Scott R. Sand
                                          -------------------------------------
                                          Scott R. Sand
                                          Chief Executive Officer and Chairman


November 30, 2005                         /s/ Thomas J. Neavitt
                                          -------------------------------------
                                          Thomas J. Neavitt
                                          Secretary and Chief Financial Officer