Form 10KSB/A
period 2004-05-31
Ingen Technologies, Inc.
filed 2005-12-02
CIK 861058

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

DOCUMENTS INCORPORATED BY REFERENCE
None

This Form 10-KSB/A is being filed to amend Ingen Technologies, Inc.'s Annual Report on Form 10-KSB for our fiscal year ended May 31, 2004 (filed on November 30, 2005). The purpose of this amendment is to supply Exhibit 3.1 which was not available to file on November 30th.

Generally, no attempt has been made in this Form 10-KSB/A to modify or update other disclosures presented in the original report on Form 10-KSB. This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB or modify or update those disclosures except as aforesaid. Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-KSB with the Securities and Exchange Commission on November 30, 2005. The following item or items have been amended as a result of the filing of this amendment:

                         ANNUAL REPORT ON FORM 10-KSB/A
                         Fiscal Year ended May 31, 2004

                               TABLE OF CONTENTS

PART III

ITEM 13.  Exhibits                                                        Page

3.1    Certificate of Incorporation filed with the Georgia                 4
       Secretary of State, effective April 10, 1998; Articles of Incorporation of Creative Recycling Technologies, Inc.
       and other documents including merger agreement of Creative
       Recycling Technologies, Inc. and Classic Restaurants, Inc.

PART III

Item 13. Exhibits

3.1 Certificate of Incorporation filed with the Georgia Secretary of State, effective April 10, 1998; Articles of Incorporation of Creative Recycling Technologies, Inc. and other documents including merger agreement of Creative Recycling Technologies, Inc. and Classic Restaurants, Inc.


                                   SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized (by Power of Attorney in 10-KSB filed November 30, 2005).

                            INGEN TECHNOLOGIES, INC.

                                  By:   /s/ Scott R. Sand
                                        -----------------
                                        Scott R. Sand
                                        Chief Executive Officer and Chairman
                                        (Principal Executive Officer)

                                  Date: December 1, 2005