Form 10QSB
period 2005-11-30
Ingen Technologies, Inc.
filed 2006-01-17
CIK 861058

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2005

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


At November 30, 2005, 488,037,593 shares of the registrant's common stock (no par value) were outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 YES / / NO /X/



                         PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET (UNAUDITED)
---------------------------------------------------------------------------------------------------

November 30,                                                                2005           2004
---------------------------------------------------------------------------------------------------
                                     ASSETS

Current Assets
   Cash                                                                  $   388,135    $       716
   Accounts receivable
                                                                         -----------    -----------
      Total current assets                                                   388,135            716
                                                                         -----------    -----------

Property and Equipment, net of accumulated depreciation
   of $89,409 for 2005 and $68,030 for 2004                                   40,637         29,807

Other Assets
   Patent, net of accumulated amortization of zero for 2005
     and $9,964 for 2004                                                          --         16,941
                                                                         -----------    -----------
      Total other assets                                                          --         16,941
                                                                         -----------    -----------

    TOTAL ASSETS                                                         $   428,772    $    47,464
                                                                         ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable                                                      $        --    $    20,000
   Accrued Expenses                                                          393,914        480,677
   Litigation reserve                                                             --        143,500
                                                                         -----------    -----------
    Total current liabilities                                                393,914        644,177
                                                                         -----------    -----------

Long-term Liabilities
  Officer's loan                                                              42,802        241,958
   Notes Payable                                                                  --         25,000
                                                                         -----------    -----------
    Total long-term liabilities                                               42,802        266,958
                                                                         -----------    -----------

Stockholders' Deficit
  Preferred stock, no par value, 37,000,000 authorized; issued and
    outstanding 33,900,000 for 2005 and zero for 2004                        409,000             --
  Series A preferred stock, no par value, 3,000,000 authorized; issued
    and outstanding 3,000,000 for 2005 and zero for 2004                      30,000             --
  Common stock, no par value, authorized 500,000,000 shares; issued
     and outstanding 488037593 for 2005 and 12,864,593 for 2004            6,580,713      5,442,153
  Accumulated deficit                                                     (7,027,657)    (6,305,824)
                                                                         -----------    -----------
    Total stockholders deficit                                                (7,944)      (863,671)
                                                                         -----------    -----------

    TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIT                         $   428,772    $    47,464
                                                                         ===========    ===========





CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------


                                                      For the three months ended           For the six months ended
                                                            November 30,                         November 30,
                                                 -----------------------------------  -----------------------------------
                                                       2005              2004               2005              2004
-------------------------------------------------------------------------------------------------------------------------
Revenue                                                 $ 234,212          $ 86,813          $ 767,084         $ 223,293

Cost of Sales                                             109,012            37,091            194,059            95,247
                                                 ----------------- -----------------  ----------------- -----------------

  Gross Profit                                            125,200            49,722            573,025           128,046

Selling, General and Administrative Expenses              473,061            72,871          1,032,307           168,215
                                                 ----------------- -----------------  ----------------- -----------------

  Operating Loss                                         (347,861)          (23,149)          (459,282)          (40,169)
                                                 ----------------- -----------------  ----------------- -----------------

Other (Expenses):
  Interest Expenses                                          (642)           (3,629)            (2,184)           (6,719)
                                                 ----------------- -----------------  ----------------- -----------------

   Net Loss before Taxes                                 (348,503)          (26,778)          (461,466)          (46,888)

Provision for Income Taxes                                                                         800               800
                                                 ----------------- -----------------  ----------------- -----------------

Net Loss                                               $ (348,503)        $ (26,778)        $ (462,266)        $ (47,688)
                                                 ================= =================  ================= =================

Basic and diluted net loss per share                    NIL               NIL                NIL               NIL
                                                 ================= =================  ================= =================

Weighted average number of common shares              453,202,853        12,864,593        377,323,385          12864593






CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------------------------


For the six months ended November 30,                                     2005          2004
------------------------------------------------------------------------------------------------
Cash Flow from Operating Activities:
  Net Loss                                                            $  (462,266)   $   (47,688)
  Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
    Stock Issued for Services
    Accounts receivable
    Depreciation and Amortization                                           7,464          5,617
    Patents, Net
  Increase (Decrease) in:
   Accounts Payable                                                            --          7,517
   Accrued Expenses                                                         7,384
   Litigation reserve                                                    (143,500)
                                                                      -----------    -----------
  Net Cash Used in Operating Activities                                  (590,918)       (34,554)
                                                                      -----------    -----------

Cash Flow from Investing Activities:
   Additions to fixed assets                                              (23,174)            --
                                                                      -----------    -----------
  Net Cash Used In Investing Activities                                   (23,174)            --
                                                                      -----------    -----------

Cash Flow from Financing Activities:
  Net Repayments from Note Payable to Related Party                       (60,000)       (34,223)
  Repayments to Notes Payable                                             (25,000)
  Proceeds from Issuance of Preferred Stock                                40,000
  Proceeds from Issuance of Common Stock                                1,029,500         34,940
                                                                      -----------    -----------
  Net Cash Flow Provided by Financing Activities                          984,500            717
                                                                      -----------    -----------

    Net Increase (Decrease) Increase in Cash                              370,408        (33,837)

Cash Balance at Beginning of Period                                        17,727         34,553
                                                                      -----------    -----------

Cash Balance at End of Period                                         $   388,135    $       716
                                                                      ===========    ===========

Supplemental Disclosures of Cash Flow Information
   Interest paid                                                      $        --    $        --
   Taxes paid                                                         $        --    $        --



                                       3

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENT
--------------------------------------------------------------------------------


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

The Company's flagship product is its BAFI (TM), the world's first wireless digital low gas warning system for pressurized gas cylinders. On October 24, 2000, the BAFI (TM) received a U.S. Patent with Patent No. 6,137,417. BAFI (TM), now in its second generation, is an accurate and cost-effective, real-time pressurized gas warning system that will alert users when gas levels are approaching empty. There are three BAFI(TM) successor products in various stages of development; GasAlert(TM), OxyAlert(TM) and OxyView.

The BAFI (TM) line has multiple applications, inclusive but not limited to, the Medical Industry, Home Consumer, Residential Development Industry, Safety & Protection (fire and police), Aircraft Industry, and the Recreational Vehicle Industry. BAFI (TM) meets or exceeds regulatory compliance of this type of product and is completed and in production.

The Company also sells Secure Balance(TM); it's main source of income currently. The Secure Balance (TM) product is a private-label product that includes a vestibular function testing system and balance therapy system available to physicians throughout the United States.

Presentation of Interim Information: The accompanying consolidated financial statements as of November 30, 2005 and 2004, for the three and six months ended November 30, 2005 and 2004 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2005.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of November 30, 2005 and 2004, for the three and six months ended November 30, 2005 and 2004 have been made. The results of operations for the three and six months ended November 30, 2005 are not necessarily indicative of the operating results for the full year.

Principle of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of Ingen Technologies, Inc. and its subsidiaries after elimination of all inter-company accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENT
--------------------------------------------------------------------------------


NOTE 2 - GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses and may not have sufficient funds to grow its business in the future. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

Management of the Company is actively increasing marketing efforts to increase revenues. The ability of the Company to continue as a going concern is dependent its ability to meet its financing arrangement and the success of its future operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The company incurred a loss of $462,266 and $47,688 for the six months ended November 30, 2005 and 2004, and as of that date, had an accumulated deficit of $7,027,657 and $6,305,824, respectively.


NOTE 3 - ACCRUED EXPENSES

Accrued expenses at November 30, 2005 and 2004 consist of:

                                                         2005              2004
                                                       --------         --------

Accrued officer's compensation                         $362,000         $460,000
Accrued Interest Expense                                 31,114           19,077
Accrued taxes                                               800            1,600
                                                       --------         --------
         Total                                         $393,914         $480,677
                                                       ========         ========


NOTE 4 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                      November 30, 2004
                                               ---------------------------------
Numerator:
  Net Loss                                     $    (462,266)     $     (47,688)
                                               -------------      -------------
Denominator:
  Weighted Average Number of Shares              377,323,385         12,864,593
                                               -------------      -------------

Net loss per share-Basic and Diluted                     NIL                NIL


NOTE 5 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENT
--------------------------------------------------------------------------------


NOTE 6 - RELATED PARTY TRANSACTIONS

The Company had notes payable to a related party in the amounts of $42,802 and $241,958 as of November 30, 2005 and 2004, respectively. The interest rate on the loan is 6% and due upon working capital availability, but no sooner than June 1, 2006. The related accrued interest is $31,114and $19,077 as of November 30, 2005 and 2004, respectively.


NOTE 7 - GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company November provide customary indemnifications to purchasers of the Company's businesses or assets; and (ii) certain agreements with the Company's officers, directors and employees, under which the Company November be required to indemnify such persons for liabilities arising our of their employment relationship.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of November 30, 2005.


NOTE 8 - PREFERRED STOCK

The Company is authorized to issue 40,000,000 shares of no par value preferred stock. As of November 30, 2005 and 2004, the Company had 33,900,000 and zero shares of preferred stock issued and outstanding, respectively. No dividends shall accrue or be payable on the preferred stocks. On February 2005, the Company designated 3,000,000 of the shares of preferred stock as "Series A Preferred Stock". The Company has the right to redeem each share of Series A preferred stock for $1; however, there is no obligation for this redemption. Each share of Series A preferred stock is entitled to vote on all matters with holders of the common stock; however, each Series A preferred stock is entitled to 15 votes. Each share of Series A preferred stock is convertible, at the option of the holder and subject to a 65 day written notice to the Company, at any time after the date of the issuance into 10 shares of common stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series A preferred stock are entitled to be paid $1 per share before any payments or distribution of assets of the Company to the holders of the common stock or any other equity securities of the Company.

NOTE 9 - SUBSEQUENT EVENTS

 On October 31, 2005, the Company held a special shareholder meeting and approved effective as of December 7, 2005, to reduce the number of authorized common shares to 100 million, a 40 to 1 reverse split of all issued and outstanding common shares, and a 3 to 1 reverse split of all issued and outstanding preferred shares. All preferred shares were designated Class A preferred shares. Class A preferred shares are now convertible on a one-to-one basis into common shares and have one vote per share on all matters that common shareholders can vote on. The Company's new trading symbol is IGTG. OxyView(TM) is now trademarked.

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

OVERVIEW

We are a medical device manufacturer and service provider for medical and consumer markets both domestic and (planned for) abroad. We have four products, one of which has had sales in at least the last two fiscal years (Secure Balance(TM)). The others are oxygen and gas monitoring safety devices that we have developed over the last few years and expect to begin selling in calendar year 2006, OxyView(TM), OxyAlert(TM) and GasAlert(TM).

Subject to the receipt of funding, we also are moving into the food farming and pharmaceutical industries by beginning our development of Pure Produce(TM) production facilities. Pure Produce(TM) involves the growing of clean, fresh produce without dirt, disease and pesticides. Pure Produce is also a "natural nutriceutical," meaning that the produce has increased useable biomass resulting from its "laboratory like" growing conditions. Pure Produce also has pharmaceutical applications by utilizing molecular farming techniques to enhance the development of drugs otherwise too expensive or difficult to produce in other ways.

Our sales revenues for the second quarter of fiscal year 2006 (September 1, 2005 through November 30, 2005) were $234,212, compared with $86,813 in sales in the second quarter of fiscal year 2004. All of these sales were of Secure Balance(TM). We had sales revenues of $767,084 for the first half of our fiscal year 2006 compared to $223,293 for the same time period in fiscal year 2004 (all Secure Balance(TM) as well). We expect this upswing to continue for our current fiscal year and beyond as we build our Secure Balance(TM) brand recognition in the market and intensify our efforts for market penetration.

In addition, we have completed our prototype testing for OxyView(TM) and anticipate the commencement of manufacturing and sales during our next fiscal quarter.

OxyView(TM) is a proprietary medical product with a US Patent Pending that measures the accuracy of oxygen flow-rate for patients using oxygen during surgery, hospitalization, and outpatient oxygen therapy. OxyView(TM) is a disposable pneumatic analog gauge that measures the oxygen flow-rate close to the patient. It allows the medical staff and patient to quickly determine any malfunction of oxygen flow-rate between the source and the patient. OxyView(TM) can be used with any oxygen delivery source and has additional markets in aviation, fire fighting, and military.

According to a 2002 report of the Department of Health and Human Resources, there are over 5000 oxygen cannulas used every day in hospitals and surgical rooms, and over 8 million patients using oxygen as outpatient therapy for a variety of pulmonary diseases. The hospitals and surgical staff are required to dispose of the units per OSHA regulations. OxyView(TM) is a product that is clean-packaged and disposable.

OxyView(TM) retail pricing will start at $14.95 per unit (per our current plan). With the most current interest in distribution and strategic advertising, the Company anticipates penetrating 10% of the market throughout the calendar year of 2006. If we meet these goals, we will have sold $2.8 million to hospitals and surgical facilities, and another $12 million sold to oxygen suppliers/medical supply chains for patients using outpatient oxygen therapy during the first year.

The elderly population will increase dramatically over the next 10 years. The majority of pulmonary diseases reside within our elderly population over 55. OxyView(TM) is available to all patients of any age. With the increasing problems of malpractice law suits, OxyView(TM) provides additional means to assist with the prevention of various medical malpractice issues related to oxygen therapy and provides a means to assure proper and accurate oxygen delivery to patients.

We have had significant losses since inception. Our net loss was $348,503 in the second quarter of fiscal year 2006, compared with $26,778 in the second quarter of fiscal year 2005. Our net loss for the first half of fiscal year 2006 is $462,266 compared with $47,688 during the same time period in fiscal year 2005. Our net loss in fiscal year 2004 was $951,101 and in fiscal year 2005 was $307,255. We anticipate that we will incur substantial additional operating losses in our fiscal year 2006 as we wrap up our research and development of our BAFI(TM) product line, start development of Pure Produce(TM) and continue to seek an increase in Secure Balance(TM) sales. We will also have continuing development, manufacturing and sales costs for OxyView(TM). As of November , 2005, we had an accumulated deficit of $7,027,657 (up from $6,305,824 in the second quarter of fiscal year 2005).

Our business plan for the remainder of fiscal year 2006 (ending May 31, 2006) is to continue our efforts to increase the market share Secure Balance(TM), increase our emphasis on Pure Produce(TM) development and to begin world-wide sales of one of our BAFI(TM) product lines, OxyView(TM).

We sold 8,300,000 of our common shares in the second quarter of fiscal year 2006, for a total purchase price of $250,000. We also sold 2 million shares of our preferred stock for a total purchase price of $40,000.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements. Certain of our policies require the application of management's judgment in making estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Our significant accounting policies include:

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

RESULTS OF OPERATIONS

We had $234,212 in sales in the second quarter of fiscal year 2006, up from $86,813 in the same quarter of fiscal year 2005. Our cost of sales was $109,012 in the second quarter of fiscal year 2006 and $37,091 in the same quarter of fiscal year 2005. As a result, our gross profit increased from $49,722 in the second quarter of fiscal year 2005 to $125,200 in the second quarter of fiscal year 2006. Our selling, general and administrative expenses for the second quarter of fiscal year 2006 were $473,061 ($72,871 in the same quarter of fiscal year 2005).

Much of this increase in our selling, general and administrative expenses is attributable to the increase in sales for the first half of this fiscal year brought about by more word-of-mouth referrals from our physician clientele, adding more Secure Balance sales representatives and an increase in advertising costs. We have resumed periodic reporting under the Exchange Act of 1934 to the Securities and Exchange Commission again (after a several year absence)and have increased legal and accounting fees as a result. We have also tested completed testing of our OxyView(TM) prototype and are moving ahead with manufacturing and sales efforts, adding to our expense.

Our operating loss increased from $23,149 in the second quarter of fiscal year 2005 to $347,861 in the second quarter of fiscal year 2006. We expect our operating costs to remain constant or increase somewhat in the last half of fiscal year 2006, but still have a goal of turning a profit late in fiscal year 2006 or in 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

We financed our operations in the second quarter of fiscal year 2006 through $234,212 of sales of Secure Balance(TM) and private placement common and preferred stock sales totaling $290,000.

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

As of November 30, 2005, we had cash on hand of $388,135 (compared to $716 in the same quarter of fiscal year 2005). We had no accounts receivable during this time period (none in the same quarter of fiscal year 2005).

Our future cash requirements will depend on many factors, including finishing our research and development programs for our BAFI(TM) product line (largely completed), the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization, emphasizing development of Pure Produce(TM), commencing our manufacturing and sales programs for OxyView(TM), as well as our ongoing Secure Balance(TM) sales effort. We do not expect to generate a positive cash flow from operations at least until the commercial launch of our BAFI(TM) product line (planned for calendar year 2006) and possibly later given the expected cost of commercializing our products. We intend to seek additional funding through public or private financing transactions. Successful future operations are subject to a number of technical and business risks, including our continued ability to obtain future funding, satisfactory product development and market acceptance for our products. See "Business Risks" below.

FINANCINGS

We sold 8.3 million shares of our unrestricted common stock in the second quarter of fiscal year 2006 for a total purchase price of $250,000. These stock purchases were made by Hope Capital, Inc. (3.3 million shares)and Xcel Associates, Inc. (5 million shares). These sales were all at slightly more than $0.03 per share. We sold 2 million of our preferred shares for a total purchase price of $40,000 to Xcel Associates. We anticipate filing a registration statement with the Securities and Exchange Commission during our fiscal year 2006. We currently are planning to offer $5,000,000 of our securities.

PLAN OF OPERATION

We have reserved approximately $500,000 in private placement common stock sales proceeds from fiscal year 2005 and the first two quarters of fiscal year 2006 as a starting point for the funding for our operations in fiscal year 2006 and beyond (presently budgeted at $5 million gross in securities sales proceeds plus projected Secure Balance sales for the fiscal year of $1,650,000). If we are successful in filing and selling our planned $5,000,000 public stock registration in fiscal year 2006 ($4,500,000 net to us after selling expenses), and have at least $1,650,000 in Secure Balance(TM) sales, we plan to use these funds as follows over the next 12 months:


CATEGORY                               ESTIMATED COST

General and Administrative            $400,000 (another $500,000 paid through
                                        Secure Balance(TM) sales)
Advertising                           $400,000 for BAFI(TM) product line
                                        (another $150,000 for Secure Balance(TM)
                                        paid with Secure Balance(TM) sales)
Manufacturing Costs                   $1,000,000 for BAFI(TM) product line
                                        (another $1,000,000 for Secure
                                        Balance(TM) paid with Secure Balance(TM)
                                        sales)
Research and Development              $400,000 (to create production models for
                                        BAFI(TM) product line)
                                      $2,000,000 (Development of Pure
                                        Produce(TM))
Consultants, Professionals            $300,000
Debt repayment                        will be paid out of product sales
Contingency                           $500,000

Figures above are approximate and are being utilized by management for planning purposes only. The actual costs within each category and our total costs of operation for fiscal year 2006 and over the next 12 calendar months may vary significantly from the estimates set forth above based on the factors discussed throughout this document.

Except for Secure Balance sales, which we have added in this quarter, we have not included our projected sales revenues in our budget for fiscal year 2006. Since we do not know if we will be able to sell our securities in a public registration, revenues earned will be utilized in the same categories as presented above. If we do not sell our securities in a public registration in fiscal year 2006, we will have to forgo development of Pure Produce(TM) until (and if) we can find some other funding method. We projected Secure Balance(TM) sales of $500,000 in each of our first and second fiscal quarters of 2006 and are now projecting $600,000 in each of our last fiscal quarters of 2006. The $600,000 figure is a reduction from $700,000 in the last two quarters as contained in our August 31, 2005 Form 10-QSB. Our actual sales of Secure Balance have been $767,084 for the first two quarters of this fiscal year.

We have projected OxyView(TM) sales of $200,000 in our third fiscal quarter of 2006 (December-February) and $400,000 in our fourth fiscal quarter. Our OxyAlert(TM) fourth quarter sales projection is $200,000. Management believes these are conservative, achievable sales projections, but actual results may vary depending on how quickly we are able to commence our manufacturing and sales efforts for this product. We expect to engage in at least 6 months of intensive marketing of our BAFI(TM) product line before sales pick up. Our market for GasAlert(TM) is a much broader, larger market and we have declined to project sales totals presently.

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

Management also believes that our products provide increasing protection in relation to medical malpractice issues. Use of our Secure Balance(TM) system and OxyAlert(TM) and OxyView(TM) products enhance the safety of patients, and therefore, we believe, lessen the chances of medical malpractice exposure to our physician clients.

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

PURE PRODUCE(TM) - A DEVELOPING PRODUCT

We have decided to move Pure Produce(TM) on the "front burner" in terms of planned expenditures for development. We have an agreement in place with AgroWorx, Inc., a company affiliated with one our directors, Christopher A. Worth. This agreement relates to Pure Produce(TM), an AgroWorx line of plant products. We will work in concert with AgroWorx to develop production facilities and market the products grown therein.

The Pure Produce(TM) product is a continuing research & development program currently under design. This program uses hydroponics technology to grow various plants without the use of soil, fertilizer and water consumption. The Company anticipates entering the nutriceutical and pharmaceutical markets over the next two years. If we are able to complete our contemplated public stock registration this fiscal year, the amount of funding anticipated for the project is as much as $2 million to construct and operate as many as 10 production facilities.

The Ingen Technologies, Inc. Pure Produce(TM) facilities will be designed to offer vegetable growth efficiency, without pesticides. The Agro-facility will offer the most efficient use of water and energy conservation technologically available, while offering the best method for insulator towards food security available to us.

The main competitive advantage of the facilities, if operational, will be to deliver off-season, high profit margin gourmet vegetables, herbs and edible flowers. The produce grown can be customized for local consumption or be grown for specific export markets. There are three core market sectors for Pure Produce(TM):

$15 billion a year and growing for clean, fresh produce grown without dirt, insects and pesticides (according to the USDA). $13 billion a year and growing for "natural nutriceuticals", meaning edible plants with increased useable biomass made possible because of continuous "laboratory like" growing conditions (from Alberta Agricultural Food and Rural Development Publication, "Natural Health Products, Market Opportunity Identification for Herbs and Botanicals in Alberta," June, 2004). Pharmaceutial applications (perhaps approaching $100 billion in sales by 2020; a prediction from www.molecularfarming.com) are also contemplated by using these natural nutriceuticals as "biological factories" to generate drugs difficult or expensive to produce in other ways.

NEW EMPLOYEES

If we obtain funding, we anticipate hiring as many as six employees for our Pure Produce(TM) facilities. Other than that, we anticipate continuing the bulk of our business operations utilizing independent contractors.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We have experienced significant operating losses in each period since our inception. As of November 30, 2005, we have incurred total accumulated losses of $7,027,657. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with operations. We expect to incur operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

WE WILL NEED ADDITIONAL CAPITAL IN THE FUTURE TO SUPPORT OUR GROWTH, AND RAISING SUCH CAPITAL WILL LIKELY CAUSE SUBSTANTIAL DILUTION TO EXISTING STOCKHOLDERS. IF ADDITIONAL CAPITAL IS NOT AVAILABLE, WE MAY HAVE TO CURTAIL OR CEASE OPERATIONS.

Our current plans indicate we will need significant additional capital for research and development and market penetration before we have any anticipated revenue generated from our BAFI(TM) product line (including OxyView(TM)) and Pure Produce(TM)). The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include:

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

OUR PRODUCTS MAY NOT BE SUCCESSFULLY DEVELOPED OR COMMERCIALIZED, WHICH WOULD HARM US AND FORCE US TO CURTAIL OR CEASE OPERATIONS.

We are a relatively new company and our BAFI(TM) product line in particular is still in the late stages of development (we still need manufacturing prototypes for OxyAlert(TM) and GasAlert(TM)). These products, including OxyView(TM), once marketing commences, may not be successfully developed or commercialized on a timely basis, or at all. Our Pure Produce(TM) concept is also in its earliest stage of development. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of these products or other potential products, or if our products do not achieve a significant level of market acceptance, we would be forced to curtail or cease operations. Even if we develop our products for commercial use, we may not be able to develop products that:

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

IF WE LOSE OUR KEY MANAGEMENT PERSONNEL, OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION EFFORTS WOULD SUFFER.

Our performance is substantially dependent on the performance of our current senior management, Board of Directors and key scientific and technical personnel and advisers. The loss of the services of any member of our senior management, in particular Mr. Scott Sand, our CEO and Chairman, Board of Directors, scientific or technical staff or advisory board may significantly delay or prevent the achievement of product development and other business objectives and could have a material adverse effect on our business, operating results and financial condition.

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

We currently have no sales, marketing or distribution employees. As a result, we will depend on collaborations with third parties that have established distribution systems and direct sales forces. To the extent that we enter into co-promotion or other licensing arrangements, our revenues will depend upon the efforts of third parties, over which we may have little or no control.

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

If we are able to launch commercially our BAFI(TM) product line (and Pure Produce(TM)), we will face exposure to product liability claims. We have exposure selling Secure Balance(TM). We have limited product liability insurance coverage, but there is no guarantee that it is adequate coverage. There is also a risk that third parties for which we have agreed to indemnify could incur liability.

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

Most of our common shares have been held by our shareholders for periods of one or two years or longer (or are unrestricted). Some of these shares have had restrictions lifted. The shares sold to Hope Capital, Inc. and others in the last part of fiscal year 2005 and in the first quarter and second quarter of fiscal year 2006 were unrestricted common shares. We will undoubtedly have unrestricted shares issued in the future. There is no way to control the sale of these shares on the secondary market (we trade on the Pink Sheets and plan to go to the OTC BB in the future). The resale of these unrestricted shares might adversely affect our stock price.

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

As of November 30, 2005, our executive officers, directors and their affiliates beneficially own or control approximately 20% of the outstanding shares of our common stock. Accordingly, our current executive officers, directors and their affiliates will have some control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

We sold $250,000 worth of our unrestricted common shares in a Regulation D, Rule 504 private placement offering (coupled with the Model Accredited Investor Exemption) in the second quarter of fiscal year 2006. All such shares were sold at very slightly more $0.03 per share to purchasers as described above. It has been represented to us in the underlying contractual documentation that these purchasers are accredited investors as that term is defined in Regulation D of the Securities and Exchange Commission. There weren't enough shares sold to present a change in control issue.

We sold $40,000 worth of our restricted preferred shares to an accredited investor in a Regulation D, Rule 505 private placement offering in the second quarter of fiscal year 2006.

ITEM 6.  EXHIBITS

(all exhibits with original signatures are contained in the corporate office files of Ingen Technologies, Inc.)

Exhibit No.       Document Description
-----------       --------------------

10.1 Template for Regulation D, Rule 504/MAIE common stock sales during the second quarter of our fiscal year 2006 is incorporated herein by this reference as filed as exhibit 10.1 to our Form 10-QSB for the quarter ended August 31, 2005.

10.2 Agreement between Ingen Technologies Inc. and Elizabeth Wald dated October 15, 2005 for the provision of telephone answering services.*

10.3 Agreement between Ingen Technologies, Inc. and Siegal Performance Systems, Inc. dated November 15, 2005 for distribution of Secure Balance(TM).*

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

                                          INGEN TECHNOLOGIES, INC.

January 13, 2006                         /s/ Scott R. Sand
                                          -------------------------------------
                                          Scott R. Sand
                      Chief Executive Officer and Chairman


January 13, 2006                         /s/ Thomas J. Neavitt
                                          -------------------------------------
                                          Thomas J. Neavitt
                                          Secretary and Chief Financial Officer