Form 10QSB
period 2004-08-31
Ingen Technologies, Inc.
filed 2006-01-19
CIK 861058

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.


                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2004

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


    At August 31, 2004, 80,332,593 shares of the registrant's common stock
                        (no par value) were outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 YES / / NO /X/

                                    PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEET (UNAUDITED)
-------------------------------------------------------------------------------------------------------


AUGUST 31,                                                                  2004               2003
-------------------------------------------------------------------------------------------------------
                              ASSETS

Current Assets
   Cash                                                                 $      9,976       $         --
                                                                        ------------       ------------
      Total current assets                                                     9,976                 --
                                                                        ------------       ------------

Property and Equipment, net of accumulated depreciation
   of $66,913 for 2004 and $0 for 2003                                        30,924                 --

Other Assets
   Patent, net of accumulated amortization of  $9,964 for 2004
     and $0 for 2003                                                          16,941                 --
                                                                        ------------       ------------
      Total other assets                                                      16,941                 --
                                                                        ------------       ------------

    TOTAL ASSETS                                                        $     57,841       $         --
                                                                        ============       ============

                 LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Accounts payable                                                     $     20,000       $     35,000
   Accrued Expenses                                                          477,048                 --
   Litigation reserve                                                        143,500                 --
                                                                        ------------       ------------
    Total current liabilities                                                640,548             35,000
                                                                        ------------       ------------

Long-term Liabilities
  Officer's loan                                                             264,125                 --
   Notes Payable                                                              25,000                 --
                                                                        ------------       ------------
    Total long-term liabilities                                              289,125                 --
                                                                        ------------       ------------

Stockholders' Deficit
  Preferred stock, no par value, 40,000,000 and no authorized,
    issued and outstanding no for both years                                      --                 --
  Common stock, no par value, authorized 500,000,000 and no shares;
    issued and outstanding 12,864,593 and 3,221,524                        5,407,213          5,758,406
  Accumulated deficit                                                     (6,279,045)        (5,793,406)
                                                                        ------------       ------------
    Total stockholders deficit                                              (871,832)           (35,000)
                                                                        ------------       ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $     57,841       $         --
                                                                        ============       ============



CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------


FOR THE THREE MONTHS ENDED AUGUST 31,                  2004            2003
--------------------------------------------------------------------------------

Sales                                            $    136,480      $         --

Cost of sales                                          58,156                --
                                                 ------------      ------------

  GROSS PROFIT                                         78,324                --

Selling, general and administrative expenses           95,344                --
                                                 ------------      ------------

  OPERATING LOSS                                      (17,020)               --
                                                 ------------      ------------

Other (Expenses):
  Interest expenses                                    (3,090)               --
                                                 ------------      ------------

   NET LOSS BEFORE TAXES                              (20,110)               --

Provision for Income Taxes                                800                --
                                                 ------------      ------------

NET LOSS                                         $    (20,910)     $         --
                                                 ============      ============

Basic and diluted net loss per share                  NIL               NIL
                                                 ============      ============

Weighted average number of common shares           12,864,593         3,221,524



CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------------------------


FOR THE THREE MONTHS ENDED AUGUST 31,                                         2004             2003
-------------------------------------------------------------------------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                              $    (20,910)      $         --
  Adjustments to reconcile net loss to net cash used in operations:
    Stock Issued for Services
    Depreciation and amortization                                              4,499                 --
  Increase (Decrease) in:
   Accounts payable & Accrued expenses                                         3,890                 --
                                                                        ------------       ------------
  NET CASH USED IN OPERATING ACTIVITIES                                      (12,521)                --
                                                                        ------------       ------------

CASH FLOW FROM INVESTING ACTIVITIES:
                                                                        ------------       ------------
  NET CASH USED IN INVESTING ACTIVITIES                                           --                 --
                                                                        ------------       ------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net repayments from note payable to related party                          (12,056)                --
                                                                        ------------       ------------
  NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES                             (12,056)                --
                                                                        ------------       ------------

    NET INCREASE (DECREASE) INCREASE IN CASH                                 (24,577)                --

Cash Balance at Beginning of Period                                           34,553                 --
                                                                        ------------       ------------

CASH BALANCE AT END OF PERIOD                                           $      9,976       $         --
                                                                        ============       ============

Supplemental Disclosures of Cash Flow Information
   Interest paid                                                        $         --       $         --
   Taxes paid                                                           $         --       $         --


                                                  -4-

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

The Company's flagship product is its BAFI(TM), the world's first wireless digital low gas warning system for pressurized gas cylinders. On October 24, 2000, the BAFI(TM) received a U.S. Patent with Patent No. 6,137,417. BAFI(TM), now in its second generation, is an accurate and cost-effective, real-time pressurized gas warning system that will alert users when gas levels are approaching empty.

The BAFI(TM) line has multiple applications, inclusive but not limited to, the Medical Industry, Home Consumer, Residential Development Industry, Safety & Protection (fire and police), Aircraft Industry, and the Recreational Vehicle Industry. BAFI(TM) meets or exceeds regulatory compliance of this type of product and is completed and in production.

The Secure Balance(TM) product is a private-label product that includes a vestibular function testing system and balance therapy system available to physicians throughout the United States.

PRESENTATION OF INTERIM INFORMATION: The accompanying consolidated financial statements as of August 31, 2004 and 2003, for the three months ended August 31, 2004 and 2003 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2004.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of August 31, 2004 and 2003, for the three months ended August 31, 2004 and 2003 have been made. The results of operations for the three months ended August 31, 2004 are not necessarily indicative of the operating results for the full year.

The company had no activity during the three months ended August 31, 2003.

PRINCIPLE OF CONSOLIDATION AND PRESENTATION: The accompanying consolidated financial statements include the accounts of Ingen Technologies, Inc. and its subsidiaries after elimination of all inter-company accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.


NOTE 2 - GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses and may not have sufficient funds to grow its business in the near future. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

Management of the Company is actively increasing marketing efforts to increase revenues. The ability of the Company to continue as a going concern is dependent its ability to meet its financing arrangement and the success of its future operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The company incurred a loss of $20,910 and $0 for the three months ended August 31, 2004 and 2003, and as of that date, had an accumulated deficit of $6,279,045 and $5,793,406, respectively.

NOTE 3 - ACCRUED EXPENSES

Accrued expenses at August 31, 2004 consist of:

                                                                  2004
                                                               ----------
         Accrued officer's compensation                        $  460,000
         Accrued Interest Expense                                  15,448
         Accrued taxes                                              1,600
                                                               ----------
                  Total                                        $  477,048
                                                               ==========


NOTE 4 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:


                                            August 31, 2004      August 31, 2003
                                            ---------------      ---------------
Numerator:
  Net Loss                                    $    (20,910)       $         --
                                              ------------        ------------
Denominator:
  Weighted Average Number of Shares             12,864,593           3,221,524
                                              ------------        ------------

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


NOTE 6 - RELATED PARTY TRANSACTIONS

The Company had notes payable to a related party in the amounts of $264,125 and $0 as of August 31, 2004 and 2003, respectively. The interest rate on the loan is 6% and due upon working capital availability, but no sooner than June 1, 2006. The related accrued interest is $15,448 and $0 as of August 31, 2004 and 2003, respectively.

As of August 31, 2004 there was a note payable to a related party for the amount of $25,000 with zero interest.


NOTE 7 - LITIGATION SETTLEMENT

As of August 31, 2004, there was a pending litigation in connection with the previous landlord for breaking a facility lease by the Company. The management had estimated and accrued a loss for $143,500.


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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of August 31, 2004.


NOTE 9 - PREFERRED STOCK

As of August 31, 2004, the Company was authorized to issue 40,000,000 shares of no par value preferred stock. As of August 31, 2004, the Company had zero shares of preferred stock issued and outstanding. No dividends shall accrue or be payable on the preferred stocks. As of August 31, 2003, no preferred stock was issued.

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

OVERVIEW

We are a medical device manufacturer and service provider for medical and consumer markets both domestic and (planned for) abroad. We have four products, one of which has had sales in this fiscal quarter (Secure Balance(TM)). The others are oxygen and gas monitoring safety devices that are developing; OxyView, OxyAlert(TM) and GasAlert(TM).

We were not operational in fiscal year 2003 and were known then as Creative Recycling Technologies, Inc. We resumed operations when we merged with, and took the name of, Ingen Technologies, Inc. in March of 2004.

Our sales revenues for the first quarter of fiscal year 2005 (June 1, 2004 through August 31, 2004) were $136,480, compared with no sales in the first quarter of fiscal year 2004. All of these sales were of Secure Balance(TM). We expect sales to grow for our current fiscal year and beyond as we build our Secure Balance(TM) brand recognition in the market and intensify our efforts for market penetration.

We have had significant losses since inception. Our net loss was $20,910 in the first quarter of fiscal year 2005, compared with no loss in the first quarter of fiscal year 2004. We anticipate that we will incur substantial additional operating losses in our fiscal year 2005 as we continue our research and development of our BAFI(TM) product line and continue to seek an increase in Secure Balance(TM) sales. As of August 31, 2004, we had an accumulated deficit of $6,279,045 (up from $5,793,406 in the first quarter of fiscal year 2003).

Our business plan for the remainder of fiscal year 2005 (ending May 31, 2005) is to continue our efforts to increase the market share Secure Balance(TM) and to continue research and development of our BAFI(TM) product line.

We did not sell any of our securities during this fiscal quarter.

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

STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the intrinsic value accounting method specified in Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation issued to employees. Through August 31, 2004, we have elected to use the intrinsic value based method and have disclosed the pro forma effect of using the fair value based method to account for our stock-based compensation. We plan to continue using the intrinsic value based method and providing disclosure for the pro forma effect of using the fair value based method to account for our stock-based compensation through our fiscal quarter ending in November, 2005.

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

RESULTS OF OPERATIONS

We had $136,480 in sales in the first quarter of fiscal year 2005, up from no sales (as mentioned above, we weren't operating) in the same quarter of fiscal year 2004. Our cost of sales was $58,156 in the first quarter of fiscal year 2005. As a result, our gross profit was $78,324.

Our operating loss was $17,020 in the first quarter of the fiscal year. We expect our operating costs to increase in fiscal year 2005, but still have a goal of turning a profit late in fiscal year 2006 or in 2007.

We have not generated profits to date and therefore have not paid any federal income taxes since inception. We paid $800 minimum franchise tax in California in 2004 and 2005. As of May 31, 2004, our federal tax net operating loss carryforward was $1,009,516, which will begin to expire in 2019, if not utilized. Our ability to utilize our net operating loss and tax credit carryforwards may become subject to limitation in the event of a change in ownership.

LIQUIDITY AND CAPITAL RESOURCES

We financed our operations in the first quarter of fiscal year 2005 through $136,480 of sales of Secure Balance(TM).

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

As of August 31, 2004, we had cash on hand of $9976 (compared to no cash in the same quarter of fiscal year 2004).

Our future cash requirements will depend on many factors, including finishing our research and development programs for our BAFI(TM) product line, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization, as well as our ongoing Secure Balance(TM) sales effort. We do not expect to generate a positive cash flow from operations at least until the commercial launch of our BAFI(TM) product line (planned for calendar year 2006) and possibly later given the expected cost of commercializing our products. We intend to seek additional funding through public or private financing transactions. Successful future operations are subject to a number of technical and business risks, including our continued ability to obtain future funding, satisfactory product development and market acceptance for our products. See "Business Risks" below.

PLAN OF OPERATION (FOR BAFI(TM) PRODUCT LINE)

We will continue to finance our BAFI(TM) product line research and development through Secure Balance sales receipts. We will also attempt to sell some of our stock later this fiscal year in private placement transactions to secure more working capital.

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

We believe that Secure Balance(TM) is now among the leaders in the balance and fall prevention industry. We expect to be able to capitalize on this notoriety and increase our Secure Balance(TM) sales in fiscal year 2005 and beyond.

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

NEW EMPLOYEES

We do not anticipate hiring employees over the next twelve months.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We have experienced significant operating losses in each period since our inception. As of August 31, 2004, we have incurred total accumulated losses of $6,279,045. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with operations. We expect to incur operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

WE HAVE RELIED ON CAPITAL CONTRIBUTED BY RELATED PARTIES, AND SUCH CAPITAL MAY NOT BE AVAILABLE IN THE FUTURE.

We have relied on loans and compensation deferrals from our CEO and Chairman, Scott R. Sand, and investment from Jeffrey Gleckman, to sustain us from 1999 into fiscal year 2004. Although we have paid some of these loans from Mr. Sand back, we may be unable to repay the remainder as planned ($264,125) and may have to look again to Mr. Sand for assistance in financing if our securities sales don't go as planned. There is no guarantee that Mr. Sand will have financial resources available to assist in our funding.

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

We currently have no in-house sales, marketing or distribution capability for our BAFI(TM) product line. As a result, we will depend on collaborations with third parties that have established distribution systems and direct sales forces. To the extent that we enter into co-promotion or other licensing arrangements, our revenues will depend upon the efforts of third parties, over which we may have little or no control.

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

OUR STOCK IS THINLY TRADED, WHICH CAN LEAD TO PRICE VOLATILITY AND DIFFICULTY LIQUIDATING YOUR INVESTMENT.

The trading volume of our stock has been low, which can cause the trading price of our stock to change substantially in response to relatively small orders. In addition, from June of 2003 through August 31, 2004, our common stock has traded as low as .002 and as high as .285 per share. Both volume and price could also be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

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

As of August 31, 2004, our executive officers, directors and their affiliates beneficially own or control approximately 20% of the outstanding shares of our common stock. Accordingly, our current executive officers, directors and their affiliates will have some control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

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

ITEM 6. EXHIBITS - note; Ingen Technologies, Inc. has already filed a Form 10-KSB for our fiscal year 2005. The date of the filing was November 7, 2005. This Form 10-QSB is for one of the quarters in our fiscal year 2005. All applicable exhibits for this quarter of fiscal year 2005 are contained within our 10-KSB filed on November 7, 2005, and are incorporated herein by this reference.

Exhibit No.       Document Description
-----------       --------------------

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

-----------
*  Filed herewith.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INGEN TECHNOLOGIES, INC.

January 19, 2006                          /s/ Scott R. Sand
                                          -------------------------------------
                                          Scott R. Sand
                                          Chief Executive Officer and Chairman


January 19, 2006                          /s/ Thomas J. Neavitt
                                          -------------------------------------
                                          Thomas J. Neavitt
                                          Secretary and Chief Financial Officer