Form 10QSB
period 2004-11-30
Ingen Technologies, Inc.
filed 2006-01-27
CIK 861058

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED November 30, 2004

                       Commission File Number ___________

                            INGEN TECHNOLOGIES, INC.
                            ------------------------
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


At November 30, 2004, 81,732,593 shares of the registrant's common stock (no par value) were outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 YES / / NO /X/


                         PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET (UNAUDITED)
------------------------------------------------------------------------------------------------


November 30,                                                             2004           2003
------------------------------------------------------------------------------------------------
                                             ASSETS

Current assets
   Cash                                                               $       716    $        --
                                                                      -----------    -----------
      Total current assets                                                    716             --
                                                                      -----------    -----------

Property and equipment, net of accumulated depreciation
   of $68,030 for 2004 and $0 for 2003                                     29,807             --

Other Assets
   Patents, net of accumulated amortization of  $9,964 for 2004
     and $0 for 2003                                                       16,941
                                                                      -----------    -----------
      Total other assets                                                   16,941             --
                                                                      -----------    -----------

    TOTAL ASSETS                                                      $    47,464    $        --
                                                                      ===========    ===========

                              LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
   Accounts payable                                                   $    20,000    $    35,000
   Accrued Expenses                                                       480,677             --
   Litigation reserve                                                     143,500             --
                                                                      -----------    -----------
    Total current liabilities                                             644,177         35,000
                                                                      -----------    -----------

Long-term Liabilities
   Officer's loan                                                         241,958             --
   Notes payable                                                           25,000             --
                                                                      -----------    -----------
    Total long-term liabilities                                           266,958             --
                                                                      -----------    -----------

Stockholders' Deficit
  Preferred stock, no par value, 40,000,000 and no authorized,
    issued and outstanding no for both years                                   --             --
  Common stock, no par value, authorized 500,000,000 shares; issued
    and outstanding 12,864,593 and 3,221,524                            5,442,153      5,758,406
  Accumulated deficit                                                  (6,305,824)    (5,793,406)
                                                                      -----------    -----------
     Total stockholders deficit                                          (863,671)       (35,000)
                                                                      -----------    -----------

    TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIT                      $    47,464    $        --
                                                                      ===========    ===========





CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------------------------------------

                                                       For three months ended        For six months ended
                                                           November 30,                 November 30,
                                                 -----------------------------------------------------------
                                                     2004            2003           2004           2003
------------------------------------------------------------------------------------------------------------
Revenues                                         $     86,813    $         --   $    223,293    $         --

Cost of Revenues                                       37,091              --         95,247              --
                                                 -----------------------------------------------------------

    Gross Profit                                       49,722              --        128,046              --

Selling, General and Administrative Expenses           72,871              --        168,215              --
                                                 -----------------------------------------------------------

    Operating Income (Loss)                           (23,149)             --        (40,169)             --
                                                 -----------------------------------------------------------

Other Income (Expenses):
  Interest and Other Income
  Interest Expense                                     (3,629)             --         (6,719)             --
                                                 -----------------------------------------------------------
    Total Other Income (Expenses)                      (3,629)             --         (6,719)             --

Net Income  (Loss) before Income Taxes                (26,778)             --        (46,888)             --

Provision for Taxes                                        --              --            800
                                                 -----------------------------------------------------------

Net Income (Loss)                                $    (26,778)   $         --   $    (47,688)   $         --
                                                 ===========================================================

Net Income (Loss) per share, Basic and Diluted            NIL    $         --            NIL    $         --

Weighted Average Number of Shares                  12,864,593       3,221,524     12,864,593       3,221,524






CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------------------


For the six months ended November 30,                                   2004       2003
------------------------------------------------------------------------------------------
Cash Flow from Operating Activities:
  Net loss                                                            $(47,688)   $     --
  Adjustments to reconcile net loss to net cash used in operations:
    Stock Issued for Services
    Depreciation and amortization                                        5,617          --
  Increase (Decrease) in:
   Accounts payable & Accrued expenses                                   7,517          --
                                                                      --------    --------
  Net Cash Used in Operating Activities                                (34,554)         --
                                                                      --------    --------

Cash Flow from Investing Activities:
                                                                      --------    --------
  Net Cash Used In Investing Activities                                     --          --
                                                                      --------    --------

Cash Flow from Financing Activities:
  Net repayments from note payable to related party                    (34,223)         --
  Proceeds from issuance of common stock                                34,940          --
                                                                      --------    --------
  Net Cash Flow Provided by Financing Activities                           717          --
                                                                      --------    --------

    Net Increase (Decrease) Increase in Cash                           (33,837)         --

Cash Balance at Beginning of Period                                     34,553          --
                                                                      --------    --------

Cash Balance at End of Period                                         $    716    $     --
                                                                      ========    ========

Supplemental Disclosures of Cash Flow Information
   Interest paid                                                      $     --    $     --
   Taxes paid                                                         $     --    $     --





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

Presentation of Interim Information: The accompanying consolidated financial statements as of November 30, 2004 and 2003, for the three and six months ended November 30, 2004 and 2003 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2004.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of November 30, 2004 and 2003, for the three and six months ended November 30, 2004 and 2003 have been made. The results of operations for the six months ended November 30, 2004 are not necessarily indicative of the operating results for the full year.

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

The company incurred a loss of $47,688 and $0 for the six months ended November 30, 2004 and 2003, and as of that date, had an accumulated deficit of $6,305,824 and $5,793,406, respectively.

NOTE 3 - ACCRUED EXPENSES

Accrued expenses at November 30, 2004 consist of:

                                                          2004
                                                      -----------
Accrued officer's compensation                        $   460,000
Accrued Interest Expense                                   19,077
Accrued taxes                                               1,600
                                                      -----------
         Total                                        $   480,677
                                                      ===========


NOTE 4 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                         November 30, 2003
                                                  ------------------------------
Numerator:
  Net Loss                                        $    (47,688)     $         --
                                                  ------------      ------------
Denominator:
  Weighted Average Number of Shares                 12,864,593         3,221,524
                                                  ------------      ------------

Net loss per share-Basic and Diluted                       NIL      $      0.00


NOTE 5 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.


NOTE 6 - RELATED PARTY TRANSACTIONS

The Company had notes payable to a related party in the amounts of $241,958 and $0 as of November 30, 2004 and 2003, respectively. The interest rate on the loan is 6% and due upon working capital availability, but no sooner than June 1, 2006. The related accrued interest is $19,077 and $0 as of November 30, 2004 and 2003, respectively.

As of November 30, 2004 there was a note payable to a related party for the amount of $25,000 with zero interest.


NOTE 7 - LITIGATION SETTELMENT

As of November 30, 2004, there was a pending litigation in connection with the previous landlord for breaking a facility lease by the Company. The management had estimated and accrued a loss for $143,500.


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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of November 30, 2004.

NOTE 9 - PREFERRED STOCK

As of November 30, 2004, the Company was authorized to issue 40,000,000 shares of no par value preferred stock. As of November 30, 2004, the Company had zero shares of preferred stock issued and outstanding. No dividends shall accrue or be payable on the preferred stocks. As of November 30, 2003, no preferred stock was issued.

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

Our sales revenues for the second quarter of fiscal year 2005 (September 1, 2004 through November 30, 2004) were $86,813, compared with no sales in the first quarter of fiscal year 2004. We had sales of $223,293 in the first 2 quarters of fiscal year 2005 (June 1, 2004 to November 30, 2004) All of these sales were of Secure Balance(TM). We expect sales to grow for our current fiscal year and beyond as we build our Secure Balance(TM) brand recognition in the market and intensify our efforts for market penetration.

We have had significant losses since inception. Our net loss was $26,778 in the second quarter of fiscal year 2005, compared with no loss in the first quarter of fiscal year 2004. Our net loss for the first two quarters of fiscal year 2005 was $47,688. We anticipate that we will incur substantial additional operating losses in our fiscal year 2005 as we continue our research and development of our BAFI(TM) product line and continue to seek an increase in Secure Balance(TM) sales. As of November 30, 2004, we had an accumulated deficit of $6,305,824 (up from $5,793,406 in the second quarter of fiscal year 2003).

Our business plan for the remainder of fiscal year 2005 (ending May 31, 2005) is to continue our efforts to increase the market share Secure Balance(TM) and to continue research and development of our BAFI(TM) product line.

We sold $34,940 worth of our restricted common stock during this fiscal quarter.

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

STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the intrinsic value accounting method specified in Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation issued to employees. Through November 30, 2004, we have elected to use the intrinsic value based method and have disclosed the pro forma effect of using the fair value based method to account for our stock-based compensation. We plan to continue using the intrinsic value based method and providing disclosure for the pro forma effect of using the fair value based method to account for our stock-based compensation through our fiscal quarter ending in November, 2005.

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

RESULTS OF OPERATIONS

We had $86,813 in sales in the second quarter of fiscal year 2005, up from no sales (as mentioned above, we weren't operating) in the same quarter of fiscal year 2004. We had $223,293 in sales for the first 6 months of fiscal year 2005. Our cost of sales was $37,091 in the second quarter of fiscal year 2005 and $95,247 for the first 6 months of the fiscal year. As a result, our gross profit was $49,722 for the second quarter and $128,046 for the fiscal year to date.

Our operating loss was $26,778 in the second quarter of the fiscal year and $47,688 for the first two quarters of the fiscal year. We expect our operating costs to increase in fiscal year 2005, but still have a goal of turning a profit late in fiscal year 2006 or in 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

We financed our operations in the second quarter of fiscal year 2005 through $86,813 of sales of Secure Balance(TM) and private placement common stock sales totaling $34,940.

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

As of November 30, 2004, we had cash on hand of $716 (compared to no cash in the same quarter of fiscal year 2004).

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

WE HAVE A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We have experienced significant operating losses in each period since our inception. As of November 30, 2004, we have incurred total accumulated losses of $6,305,824. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with operations. We expect to incur operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

WE HAVE RELIED ON CAPITAL CONTRIBUTED BY RELATED PARTIES, AND SUCH CAPITAL MAY NOT BE AVAILABLE IN THE FUTURE.

We have relied on loans and compensation deferrals from our CEO and Chairman, Scott R. Sand, and investment from Jeffrey Gleckman, to sustain us from 1999 into fiscal year 2004. Although we have paid some of these loans from Mr. Sand back, we may be unable to repay the remainder ($241,958) and may have to look again to Mr. Sand for assistance in financing if our securities sales don't go as planned. There is no guarantee that Mr. Sand will have financial resources available to assist in our funding.

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

OUR STOCK IS THINLY TRADED, WHICH CAN LEAD TO PRICE VOLATILITY AND DIFFICULTY LIQUIDATING YOUR INVESTMENT.

The trading volume of our stock has been low, which can cause the trading price of our stock to change substantially in response to relatively small orders. In addition, from June of 2003 through November 30, 2004, our common stock has traded as low as .002 and as high as .285 per share. Both volume and price could also be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

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

As of November 30, 2004, our executive officers, directors and their affiliates beneficially own or control approximately 20% of the outstanding shares of our common stock. Accordingly, our current executive officers, directors and their affiliates will have some control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

We sold $34,940 worth of our unrestricted common shares in a Regulation S of the SEC (foreign private placement sales) private offering in the second quarter of fiscal year 2005. These shares were sold through our agreement with one of our Directors, Khoo Yong Sin, dated October 15, 2004 (exhibit 10.25 to our Form 10-KSB for the fiscal year ending May 31, 2005). There weren't enough shares sold to present a change in control issue.

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

Exhibit No.       Document Description
-----------       --------------------

10.1 Agreement for the provision of legal services between Creative Recycling Technologies, Inc./Ingen Technologies, Inc. and Weed & Co. LLP, dated August 6, 2004.*

10.2 Agreement between Ingen Technologies, Inc. and Khoo Yong Sin dated October 15, 2004, for the purchase and sale of Ingen common shares. This agreement is exhibit 10.25 to our Form 10-KSB for our fiscal year 2005, ending May 31, 2005; and is incorporated herein as an exhibit.

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

                                          INGEN TECHNOLOGIES, INC.

January 27, 2006                          /s/ Scott R. Sand
                                          -------------------------------------
                                          Scott R. Sand
                                          Chief Executive Officer and Chairman


January 27, 2006                          /s/ Thomas J. Neavitt
                                          -------------------------------------
                                          Thomas J. Neavitt
                                          Secretary and Chief Financial Officer