Form 10QSB
period 2005-02-28
Ingen Technologies, Inc.
filed 2006-01-27
CIK 861058

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                FOR THE QUARTERLY PERIOD ENDED February 28, 2005

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


At February 28, 2005, 89,557,593 shares of the registrant's common stock (no par value) were outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 YES / / NO /X/


                         PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET (UNAUDITED)
------------------------------------------------------------------------------------------------


As of                                                                February 28     February 29
                                                                        2005             2004
------------------------------------------------------------------------------------------------
                                           ASSETS
Current assets
   Cash                                                               $       558    $         0
                                                                      -----------    -----------
      Total current assets                                                    558             --
                                                                      -----------    -----------

Property and equipment, net of accumulated depreciation
   of $69,147 for 2005 and $0 for 2004                                     28,691             --

Other Assets
   Patents, net of accumulated amortization of  $9,964 for 2005
     and $0 for 2004                                                       16,941             --
                                                                      -----------    -----------
      Total other assets                                                   16,941             --
                                                                      -----------    -----------

    TOTAL ASSETS                                                      $    46,190    $        --
                                                                      ===========    ===========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
   Accounts payable &                                                 $    20,000    $    35,000
   Accrued Expenses                                                       483,429             --
   Litigation reserve                                                     143,500             --
                                                                      -----------    -----------
    Total current liabilities                                             646,929         35,000
                                                                      -----------    -----------

Long-term Liabilities
   Officer's loan                                                         183,437             --
   Notes payable                                                           25,000             --
                                                                      -----------    -----------
    Total long-term liabilities                                           208,437             --
                                                                      -----------    -----------

Stockholders' Deficit
  Preferred stock, no par value, 40,000,000 and no authorized,
    issued and outstanding no for both years                                   --             --
  Common stock, no par value, authorized 500,000,000 shares; issued
    and outstanding 12,864,593 and 3,221,524                            5,468,638      5,758,406
  Accumulated deficit                                                  (6,277,814)    (5,793,406)
                                                                      -----------    -----------
     Total stockholders deficit                                          (809,176)       (35,000)
                                                                      -----------    -----------

    TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIT                      $    46,190    $        --
                                                                      ===========    ===========







CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------------------------------------

                                                    For three months ended         For nine months ended
                                                  February 28     February 29   February 28     February 29
                                                 -----------------------------------------------------------
                                                    2005             2004          2005            2004
------------------------------------------------------------------------------------------------------------
Revenues                                         $    278,465    $         --   $    501,758    $         --

Cost of Revenues                                       89,503              --        184,750              --
                                                 -----------------------------------------------------------

    Gross Profit                                      188,962              --        317,008              --

Selling, General and Administrative Expenses          158,200              --        326,415              --
                                                 -----------------------------------------------------------

    Operating Income (Loss)                            30,762              --         (9,407)             --
                                                 -----------------------------------------------------------

Other Income (Expenses):
  Interest and Other Income
  Interest Expense                                     (2,752)             --         (9,471)             --
                                                 -----------------------------------------------------------
    Total Other Income (Expenses)                      (2,752)             --         (9,471)             --

Net Income  (Loss) before Income Taxes                 28,010              --        (18,878)             --

Provision for Taxes                                        --              --            800
                                                 -----------------------------------------------------------

Net Income (Loss)                                $     28,010    $         --   $    (19,678)   $         --
                                                 ===========================================================

Net Income (Loss) per share, Basic and Diluted            NIL    $         --            NIL    $         --

Weighted Average Number of Shares                  12,864,593       3,221,524     12,864,593       3,221,524








CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------------------

                                                                  For the nine months ended
                                                                    February 28, February 29,
                                                                       2005        2004
------------------------------------------------------------------------------------------
Cash Flow from Operating Activities:
  Net loss                                                            $(19,678)   $     --
  Adjustments to reconcile net loss to net cash used in operations:
    Stock Issued for Services
    Depreciation and amortization                                        6,733          --
  Increase (Decrease) in:
   Accounts payable & Accrued expenses                                  10,269          --
                                                                      --------    --------
  Net Cash Used in Operating Activities                                 (2,676)         --
                                                                      --------    --------

Cash Flow from Investing Activities:
                                                                      --------    --------
  Net Cash Used In Investing Activities                                     --          --
                                                                      --------    --------

Cash Flow from Financing Activities:
  Net repayments from note payable to related party                    (92,744)         --
  Proceeds from issuance of common stock                                61,425          --
                                                                      --------    --------
  Net Cash Flow Provided by Financing Activities                       (31,319)         --
                                                                      --------    --------

    Net Increase (Decrease) Increase in Cash                           (33,995)         --

Cash Balance at Beginning of Period                                     34,553          --
                                                                      --------    --------

Cash Balance at End of Period                                         $    558    $     --
                                                                      ========    ========

Supplemental Disclosures of Cash Flow Information
   Interest paid                                                      $     --    $     --
   Taxes paid                                                         $     --    $     --


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

Presentation of Interim Information: The accompanying consolidated financial statements as of February 28, 2005 and February 29, 2004, for the three and nine months ended February 28, 2005 and February 29, 2004 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2004.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of February 28, 2005 and February 29, 2004, for the three and nine months ended February 28, 2005 and February 29, 2004 have been made. The results of operations for the nine months ended February 28, 2005 and February 29, 2004 are not necessarily indicative of the operating results for the full year.

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

The company incurred a loss of $19,678 and $0 for the nine months ended February 28, 2005 and February 29, 2004, and as of that date, had an accumulated deficit of $6,277,814 and $5,793,406, respectively.

NOTE 3 - ACCRUED EXPENSES

Accrued expenses at February 28, 2005 consist of:

                                                          2004
                                                      -----------
Accrued officer's compensation                        $   460,000
Accrued Interest Expense                                   21,829
Accrued taxes                                               1,600
                                                      -----------
         Total                                        $   483,429
                                                      ===========

NOTE 4 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                           February 28, 2005   February 29, 2004
                                           -----------------   -----------------
Numerator:
  Net Loss                                 $        (19,678    $             --
                                           -----------------   -----------------
Denominator:
  Weighted Average Number of Shares              12,864,593           3,221,524
                                           -----------------   -----------------

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


NOTE 6 - RELATED PARTY TRANSACTIONS

The Company had notes payable to a related party in the amounts of $183,437 and $0 as of February 28, 2005 and February 29, 2004, respectively. The interest rate on the loan is 6% and due upon working capital availability, but no sooner than June 1, 2006. The related accrued interest is $21,829 and $0 as of February 28, 2005 and February 29, 2004, respectively.

As of February 28, 2005 there was a note payable to a related party for the amount of $25,000 with zero interest.


NOTE 7 - LITIGATION SETTLEMENT

As of February 28, 2005, there was a pending litigation in connection with the previous landlord for breaking a facility lease by the Company. The management had estimated and accrued a loss for $143,500.


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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of February 28, 2005.

NOTE 9 - PREFERRED STOCK

As of February 28, 2005, the Company was authorized to issue 40,000,000 shares of no par value preferred stock. As of February 28, 2005, the Company had zero shares of preferred stock issued and outstanding. No dividends shall accrue or be payable on the preferred stocks. As of February 29, 2004, no preferred stock was issued.


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

During the third quarter of our last fiscal year (ending February 28, 2004), we were known as Creative Recycling Technologies, Inc. We were not operational. We commenced operations in March of 2004 after merging with Ingen Technologies, Inc. (and taking Ingen's corporate name).

Our sales revenues for the third quarter of fiscal year 2005 (December 1, 2004 through February 28, 2005) were $278,465, compared with no sales in the third quarter of fiscal year 2004. All of these sales were of Secure Balance(TM). We had sales revenues of $501,758 in the first three quarters of fiscal year 2005 (all Secure Balance(TM) as well). We expect this upswing to continue for our current fiscal year and beyond as we build our Secure Balance(TM) brand recognition in the market and intensify our efforts for market penetration.

We have had significant losses since inception. However, in the third quarter of fiscal year 2005, we had net income of $28,010 (compared with no net loss or gain in the third quarter of fiscal year 2004). Our net loss for the first three quarters of fiscal year 2005 was $19,678. We anticipate that we will incur substantial additional operating losses for the remainder of this fiscal year and in our fiscal year 2006 as we wrap up our research and development of our BAFI(TM) product line and continue to seek an increase in Secure Balance(TM) sales. As of February 28, 2005, we had an accumulated deficit of $6,277,814 (up from $5,793,406 in the first quarter of fiscal year 2004).

Our business plan for the remainder of fiscal year 2005 (ending May 31, 2005) is to continue our efforts to increase the market share Secure Balance(TM) and to continue research and development of our BAFI(TM) product line.

We sold common shares in private transactions in the third quarter of fiscal year 2005, for a total purchase price of $61,425.

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

RESULTS OF OPERATIONS

We had $278,465 in sales in the third quarter of fiscal year 2005, compared with no sales revenue in the same quarter of fiscal year 2004. Our cost of sales was $89,503 in the third quarter of fiscal year 2005. As a result, our gross profit was $188,962 in the third quarter of fiscal year 2005. Our selling, general and administrative expenses were $158,200.

We had a small amount of net income ($28,010) in the third quarter of fiscal year 2005 and a net loss of $19,678 for the first three quarters of fiscal year 2005. We expect our operating costs to increase during the last quarter of this fiscal year and then remain constant or increase somewhat in fiscal year 2006, but still have a goal of turning a profit late in fiscal year 2006 or in 2007.

We have not generated profits to date and therefore have not paid any federal income taxes since inception. We paid $800 minimum franchise tax in California in year 2004. As of May 31, 2004, our federal tax net operating loss carryforward was $1,099,51;, which will begin to expire in 2019, if not utilized. Our ability to utilize our net operating loss and tax credit carryforwards may become subject to limitation in the event of a change in ownership.

LIQUIDITY AND CAPITAL RESOURCES

We financed our operations in the third quarter of fiscal year 2005 through $278,465 of sales of Secure Balance(TM) and private placement common stock sales totaling $61,425.

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

As of February 28, 2005, we had cash on hand of $558 (compared to none in the same quarter of fiscal year 2004).

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

OTHER FINANCINGS

We sold $61,425 in common stock shares during this fiscal quarter through our agreement with Director Khoo Yong Sin and to Grace Holdings, Inc.

PLAN OF OPERATION (FOR BAFI(TM) PRODUCT LINE)

We will continue our research and development of our BAFI(TM) Product Line, financed by our sales revenues and common stock private placement sales.

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

We believe that Secure Balance(TM) is now among the leaders in the balance and fall prevention industry. We expect to be able to capitalize on this notoriety and increase our Secure Balance(TM) sales in the last quarter of fiscal year 2005 and beyond.

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

OUR SECURE BALANCE(TM) LEASING AND FINANCING PROGRAMS

Our Secure Balance(TM) Leasing and Financing Programs are offered to allow our physician and medical facility clients a variety of affordable leasing and financing options. Our financing option includes a 90 deferral program, giving clients a chance to earn revenues from Secure Balance(TM) before payments are due. Please see our website to see the particulars of these financing options (www.Ingen-Tech.com).

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

WE HAVE A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We have experienced significant operating losses in each period since our inception. As of February 28, 2005, we have incurred total accumulated losses of $6,277,814. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with operations. We expect to incur operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Some of our common shares have been held by our shareholders for periods of one or two years or longer. Some of these shares have had restrictions lifted. The shares sold during this fiscal quarter were unrestricted common shares. We will undoubtedly have unrestricted shares issued in the near future. There is no way to control the sale of these shares on the secondary market (we trade on the Pink Sheets and plan to go to the OTC BB in the future). The resale of these unrestricted shares might adversely affect our stock price.

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

As of February 28, 2005, our executive officers, directors and their affiliates beneficially own or control approximately 20% of the outstanding shares of our common stock. Accordingly, our current executive officers, directors and their affiliates will have some control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

We sold $61,425 worth of our common shares in the third quarter of fiscal year 2005. $16,485 was received for the sale of restricted stock through our contract with Director Khoo Yong Sin (exhibit 10.25 to our Form 10-KSB for the year ended may 31, 2005). All other shares were unrestricted shares and were sold to Grace Holdings, Inc. under Rule 504 of Regulation D of the SEC and the Model Accredited Investor Exemption. It has been represented to us in the underlying contractual documentation that this purchaser is an accredited investor as that term is defined in Regulation D of the Securities and Exchange Commission. The amount of stock sales for this fiscal quarter were not enough to trigger any change of control issues.

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

Exhibit No.       Document Description
-----------       --------------------

10.1 Agreement between Khoo Yong Sin and Ingen Technologies, Inc. dated October 15, 2004 for the purchase and sale of our common stock. This agreement is exhibit 10.25 to our Form 10-KSB for the period ending May 31, 2005 and are incorporated herein as an exhibit by this reference.

10.2 Template for sales of unrestricted stock under the Model Accredited Investor Exemption. This template is exhibit 10.1 of our Form 10-QSB for the quarter ending August 31, 2005 and is incorporated herein as an exhibit by this reference.

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