Form 10QSB
period 2003-08-31
Ingen Technologies, Inc.
filed 2006-03-02
CIK 861058

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED August 31, 2003

                       Commission File Number ___________

                            INGEN TECHNOLOGIES, INC.
                            ------------------------
                   f/k/a CREATIVE RECYCLING TECHNOLOGIES, INC.
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


At August 31, 2003, 16,084,208 shares of the registrant's common stock (no par value) were outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 YES / / NO /X/

CREATIVE RECYCLING TECHNOLOGIES, INC.

                               PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
------------------------------------------------------------------------------------------------


As of August 31,                                                          2003           2002
------------------------------------------------------------------------------------------------

    TOTAL ASSETS                                                      $        --    $        --
                                                                      ===========    ===========

    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable                                                   $    35,000    $    28,202
                                                                      -----------    -----------
    Total current liabilities                                              35,000         28,202
                                                                      -----------    -----------

Long-term Liabilities
  Officer's loan                                                               --            948
                                                                      -----------    -----------
    Total long-term liabilities                                                --            948
                                                                      -----------    -----------

Stockholders' Deficit
  Common stock, no par value, authorized 500,000,000 shares; issued
     and outstanding 3,221,524 for 2003 and 3,221,524 for 2002          5,758,406      5,758,406
  Accumulated deficit                                                  (5,793,406)    (5,787,556)
                                                                      -----------    -----------
    Total stockholders deficit                                            (35,000)       (29,150)
                                                                      -----------    -----------

    TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIT                      $        --    $        --
                                                                      ===========    ===========




See notes to interim unaudited consolidated financial statement



CREATIVE RECYCLING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

For the three months ended August 31,                   2003            2002
--------------------------------------------------------------------------------

Sales                                                 $      --     $        --

Cost of Sales                                                --              --
                                                      ---------     -----------

  Gross Profit                                               --              --

Selling, General and Administrative Expenses                 --             948
                                                      ---------     -----------

  Operating Loss                                             --            (948)
                                                      ---------     -----------

Net Loss                                              $      --     $      (948)
                                                      =========     ===========
Basic and diluted net loss per share                        NIL             NIL
                                                      =========     ===========

Weighted average number of common shares              3,221,524       3,221,524




See notes to interim unaudited consolidated financial statement




CREATIVE RECYCLING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------

For the three months ended August 31,                    2003           2002
-------------------------------------------------------------------------------

Cash Flow from Operating Activities:
  Net Loss                                            $       --     $     (948)
                                                      ----------     ----------
  Net Cash Used in Operating Activities                       --           (948)
                                                      ----------     ----------

Cash Flow from Investing Activities:                          --             --

Cash Flow from Financing Activities:
   Advance from Officers                                      --            948
                                                      ----------     ----------
  Net Cash Provided by Financing Activities                   --            948
                                                      ----------     ----------

    Net Increase in Cash                                      --             --

Cash Balance at Beginning of Period                           --             --
                                                      ----------     ----------

Cash Balance at End of Period                         $       --     $       --
                                                      ==========     ==========



See notes to interim unaudited consolidated financial statement

                                       5

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Creative Recycling Technologies Inc., (the "Company"), is a public Company trading under "CRTZ" trading symbol.

The Company is no longer operating, and will attempt to locate a new business (operating company), and offers itself as a merger vehicle for a company that may desire to go public through a merger rather than through its own public stock offering.

Presentation of Interim Information: The accompanying consolidated financial statements as of August 31, 2003 and 2002, for the three months ended August 31, 2003 and 2002 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2003.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of August 31, 2003 and 2002, for the three months ended August 31, 2003 and 2002 have been made. The results of operations for the three months ended August 31, 2003 are not necessarily indicative of the operating results for the full year.

The company had no activity during the three months ended August 31, 2003.

Use of Estimates: Use of estimates: The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Net Loss Per Share: Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share does not differ from basic net loss per share as the Company did not have dilutive items during the audit period.

Principle of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of Ingen Technologies, Inc. and its subsidiaries after elimination of all intercompany accounts and transaction. Certain prior period balances have been recalculated to conform to the current period presentation.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United Stated of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Until that time, the stockholders have committed to covering the operating costs of the Company.

The Company is not operating, and will attempt to locate a new business (operating company), and offer itself as a merger vehicle for a company that may desire to go public through a merger rather than through its own public stock offering.

The company incurred a loss of none and $948 for the three months ended August 31, 2003 and 2002, respectively, and as of those dates, had an accumulated deficit of $5,793,406 and $5,787,556, respectively.

NOTE 3 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the three months ended:

                                                    August 31,       August 31,
                                                      2003              2002
                                                   -----------      -----------
Numerator:
  Net Loss                                         $        --      $      (948)
                                                   -----------      -----------
Denominator:
  Weighted Average Number of Shares                  3,221,524        3,221,524
                                                   -----------      -----------

Net loss per share-Basic and Diluted                       NIL              NIL


NOTE 4 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company is not operating, it has no reportable segment.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company had notes payable to a related party in the amounts of none and $948 as of August 31, 2003 and 2002, respectively. The amount is non-interest bearing and has no repayment terms.

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

OVERVIEW

Ingen Technologies, Inc., (formerly known as Creative Recycling Technologies Inc., the "company") is a Georgia corporation. Creative Recycling Technologies, Inc. merged with Ingen Technologies, Inc. in March of 2004 and changed its name to Ingen Technologies, Inc. Prior to that, Creative Recycling Technologies, Inc. traded under the symbol "CRTZ." The company discontinued its periodic reporting under the Securities Act of 1934 in 1998. The company began reporting on EDGAR again in November of 2005.

This Form 10-QSB is for a period of time prior to the merger of Ingen Technologies, Inc. and Creative Recycling Technologies, Inc. During the quarter reported on, to the best of current management's knowledge and belief, the company was not actively engaged in a business and may or may not have been actively seeking a merger candidate (depending on the particular period of time). The information contained herein is compiled from a limited amount of source material and may be subject to amendment if we are able to uncover more information (our effort to do so is ongoing as of the date of the certification of this Form 10-QSB by current company management).

As stated, we were not operational in fiscal year 2004 (June 1, 2003 to May 31, 2004). Therefore, we had no sales revenues in the fiscal quarter ending August 31, 2003 and no sales revenues in the fiscal quarter ending August 31, 2002.

We have had significant losses since inception. Our net loss was $948 in the first quarter of fiscal year 2003, compared with no loss in the first quarter of fiscal year 2004 (this quarter). We anticipate that we will not incur substantial additional operating losses until such time, and if, we actively engage in a business enterprise. As of August 31, 2003, we had an accumulated deficit of $5,793,406 (up from $5,787,556 in the first quarter of fiscal year 2002).

We do not have a business plan for the remainder of fiscal year 2004. We may attempt to find a merger candidate (with an active business enterprise).

Records currently available to company management do not indicate that any of our securities were sold during this fiscal quarter.

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

RESULTS OF OPERATIONS

We were not operating in the first quarter of fiscal year 2004 and in the first quarter of fiscal year 2003, and did not have sales revenues, costs of sales or a gross profit or loss. We had no selling, general and administrative expenses recorded for the quarter ending August 31, 2003 and have a record of $948 in such expenses during the quarter ending August 31, 2002.

Our operating and net losses for the first quarter of fiscal year 2003 were $948. We had no such losses in the first quarter of fiscal year 2004. We do not anticipate profits or losses to accumulate until such time as we engage in a business activity or merge with a company so engaged.

We have not generated profits to date and therefore have not paid any federal income taxes since inception.

LIQUIDITY AND CAPITAL RESOURCES

We were not operational during the first quarter of fiscal year 2004, had no sales revenues, securities sales or cash on hand.

Our future cash requirements will depend on whether we engage in a business enterprise or merge with an active entity. Until then, we will have minimal costs of staying in good standing as a corporation in Georgia. We have no current plan in place, nor did we have the financial resources available in this first quarter of fiscal year 2004 to resume periodic reporting on EDGAR or to catch up on filing delinquent reports.

PLAN OF OPERATION

We had no plan in place in the first quarter of fiscal year 2004 to actively engage in a business enterprise and no plan to do so during the rest of this fiscal year.

TRENDS THAT MAY IMPACT OUR LIQUIDITY

Not applicable.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We have experienced significant operating losses in each period since our inception. As of August 31, 2003, we have incurred total accumulated losses of $5,793,406. We expect these losses to continue when we re-engage in an active business enterprise or merge with an active entity; and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with operations. If operational again, we expect to incur operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

WE MAY BE LIABLE FOR DEBTS AND OBLIGATIONS FROM PRIOR OPERATIONS

As stated, we are not currently engaged in a business activity. However, given the length of the statute of limitations for written contracts in many jurisdictions (as well as the discovery of civil fraud), we may be liable in the future for debts or claimed damages arising from our former operations.

WE ARE NOT CURRENT IN SECURITIES ACT OF 1934 PERIODIC REPORTING

We have not filed periodic reporting on the SEC's EDGAR system since 1998. We have not filed a Form 15 that would end our prospective reporting obligation. The filing of a Form 15 does eliminate the need to file past due EDGAR filings. There is a risk the SEC could take steps to prevent our shareholders and the public from trading in our securities because of our failure to file required periodic reporting. There may be other risks associated with a failure to keep up with periodic reporting to the SEC such as shareholder claims against the company. If the company does attempt to catch up our SEC filings, there will be substantial cost involved that may drain needed resources from the company's operations (if any).

THERE ARE RISKS INVOLVED IN MERGING WITH ANOTHER COMPANY

If we choose to merge with another company, we may not be able to do so under terms that are favorable to the company and our shareholders. The operations of the other company may not be adequate or sustainable, resulting in a loss of value of company stock. The company may sustain additional losses and ultimately have to go out of business because of the intervening lack of success of the company's business after a merger. There may be claims against the company or past management filed by management, shareholders and/or creditors of the new company after the merger if there is evidence of past acts or omissions that have not be disclosed in the merger process or otherwise become matters of material concern. Those currently in control of the company on a management level, or on a stockholder voting level, will likely have no control over the affairs of the company after a merger.

IF WE ENGAGE IN AN ACTIVE BUSINESS AGAIN, WE WILL LIKELY NEED ADDITIONAL CAPITAL IN THE FUTURE TO SUPPORT OUR GROWTH, AND RAISING SUCH CAPITAL WILL LIKELY CAUSE SUBSTANTIAL DILUTION TO EXISTING STOCKHOLDERS. IF ADDITIONAL CAPITAL IS NOT AVAILABLE, WE MAY HAVE TO CURTAIL OR CEASE OPERATIONS (AGAIN).

Our current plans do not include starting up active business operations. However, we may do so in the future or we may merge with a company that is engaged in a business. If and when we do, it is likely the business will be in a research and development phase, with or without sales revenues. We may have the following considerations to manage while seeking and then utilizing additional capital:

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

We may be relying on future securities sales to enable us to grow and reach profitability. There is no guarantee we will be able to sell our securities.

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

OUR PRODUCTS MAY NOT BE SUCCESSFULLY DEVELOPED OR COMMERCIALIZED, WHICH WOULD HARM US AND FORCE US TO CURTAIL OR CEASE OPERATIONS.

If we merge with an active company or start into business ourselves, it is likely our product(s) will be relatively new in its or their development. These products, once, and if, marketing commences, may not be successfully developed or commercialized on a timely basis, or at all. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of these products or other potential products, or if our products do not achieve a significant level of market acceptance, we would be forced to curtail or cease operations. Even if we develop our products for commercial use, we may not be able to develop products that:

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

If we become active, we may form research collaborations and licensing arrangements with several partners at the same time to operate our business successfully. To succeed, we will have to maintain our existing relationships and establish additional collaborations. We cannot be sure that we will be able to establish any additional research collaborations or licensing arrangements necessary to develop and commercialize products using our technology or that we can do so on terms favorable to us. If our collaborations are not successful or we are not able to manage multiple collaborations successfully, our programs may suffer.

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

IF WE HAVE AND ARE UNABLE TO PROTECT EFFECTIVELY OUR INTELLECTUAL PROPERTY, THIRD PARTIES MAY USE OUR TECHNOLOGY, WHICH COULD IMPAIR OUR ABILITY TO COMPETE IN OUR MARKETS.

If we become active, our success will likely depend on our ability to obtain and protect patents on our technology and to protect our trade secrets. The patents may not afford meaningful protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or unenforceable. In addition, our patent applications may not result in the issuance of patents in the United States or foreign countries. Competitors might develop products similar to ours that do not infringe on our patents. In order to protect or enforce our patent rights, we may initiate interference proceedings, oppositions, or patent litigation against third parties, such as infringement suits. These lawsuits could be expensive, take significant time and divert management's attention from other business concerns. In addition, there is a substantial backlog of applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

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

OUR SUCCESS WILL DEPEND PARTLY ON OUR ABILITY TO OPERATE WITHOUT INFRINGING ON OR MISAPPROPRIATING THE PROPRIETARY RIGHTS OF OTHERS.

If we become operational, we may be sued for infringing on the patent rights or misappropriating the proprietary rights of others. Intellectual property litigation is costly, and, even if we prevail, the cost of such litigation could adversely affect our business, financial condition and results of operations. In addition, litigation is time consuming and could divert management attention and resources away from our business. If we do not prevail in any litigation, we could be required to stop the infringing activity and/or pay substantial damages. Under some circumstances in the United States, these damages could be triple the actual damages the patent holder incurs. If we have supplied infringing products to third parties for marketing or licensed third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for any damages they may be required to pay to the patent holder and for any losses the third parties may sustain themselves as the result of lost sales or damages paid to the patent holder.

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

IF WE LOSE OUR KEY MANAGEMENT PERSONNEL, OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION EFFORTS WOULD SUFFER.

If we become operational, our performance will likely be substantially dependent on the performance of our senior management, Board of Directors and key technical personnel and advisers. The loss of the services of any member of our senior management, Board of Directors, technical staff or advisory personnel (if any) may significantly delay or prevent the achievement of product development and other business objectives and could have a material adverse effect on our business, operating results and financial condition.

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

IF THE OWNERSHIP OF OUR COMMON STOCK IS SOMEWHAT CONCENTRATED, IT MAY PREVENT YOU AND OTHER STOCKHOLDERS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS AND MAY RESULT IN CONFLICTS OF INTEREST THAT COULD CAUSE OUR STOCK PRICE TO DECLINE.

It is likely our executive officers, directors and their affiliates own a substantial, if not controlling, interest in our common stock. Accordingly, our executive officers, directors and their affiliates will have some control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

WE MAY ISSUE PREFERRED STOCK IN THE FUTURE, AND THE TERMS OF THE PREFERRED STOCK MAY REDUCE THE VALUE OF YOUR COMMON STOCK.

Our Board of Directors will be able to determine the terms of preferred stock attributes and issuances without further action by our stockholders. If we issue preferred stock, it could affect your rights or reduce the value of your common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions.

WE HAVE NOT, AND CURRENTLY DO NOT ANTICIPATE, PAYING DIVIDENDS ON OUR COMMON STOCK.

We have never paid any dividends on our common stock and do not plan to pay dividends on our common stock for the foreseeable future. If operational in the future, we intend to retain future earnings, if any, to finance operations, capital expenditures and the expansion of our business.

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

                          PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We may from time to time become a party to legal proceedings arising in the ordinary course of our existence or business (if and when we have one again). We are not currently a party to any material pending litigation or other material legal proceeding.


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

                                          INGEN TECHNOLOGIES, INC.

March 2, 2006                             /s/ Scott R. Sand
                                          -------------------------------------
                                          Scott R. Sand
                                          Chief Executive Officer and Chairman


March 2, 2006                             /s/ Thomas J. Neavitt
                                          -------------------------------------
                                          Thomas J. Neavitt
                                          Secretary and Chief Financial Officer