Form 10QSB
period 2003-11-30
Ingen Technologies, Inc.
filed 2006-03-02
CIK 861058

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED November 30, 2003

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


At November 30, 2003, 16,084,208 shares of the registrant's common stock (no par value) were outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 YES / / NO /X/

CREATIVE RECYCLING TECHNOLOGIES, INC.


                                 PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
------------------------------------------------------------------------------------------------


As of November 30,                                                       2003            2002
                                                                      -----------    -----------

    TOTAL ASSETS                                                      $        --    $        --
                                                                      ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Accounts payable                                                   $    35,000    $    28,202
                                                                      -----------    -----------
    Total current liabilities                                              35,000         28,202
                                                                      -----------    -----------

Long-term Liabilities
  Officer's loan                                                               --          3,791
                                                                      -----------    -----------
    Total long-term liabilities                                                --          3,791
                                                                      -----------    -----------

Stockholders' Deficit
  Common stock, no par value, authorized 500,000,000 shares; issued
     and outstanding 3,221,524 for 2003 and 3,221,524 for 2002          5,758,406      5,758,406
  Accumulated deficit                                                  (5,793,406)    (5,790,399)
                                                                      -----------    -----------
    Total stockholders deficit                                            (35,000)       (31,993)
                                                                      -----------    -----------

    TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIT                      $        --    $        --
                                                                      ===========    ===========



See notes to interim unaudited consolidated financial statements


CREATIVE RECYCLING TECHNOLOGIES, INC.


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------------------------------



                                                  For three months ended        For six months ended
                                                      November 30,                 November 30,

                                                   2003          2002           2003          2002
-----------------------------------------------------------------------------------------------------

Revenues                                       $        --                  $        --

Cost of Revenues                                        --                           --
                                               -----------   -----------    -----------   -----------
    Gross Profit                                        --            --             --            --

Selling, General and Administrative Expenses            --         2,843             --         3,791

    Operating  Loss                                     --        (2,843)            --        (3,791)


Net Loss                                       $        --   $    (2,843)   $        --   $    (3,791)
                                               ===========   ===========    ===========   ===========

Basic and diluted net loss per share                   NIL           NIL            NIL           NIL

Weighted Average Number of Shares                3,221,524     3,221,524      3,221,524     3,221,524



See notes to interim unaudited consolidated financial statements




CREATIVE RECYCLING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------


For the six months ended November 30,                    2003           2002
-------------------------------------------------------------------------------

Cash Flow from Operating Activities:
  Net Loss                                            $       --     $   (3,791)
                                                      ----------     ----------
  Net Cash Used in Operating Activities                       --         (3,791)
                                                      ----------     ----------

Cash Flow from Investing Activities:                          --             --

Cash Flow from Financing Activities:
   Advance from officers                                      --          3,791
                                                      ----------     ----------
                                                      ----------     ----------
  Net Cash Provided by Financing Activities                   --          3,791
                                                      ----------     ----------

    Net Increase in Cash                                      --             --

Cash Balance at Beginning of Period                           --             --
                                                      ----------     ----------

Cash Balance at End of Period                         $       --     $       --
                                                      ==========     ==========


See notes to interim unaudited consolidated financial statements


                                       5

CREATIVE RECYCLING TECHNOLOGIES, INC.



NOTE 1 - NATURE OF BUSINESS

Creative Recycling Technologies Inc., the "Company", is a Public Company trading under "CRT" trading symbol.

The Company is no longer operating, and will attempt to locate a new business (operating company), and offer itself as a merger vehicle for a company that may desire to go public through a merger rather than through its own public stock offering.

Presentation of Interim Information: The accompanying consolidated financial statements as of November 30, 2003 and 2002, for the three and six months ended November 30, 2003 and 2002 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2003.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of November 30, 2003 and 2002, for the three and six months ended November 30, 2003 and 2002 have been made. The results of operations for the three and six months ended November 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

The company had no activity during the six months ended November 30, 2003.

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

The company incurred a loss of none and $3,791 for the six months ended November 30, 2003 and 2002, and as of that date, had an accumulated deficit of $5,793,406 and $5,790,399, respectively.

NOTE 3 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the six months ended:

                                          Three months ended           Nine months ended
                                            September 30,                 September 30,
                                         2004          2003           2004          2003
                                      ------------------------------------------------------
Numerator:
  Net Loss                            $        --   $    (2,843)   $        --   $    (3,791)
                                      -----------   -----------    -----------   -----------
Denominator:
  Weighted Average Number of Shares     3,221,524     3,221,524      3,221,524     3,221,524


NOTE 4 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company is not operating, it has no reportable segment.


NOTE 5 - RELATED PARTY TRANSACTIONS

The Company had notes payable to a related party in the amounts of none and $3,791 as of November 30, 2003 and 2002, respectively. The amount is non-interest bearing and has no repayment terms.


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

As stated, we were not operational in fiscal year 2004 (June 1, 2003 to May 31, 2004). Therefore, we had no sales revenues in the fiscal quarter ending November 30, 2003 and no sales revenues in the fiscal quarter ending November 30, 2002.

We have had significant losses since inception. Our net loss was $2843 in the first quarter of fiscal year 2003, compared with no loss in the first quarter of fiscal year 2004 (this quarter).

We had a net loss of $3791 for the first two quarters ending November 30, 2002 and no net loss for the first two quarters ending November 30, 2003.

We anticipate that we will not incur substantial additional operating losses until such time, and if, we actively engage in a business enterprise. As of November 30, 2003, we had an accumulated deficit of $5,793,406 (up from $5,790,399 in the first quarter of fiscal year 2003).

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

RESULTS OF OPERATIONS

We were not operating in the first quarter of fiscal year 2004 and in the first quarter of fiscal year 2003, and did not have sales revenues, costs of sales or a gross profit or loss. We had no selling, general and administrative expenses recorded for the quarter ending November 30, 2003 and have a record of $2843 in such expenses during the quarter ending November 30, 2002.

Our selling, general and administrative expenses for the two quarters ending November 30, 2002 were $3791.

Our operating and net losses for the first quarter of fiscal year 2003 were $2843; $3791 for the two quarters ending November 30, 2002. We had no such losses in the first quarter or first two quarters of fiscal year 2004. We do not anticipate profits or losses to accumulate until such time as we engage in a business activity or merge with a company so engaged.

We have not generated profits to date and therefore have not paid any federal income taxes since inception.

LIQUIDITY AND CAPITAL RESOURCES

We were not operational during the first quarter of fiscal year 2003, had no sales revenues, securities sales or cash on hand.

Our future cash requirements will depend on whether we engage in a business enterprise or merge with an active entity. Until then, we will have minimal costs of staying in good standing as a corporation in Georgia. We have no current plan in place, nor did we have the financial resources available in this first quarter of fiscal year 2003 to resume periodic reporting on EDGAR or to catch up on filing delinquent reports.

PLAN OF OPERATION

We had no plan in place in the first quarter of fiscal year 2003 to actively engage in a business enterprise and no plan to do so during the rest of this fiscal year.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We have experienced significant operating losses in each period since our inception. As of November 30, 2003, we have incurred total accumulated losses of $5,793,406. We expect these losses to continue when we re-engage in an active business enterprise or merge with an active entity; and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with operations. If operational again, we expect to incur operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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