Form 10QSB
period 2004-02-29
Ingen Technologies, Inc.
filed 2006-03-02
CIK 861058

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2004

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

At February 29, 2004, there were 12,864,593 shares of the registrant's common stock (no par value) were outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 YES / / NO /X/

CREATIVE RECYCLING TECHNOLOGIES, INC.


                                 PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
------------------------------------------------------------------------------------------------


As of                                                                 February 29,   February 28,
                                                                         2004           2003
------------------------------------------------------------------------------------------------
                                              ASSETS

    TOTAL ASSETS                                                      $        --    $        --
                                                                      ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Accounts payable                                                   $    35,000    $    28,202
                                                                      -----------    -----------
    Total current liabilities                                              35,000         28,202
                                                                      -----------    -----------

Long-term Liabilities
  Officer's loan                                                               --          4,800
                                                                      -----------    -----------
    Total long-term liabilities                                                --          4,800
                                                                      -----------    -----------

Stockholders' Deficit
  Common stock, no par value, authorized 500,000,000 shares; issued
     and outstanding 3,221,524 for 2004 and 3,221,524 for 2003          5,758,406      5,758,406
  Accumulated deficit                                                  (5,793,406)    (5,791,408)
                                                                      -----------    -----------
    Total stockholders deficit                                            (35,000)       (33,002)
                                                                      -----------    -----------

    TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIT                      $        --    $        --
                                                                      ===========    ===========



See notes to interim unaudited consolidated financial statements




CREATIVE RECYCLING TECHNOLOGIES, INC.


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------------------------------

                                                 For three months ended       For nine months ended
                                               February 29   February 28    February 29   February 28
                                               -------------------------    -------------------------
                                                   2004         2003           2004          2003
                                               -----------   -----------    -----------   -----------
-----------------------------------------------------------------------------------------------------

Revenues                                       $        --   $        --    $        --   $        --

Cost of Revenues                                        --            --             --            --
                                               ------------------------------------------------------

    Gross Profit                                        --            --             --            --

Selling, General and Administrative Expenses            --         1,009             --         4,800
                                               ------------------------------------------------------

    Operating Loss                                      --        (1,009)            --        (4,800)
                                               ------------------------------------------------------


Net Loss                                       $        --   $    (1,009)   $        --   $    (4,800)
                                               ======================================================

Basic and diluted net Loss per share,                  NIL           NIL            NIL           NIL

Weighted Average Number of Shares                3,221,524     3,221,524      3,221,524     3,221,524




See notes to interim unaudited consolidated financial statements




CREATIVE RECYCLING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------

                                                      For the nine months ended
                                                     February 29,   February 28,
                                                         2004          2003
-------------------------------------------------------------------------------

Cash Flow from Operating Activities:
  Net Loss                                            $       --     $   (4,800)
                                                      ----------     ----------
  Net Cash Used in Operating Activities               $       --     $   (4,800)
                                                      ----------     ----------


Cash Flow from Investing Activities:                          --             --

Cash Flow from Financing Activities:
  Advances fro Officers                                       --          4,800
                                                      ----------     ----------
  Net Cash Provided by Financing Activities                   --          4,800
                                                      ----------     ----------

    Net Increase in Cash                                      --             --

Cash Balance at Beginning of Period                           --             --
                                                      ----------     ----------

Cash Balance at End of Period                         $       --     $       --
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

Presentation of Interim Information: The accompanying consolidated financial statements as of February 29, 2004 and February 28, 2003, for the three and nine months ended February 29, 2004 and February 28, 2003 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2004.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of February 29, 2004 and February 28, 2003, for the three and nine months ended February 29, 2004 and February 28, 2003 have been made. The results of operations for the three and nine months ended February 29, 2004 and February 28, 2003 are not necessarily indicative of the operating results for the full year.

The company had no activity during the nine months ended February 29, 2004.

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

The company incurred a loss of none and $4,800 for the nine months ended February 29, 2004 and February 28, 2003, and as of that date, had an accumulated deficit of $5,793,406 and $5,791,408, respectively.

NOTE 3 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the nine months ended:


                                          Three months ended          Nine months ended
                                      February 29   February 28    February 29   February 28
                                         2004          2003           2004          2003
                                      ------------------------------------------------------
Numerator:
  Net Loss                            $        --   $    (1,009)   $        --   $    (4,800)
                                      -----------   -----------    -----------   -----------
Denominator:
  Weighted Average Number of Shares     3,221,524     3,221,524      3,221,524     3,221,524
                                      -----------   -----------    -----------   -----------

Net Loss per Share-Basic and Diluted          NIL           NIL            NIL           NIL
                                      ===========   ===========    ===========   ===========


NOTE 4 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company is not operating, it has no reportable segment.


NOTE 5 - RELATED PARTY TRANSACTIONS

The Company had notes payable to a related party in the amounts of none and $4,800 as of February 29, 2004 and February 28, 2003, respectively. The amount is non-interest bearing and has no repayment terms.

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

This Form 10-QSB is for a period of time prior to the merger of Ingen Technologies, Inc. and Creative Recycling Technologies, Inc. During the quarter reported on, to the best of current management's knowledge and belief, the company was not actively engaged in a business and may or may not have been actively seeking a merger candidate (depending on the particular period of time). The information contained herein is compiled from a limited amount of source material and may be subject to amendment if we are able to uncover more information (our effort to do so is ongoing as of the date of the certification of this Form 10-QSB by current company management). Management believes that CRTZ was actively seeking a merger candidate during this fiscal quarter.

As stated, we were not operational in fiscal year 2004 (from June 1, 2003 to May 31, 2004) prior to our merger in March of 2004. Therefore, we had no sales revenues in the fiscal quarter ending February 29, 2004 and no sales revenues in the fiscal quarter ending February 28, 2003.

We have had significant losses since inception. Our net loss was $1009 in the third quarter of fiscal year 2003, compared with no loss in the first quarter of fiscal year 2004 (this quarter).

We had a net loss of $4800 for the 3 quarters ending February 28, 2003 and no net loss for the 3 quarters ending February 29, 2004.

We anticipate that we will not incur substantial additional operating losses until such time, and if, we actively engage in a business enterprise. As of February 29, 2004, we had an accumulated deficit of $5,793,406 (up from $5,791,408 in the third quarter of fiscal year 2003).

We do not have a business plan for the remainder of fiscal year 2004 other than attempting to find a merger candidate (with an active business enterprise).

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

RESULTS OF OPERATIONS

We were not operating in the third quarter of fiscal year 2004 and in the third quarter of fiscal year 2003, and did not have sales revenues, costs of sales or a gross profit or loss. We had no selling, general and administrative expenses recorded for the quarter ending February 29, 2004 and have a record of $1009 in such expenses during the quarter ending February 28, 2003.

Our selling, general and administrative expenses for the 3 quarters ending February 28, 2003 were $4800.

Our operating and net losses for the third quarter of fiscal year 2003 were $1009; $4800 for the 3 quarters ending February 28, 2003. We had no such losses in the first quarter or first 3 quarters of fiscal year 2004. We do not anticipate profits or losses to accumulate until such time as we engage in a business activity or merge with a company so engaged.

We have not generated profits to date and therefore have not paid any federal income taxes since inception.

LIQUIDITY AND CAPITAL RESOURCES

We were not operational during the third quarter of fiscal year 2004 (ending February 29, 2004), had no sales revenues, securities sales or cash on hand.

Our future cash requirements will depend on whether we engage in a business enterprise or merge with an active entity. Until then, we will have minimal costs of staying in good standing as a corporation in Georgia. We have no current plan in place, nor did we have the financial resources available in this third quarter of fiscal year 2004 to resume periodic reporting on EDGAR or to catch up on filing delinquent reports.

PLAN OF OPERATION

We had no plan in place in the third quarter of fiscal year 2004 to actively engage in a business enterprise and no plan to do so during the rest of this fiscal year.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We have experienced significant operating losses in each period since our inception. As of February 29, 2004, we have incurred total accumulated losses of $5,793,406. We expect these losses to continue when we re-engage in an active business enterprise or merge with an active entity; and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with operations. If operational again, we expect to incur operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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