Form 10KSB/A
period 2005-05-31
Ingen Technologies, Inc.
filed 2006-03-24
CIK 861058

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

DOCUMENTS INCORPORATED BY REFERENCE
None

This Form 10-KSB/A is being filed to amend Ingen Technologies, Inc.'s Annual Report on Form 10-KSB for our fiscal year ended May 31, 2005 (filed on November 7, 2005). The purpose of this amendment is to include Exhibit 2.1, Plan and Agreement of Merger, which was inadvertently excluded as an exhibit on the Form 10-KSB for our fiscal year ended May 31, 2005.

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



                         ANNUAL REPORT ON FORM 10-KSB/A
                         Fiscal Year ended May 31, 2005

                               TABLE OF CONTENTS

PART III


ITEM 13.    Exhibits                                                           2

--------------------------------------------------------------------------------

PART III

ITEM 13. Exhibits (all exhibits have been signed by the parties. Original signatures are contained in our corporate offices)

2.1 Agreement of Merger, dated March 15, 2004, between Ingen Technologies, Inc. and Creative Recycling Technologies, Inc.


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

                                      Date: March 24, 2006