Form 10QSB
period 2006-02-28
Ingen Technologies, Inc.
filed 2006-04-07
CIK 861058

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                 FOR THE QUARTERLY PERIOD February 28, 2006

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


At February 28, 2006, 13,867,805 shares of the registrant's common stock (no par value) were outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 YES / / NO /X/



                         PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTERIM REVIEWED FINANCIAL STATEMENTS FOR QUARTER ENDING FEBRUARY 28, 2006

These interim financial statements have been reviewed but not audited by our auditors, Spector & Wong.

CONSOLIDATED BALANCE SHEET (UNAUDITED)
-------------------------------------------------------------------------------------------------------------

FEBRUARY 28,                                                                         2006            2005
-------------------------------------------------------------------------------------------------------------
                                     ASSETS
Current Assets
   Cash                                                                          $     66,173    $        558
   Accounts receivable
                                                                                 ------------    ------------
      Total current assets                                                             66,173             558
                                                                                 ------------    ------------

Property and Equipment, net of accumulated depreciation
   of $93,909 for 2006 and $69,14 for 2005                                             36,138          28,691

Other Assets
   Patent, net of accumulated amortization of  zero for 2006
     and $9,964 for 2005                                                                    -          16,941
                                                                                 ------------    ------------
      Total other assets                                                                    -          16,941
                                                                                 ------------    ------------

    TOTAL ASSETS                                                                 $    102,311    $     46,190
                                                                                 ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Accounts payable                                                              $      8,800    $     20,000
   Accrued Expenses                                                                   400,555         483,429
   Litigation reserve                                                                       -         143,500
                                                                                 ------------    ------------
    Total current liabilities                                                         409,355         646,929
                                                                                 ------------    ------------

Long-term Liabilities
   Officer's loan                                                                      92,802         183,437
   Notes Payable                                                                            -          25,000
                                                                                 ------------    ------------
    Total long-term liabilities                                                        92,802         208,437
                                                                                 ------------    ------------

Stockholders' Deficit
  Preferred stock Series A, no par value, 40,000,000 authorized; issued and
    outstanding 13,451,517 for 2006 and zero for 2005                                 383,580               -
  Common stock, no par value, authorized 100,000,000 shares; issued
     and outstanding 13,867,805 for 2006 and 12,864,593 for 2005                    6,636,124       5,468,638
  Accumulated deficit                                                              (7,419,550)     (6,277,814)
                                                                                 ------------    ------------
    Total stockholders deficit                                                       (399,846)       (809,176)
                                                                                 ------------    ------------

    TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIT                                 $    102,311    $     46,190
                                                                                 ============    ============


See notes to interim unaudited consolidated financial statements



INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------

                                                    FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                           FEBRUARY 28,                      FEBRUARY 28,
                                                  ------------------------------    -------------------------------
                                                       2006             2005             2006             2005
-------------------------------------------------------------------------------------------------------------------

Revenue                                           $      79,184    $     278,465    $     846,268    $     501,758

Cost of Sales                                            33,992           89,503          228,050          184,750
                                                  -------------    -------------    -------------    -------------

  GROSS PROFIT                                           45,192          188,962          618,218          317,008

Selling, General and Administrative Expenses            436,444          158,200        1,468,751          326,415
                                                  -------------    -------------    -------------    -------------

  OPERATING INCOME (LOSS)                              (391,252)          30,762         (850,533)          (9,407)
                                                  -------------    -------------    -------------    -------------

Other (Expenses):
  Interest Expenses                                        (642)          (2,752)          (2,826)          (9,471)
                                                  -------------    -------------    -------------    -------------

   NET INCOME (LOSS) BEFORE TAXES                      (391,894)          28,010         (853,359)         (18,878)

Provision for Income Taxes                                    -                -              800              800
                                                  -------------    -------------    -------------    -------------

NET INCOME (LOSS)                                 $    (391,894)   $      28,010    $    (854,159)   $     (19,678)
                                                  =============    =============    =============    =============

Basic and diluted net loss per share                    NIL              NIL              NIL              NIL
                                                  =============    =============    =============    =============

Weighted average number of common shares             13,312,249       12,864,593      267,597,919       12,864,593


See notes to interim unaudited consolidated financial statements



INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------------------------


FOR THE NINE MONTHS ENDED FEBRUARY 28,                                       2006          2005
--------------------------------------------------------------------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES:
  Net Loss                                                             $  (854,159)   $   (19,678)
  Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
    Stock Issued for Services
    Accounts receivable
    Depreciation and Amortization                                          (34,385)         6,733
    Patents, Net
  Increase (Decrease) in:
   Accounts Payable                                                          8,800              -
   Accrued Expenses                                                         14,025         10,269
   Litigation reserve                                                     (143,500)             -
                                                                       -----------    -----------
  NET CASH USED IN OPERATING ACTIVITIES                                 (1,009,219)        (2,676)
                                                                       -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
   Additions to fixed assets                                                23,174              -
                                                                       -----------    -----------
  NET CASH USED IN INVESTING ACTIVITIES                                     23,174              -
                                                                       -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net Repayments to Note Payable to Related Party                          (10,000)       (92,744)
  Repayments to Notes Payable                                              (25,000)             -
  Net Proceeds from Issuance of Preferred Stock                             40,000              -
  Net Proceeds from Issuance of Common Stock                             1,029,500         61,425
                                                                       -----------    -----------
  NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES                         1,034,500        (31,319)
                                                                       -----------    -----------

    NET INCREASE (DECREASE) INCREASE IN CASH                                48,455        (33,995)

Cash Balance at Beginning of Period                                         17,727         34,553
                                                                       -----------    -----------

CASH BALANCE AT END OF PERIOD                                          $    66,182    $       558
                                                                       ===========    ===========

Supplemental Disclosures of Cash Flow Information
   Interest paid                                                       $         -    $         -
   Taxes paid                                                          $         -    $         -

Non-cash Activity:
   Conversion of 1 Million Preferred Stocks Class A to Common Stocks   $    55,421


See notes to interim unaudited consolidated financial statements

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENT
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS

Ingen Technologies, Inc., (formerly known as Creative Recycling Technologies Inc., the "Company" or "Ingen Technologies"), is a Public Company trading under
OTC: IGTN.PK. Ingen Technologies, Inc. is a public company trading under NASDAQ OTC:IGTG, which has been in business since 1999. IGTG is a medical device manufacturer and a growth-oriented company that owns US patent(s), trademarks, and proprietary medical products. Ingen Technologies, Inc. ("Ingen" or the "Company"), a Georgia Corporation, was formed as a result of a reverse merger in March 2004 whereby Ingen became a publicly-owned company and commenced trading in the Over-The-Counter market on the Pink Sheets. Ingen (GA) is a holding company which owns or has intellectual property rights to certain proprietary devices which primarily provide diagnostic and safety features to health practitioners and patients. Operations are conducted through a 100%-owned subsidiary, Ingen Technologies, Inc. of Nevada, which has been in business since 1999 when Chairman/CEO Scott R. Sand founded it. The principal executive office is in Yucaipa, CA, northeast of Los Angeles.

The Company's flagship product is OxyAlert(TM), a second-generation design of the Company's BAFI(TM) product line. Both of these products have been issued two US Patents: Patent No. 6,137,417 issued on October 24, 2000 and Patent No. 6,326,896 issued on December 4, 2001. Both of these products are low-oxygen safety warning devices used on remote oxygen cylinders for patients, commercial aircraft, military transport, and fire and safety equipment. OxyAlert(TM) technology encompasses the use of digital sensing and RF frequency transfer so that care givers can access a hand-held remote to monitor the actual oxygen level of any oxygen cylinder at a reasonable distance.

The newest product, OxyView, has a patent pending, and is a pneumatic gauge that provides visual safety warning of oxygen flow for patients in the hospital, surgical room, outpatient therapy, nursing homes and emergency response facilities. This product enhances the safety, assurance and accuracy of patients being administered oxygen from any source. OxyView is a lightweight pneumatic gauge that is attached to the oxygen tubing just below the neck. It informs the nursing staff of the oxygen flow rate near the patient. It could quickly inform the physician or technician of any leak or inaccuracy between the delivery source and the patient.

The Secure Balance(TM) product is a private-label product that includes a vestibular function testing system and balance therapy system. The vestibular function testing system is manufactured by Interacoustics LTD. in Denmark and is referred to as the VNG. The balance therapy system is manufactured by SportKAT(R), Inc. in San Diego, California. The Secure Balance(TM) program provides equipment, education and training about balance and fall prevention to physicians and clinicians worldwide.

The Pure Produce product is a continuing research & development program currently under design. This program uses hydroponics technology to grow various plants without the use of soil, fertilizer and water consumption. The Company anticipates entering the nutriceutical and pharmaceutical markets over the next two years.

Presentation of Interim Information: The accompanying consolidated financial statements as of February 28, 2006 and 2005, for the three and nine months ended February 28, 2006 and 2005 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2005.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of February 28, 2006 and 2005, for the three and nine months ended February 28, 2006 and 2005 have been made. The results of operations for the three and nine months ended February 28, 2006 are not necessarily indicative of the operating results for the full year.

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENT
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS (continued)

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

Management of the Company is actively increasing marketing efforts to increase revenues. The ability of the Company to continue as a going concern is dependent on its ability to meet its financing arrangement and the success of its future operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The company incurred a loss of $854,159 and $19,678 for the nine months ended February 28, 2006 and 2005, and as of that date, had an accumulated deficit of $7,419,550 and $6,277,814, respectively.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment as of February 28, 2006 is summarized as follow:

                                                   2006          2005
                                                ----------    ----------
     Automobile                                 $    9,500    $    2,000
     Furniture & Fixture                            27,222        26,659
     Machinary & Equipment                          61,277        60,305
     Leasehold Improvements                         32,047         8,873
                                                ----------    ----------
                                                   130,046        97,837
     Less accumulated depreciation                 (93,908)      (69,146)
                                                ----------    ----------

       Property and Equipment, net              $   36,138    $   28,691
                                                ==========    ==========

NOTE 4 - ACCRUED EXPENSES

Accrued expenses at February 28, 2006 and 2005 consist of:

                                                    2006           2005
                                                ------------   ------------
     Accrued officer's compensation             $    362,000   $    460,000
     Accrued Professional Fees                         6,000              -
     Accrued Interest Expense                         31,755         21,829
     Accrued taxes                                       800          1,600
                                                ------------   ------------
              Total                             $    400,555   $    483,429
                                                ============   ============

Accrued officer's compensation is accounted for on an annual basis on the company's fiscal year. This figure will be adjusted in the company's audited financial statements for the fiscal year ending May 31, 2006.

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENT
--------------------------------------------------------------------------------

NOTE 5 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                         February 28, 2006  February 28, 2005
                                         -----------------  -----------------

Numerator:
  Net Loss                                 $    (854,159)     $     (19,678)
                                           -------------      -------------
Denominator:
  Weighted Average Number of Shares          267,597,919         12,864,593
                                           -------------      -------------

Net loss per share-Basic and Diluted             NIL                NIL

NOTE 6 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.


NOTE 7 - RELATED PARTY TRANSACTIONS

The Company had a note payable to a related party in the amounts of $92,802 and $183,437 as of February 28, 2006 and 2005, respectively. The note includes proceeds for the amount of $50,000 from the sale of the Company's chief executive officer's 1 million shares of common stock on January 17, 2006, which was loaned to the Company. The interest rate on the note is 6% and due upon working capital availability, but no sooner than June 1, 2006. The related accrued interest is $31,755 and $21,829 as of February 28, 2006 and 2005, respectively.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of February 28, 2006.

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENT
--------------------------------------------------------------------------------

NOTE 9 - PREFERRED STOCK

On December 7, 2005, the Company had a reverse split of 3 to 1 for all issued and outstanding preferred shares and converted all classes of preferred shares into Series A preferred stock. The Company is authorized to issue 40,000,000 shares of no par value Series A preferred stock. As of February 28, 2006 and 2005, the Company had 13,451,517 and zero shares of Series A preferred stock issued and outstanding, respectively. No dividends shall accrue or be payable on the Series A preferred stocks. The Company has the right to redeem each share of Series A preferred stock for $1; however, there is no obligation for this redemption. Each share of Series A preferred stock is entitled to vote on all matters with holders of the common stock; however, each Series A preferred stock is entitled to 1 vote. Each share of Series A preferred stock is convertible, at the option of the holder and subject to a 65 day written notice to the Company, at any time after the date of the issuance into 1 shares of fully paid and non-assessable share of common stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series A preferred stock shall be entitle to be paid $1 per share before any payments or distribution of assets of the Company to the holders of the common stock or any other equity securities of the Company.

On January 17, 2006, an officer converted 1 million shares of his Series A preferred stock to 1 million shares of common stock.


NOTE 10 - COMMON STOCK

On October 31, 2005, the Board approved on reverse split to reduce the authorized common shares to 100 million and also approved the reverse split of 40 to 1 outstanding and issued common shares; the effective date was December 7, 2006.

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

OVERVIEW

We are a medical device manufacturer and service provider for medical and consumer markets both domestic and (planned for) abroad. We have four products, one of which has had sales in at least the last two fiscal years (Secure Balance(TM)). The others are oxygen and gas monitoring safety devices that we have developed over the last few years and expect to begin selling in calendar year 2006, OxyView, OxyAlert(TM) and GasAlert(TM). GasAlert(TM) development is currently "on hold" and we don't intend to focus on it until we have OxyView and OxyAlert(TM) in a production and sales mode.

We account for our Secure Balance(TM) sales on a cash basis. We had sales revenues of $846,268 for the first three quarters of our fiscal year 2006 compared to $501,758 for the same time period in fiscal year 2005 (all sales of Secure Balance(TM)). We expect the upswing (when compared on a fiscal year basis) to continue for the last quarter of our current fiscal year and beyond as we build our Secure Balance(TM) brand recognition in the market and intensify our efforts for market penetration.

In addition, we have completed our prototype testing for OxyView and plan to begin manufacturing and sales during this calendar year.

We have had significant losses since inception. Our net loss for the first three quarters of fiscal year 2006 is $854,159 compared with $19,678 during the same time period in fiscal year 2005. Our net loss in fiscal year 2004 was $951,101 and in fiscal year 2005 was $307,255. We anticipate that we will incur substantial additional operating losses in our fiscal year 2006 as we wrap up our research and development of our BAFI(TM) product line and continue to seek an increase in Secure Balance(TM) sales. We will also have continuing development, manufacturing and sales costs for OxyView. We will have continuing costs in our efforts to catch up on our delinquent periodic reporting filings with the SEC. As of February 28, 2006 we had an accumulated deficit of $7,419,550 (up from $6,277,814 as of the third quarter of fiscal year 2005).

Our business plan for the remainder of fiscal year 2006 (ending May 31, 2006) is to continue our efforts to increase the market share Secure Balance(TM) and to begin or be close to commencing world-wide sales of one of our BAFI(TM) product lines, OxyView.

We sold 1,666,666 shares of our restricted common stock for $200,000 on February 13, 2006. We sold 1 million of our restricted common shares for $150,000 on February 28, 2006. Proceeds from these sales were received after February 28, 2006, the close of our 3rd quarter for fiscal year 2006.

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

STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the intrinsic value accounting method specified in Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation issued to employees. Through May 31, 2005, we have elected to use the intrinsic value based method and have disclosed the pro forma effect of using the fair value based method to account for our stock-based compensation. We plan to continue using the intrinsic value based method and providing disclosure for the pro forma effect of using the fair value based method to account for our stock-based compensation through our fiscal quarter ending in February of 2006.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2006 COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 2005

We had $846,268 in sales for the first 3 quarters of fiscal year 2006, up from $501,758 during the same period of fiscal year 2005. Our cost of sales was $228,050 for this period of fiscal year 2006 and $184,750 for the first 3 quarters of fiscal year 2005. As a result, our gross profit increased from $317,008 in the first 3 quarters of fiscal year 2005 to $618,218 in the same period of fiscal year 2006. Our selling, general and administrative expenses for the first 3 quarters of fiscal year 2006 were $1,468,751 ($326,415 in the same period of fiscal year 2005).

This increase in our selling, general and administrative expenses is attributable to the increase in sales brought about by more word-of-mouth referrals from our physician clientele, adding more Secure Balance independent sales representatives and an increase in advertising costs. We have resumed periodic reporting under the Exchange Act of 1934 to the Securities and Exchange Commission (after a several year absence) and have increased legal and accounting fees as a result. We have also completed testing of our OxyView manufacturing prototype and ordered the molds for production, adding to our expense.

Our operating loss increased from $19,678 for the first 3 quarters of fiscal year 2005 to $850,533 for the first 3 quarters of fiscal year 2006. We expect our operating costs to remain constant in the last quarter of fiscal year 2006, but still have a goal of turning a profit at some point in fiscal year 2007.

OPERATING LOSS CARRYFORWARD (CALCULATED ON A FISCAL YEAR BASIS)

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

LIQUIDITY AND CAPITAL RESOURCES

We deposited private placement investment proceeds in the amount of $350,000 in March of 2006 (from investment contracts dated during the 3rd quarter of our fiscal year 2006). We financed our operations in the first 3 quarters of fiscal year 2006 through $846,268 of sales of Secure Balance(TM) and private placement common and preferred stock sales totaling $1,069,500.

As of February 28, 2006, we had cash on hand of $66,173 (compared to $558 in the same quarter of fiscal year 2005). We had no accounts receivable during this time period (and none in the same quarter of fiscal year 2005).

Our future cash requirements will depend on many factors, including finishing our research and development programs for our BAFI(TM) product line (largely completed for OxyView), the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization, commencing our manufacturing and sales programs for OxyView, as well as our ongoing Secure Balance(TM) sales effort. We also have considerable expense involved in our effort to get up-to-date on all SEC periodic reporting filings under the Securities Exchange Act of 1934, as well as costs involved in seeing this offering through to an effective date and beyond.

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

PLAN OF OPERATION FOR OXYVIEW

OxyView is a proprietary medical product with a United States Patent (and Trademark) Pending that measures the accuracy of oxygen flow-rate for patients using oxygen during surgery, hospitalization, and outpatient oxygen therapy. OxyView is a disposable pneumatic analog gauge that measures the oxygen flow-rate close to the patient. It allows the medical staff and patient to quickly determine any malfunction of oxygen flow-rate between the source and the patient. OxyView can be used with any oxygen delivery source and has additional markets in aviation, fire fighting, and military.

According to a 2002 report of the Department of Health and Human Resources, there are over 5,000 oxygen cannulas used every day in hospitals and surgical rooms, and over 8 million patients using oxygen as outpatient therapy for a variety of pulmonary diseases. The hospitals and surgical staff are required to dispose of the units per OSHA regulations. OxyView is a product that is clean-packaged and disposable.

All of our manufacturing tooling and ultimately the manufacturing process itself, is out-sourced. We are estimating that we'll spend $260,000 in the late winter and early spring of 2006 getting OxyView manufacturing equipment (called manufacturing molds) ready for production. We've budgeted $114,000 for product molding tooling, about $88,000 for assembly of the manufacturing unit and a sonic welder and about $58,000 for special printing around the cylinder and piston face. We will be able to order the commencement of manufacturing of OxyView units when the manufacturing molds are completed. We plan to order 250,000 OxyView units in our first manufacturing run. Once manufacturing commences, we anticipate about 2 weeks before product will be ready for shipping to customers. We do not have to file a 510(k) pre-market notification with the Food and Drug Administration for this particular product (because it is a monitoring device).

Our retail sales effort will be through independent sales people and entities. We do not plan to hire Ingen employees to sell OxyView. OxyView retail pricing will start at $14.95/unit (per our current plan). As long as we meet our timing goal for the commencement of manufacturing and have funds available for advertising, the Company anticipates penetrating 10% of the market throughout the calendar year of 2006. If we meet these goals, we will have $2.8 million in sales to hospitals and surgical facilities, and another $12 million sold to oxygen suppliers/medical supply chains for patients using outpatient oxygen therapy during the first year.

The elderly population will increase dramatically over the next 10 years. The majority of pulmonary diseases reside within our elderly population over 55. OxyView, once in production, will be available to all patients of any age. With the increasing problems of medical malpractice law suits, OxyView provides additional means to assist with the prevention of various medical malpractice issues related to oxygen therapy and provides a means to assure proper and accurate oxygen delivery to patients.

We do not plan to hire employees to manufacture, ship or sell OxyView. All of these functions will be performed by companies and individuals that we contract with on an independent contractor, or outside sales representative, basis.

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

We have been developing our BAFI(TM) product line since 1999. Now, some 7 years later, we still have not identified competition in the marketplace for our BAFI(TM) product line. The lack of competition is expected to enhance our planned marketing campaign.

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

EMPLOYEES

We have no employees. Our company is basically a holding company (formed in Georgia) that owns or has rights to certain proprietary products and operates our business through another company with our same name, Ingen Technologies, Inc., a Nevada company. As of the date of this periodic report, Ingen Technologies, Inc., the Nevada company, has one full time employee, Mr. Scott R. Sand, our CEO, Founder and Chairman. Mr. Sand is paid a monthly draw on a "1099" basis (see Executive Compensation); the company does not withhold taxes from his draw. Our Secure Balance(TM) systems (the equipment) are sold to us for re-sale on a "private label" basis; we have no part in the design or manufacture of the systems. We hire sales representatives to sell Secure Balance(TM). These reps are paid on a contractual basis and are not technically our employees. We will out-source the manufacturing of our OxyAlert(TM), OxyView and GasAlert(TM) products and will sell these products utilizing a distribution network that will not include the use of company employees.


                                 BUSINESS RISKS

The following is a summary of the many risks and uncertainties we face in our business. You should carefully read these risks and uncertainties as well as the other information in this report in evaluating our business and its prospects.

THE FOLLOWING RISKS RELATE TO OUR OBLIGATION TO FILE PERIODIC REPORTING UNDER THE SECURITIES EXCHANGE ACT OF 1934:

THE SEC HAS THREATENED TO SUSPEND TRADING OF OUR STOCK

We received a letter from the enforcement division of the SEC dated October 13, 2005. The SEC Staff ("Staff") pointed out that we had not filed periodic reports as required by the Securities Exchange Act of 1934. As of the date of the SEC's letter, we had not filed periodic reporting since the year 1998 (CRTZ filed periodic reports from 1996 into 1998). The letter stated that we must file all back reporting or face a SEC administrative hearing in which the trading in our stock could be suspended until such time as we brought our periodic reporting up to date. Our counsel contacted the Staff and worked out an understanding that the Staff would not schedule such a hearing as long as we began filing reporting as soon as we possibly could, stayed current with our reporting obligation as new periodic reports became due and maintained a continuing, good faith effort to get caught up on the delinquent filings as soon as possible.

Our fiscal year is from June 1 to May 31. We have filed Form 10-KSBs for our fiscal years 2004 and 2005, the 3 Form 10-QSBs for fiscal years 2004 and 2005 and Form 10-QSBs for the first two quarters of fiscal year 2006, as well as other documents as contained on EDGAR. We are currently attempting to gather information from former CRTZ officials, attorneys and accountants so that our auditors can complete back financial statements and our legal counsel can complete and file the remaining back reporting documents. Our counsel is keeping the SEC Staff abreast of our efforts on a continuing basis. However, there is no guarantee that we will be able to complete our back filings in a manner and within a period of time acceptable to the SEC. There is no guarantee that we will be able to maintain an uninterrupted public market for our securities.

THERE IS CONSIDERABLE EFFORT AND EXPENSE INVOLVED IN OUR EFFORT TO CATCH UP ON THE DELINQUENT FILINGS

We have expended considerable administrative time on our effort to bring our reporting obligation up to date and will continue to do so until we are able to catch up on all the back periodic reporting filings. We have expended a considerable amount of money in fees to our auditor and counsel to commence periodic reporting, and to go back in time to research and prepare the filings we have done since November of 2005. We plan to continue to expend these administrative and financial resources until such time as we are able to file all past-due reporting on EDGAR (and keep abreast of deadlines for prospective filings). Given the circumstances, this is a necessary drain on the company's resources and until we complete and file all required back reporting, this administrative effort and financial expense may adversely affect our ability to operate and finance our business operations.

THE FOLLOWING RISKS RELATE PRIMARILY TO THE OPERATION OF OUR BUSINESS:

NEW BUSINESS VENTURES OR ACQUISITIONS THAT WE MAY UNDERTAKE WOULD INVOLVE A NUMBER OF INHERENT RISKS, ANY OF WHICH COULD CAUSE US NOT TO REALIZE THE BENEFITS ANTICIPATED TO RESULT.

We continually seek to expand our operations through acquisitions of businesses and assets, including Pure Produce. These transactions involve various inherent risks, such as:

     o uncertainties in assessing the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition or other transaction candidates;

     o   the potential loss of key personnel of an acquired business;

     o the ability to achieve identified operating and financial synergies anticipated to result from an acquisition or other transaction;

     o problems that could arise from the integration of the acquired or new business;

     o unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition or other transaction rationale; and

     o   unexpected development costs that adversely affect our profitability.

Any one or more of these factors could cause us not to realize the benefits anticipated to result from the acquisition of businesses or assets or the commencement of a new business venture.

WE HAVE A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We have experienced significant operating losses in each period since our inception. As of February 28, 2006, we have incurred total accumulated losses of $7,419,550. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with operations. We expect to incur increasing operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

WE HAVE RELIED ON CAPITAL CONTRIBUTED BY RELATED PARTIES, AND SUCH CAPITAL MAY NOT BE AVAILABLE IN THE FUTURE.

Ingen Nevada relied on loans and compensation deferrals from our CEO and Chairman, Scott R. Sand, and investment from an individual named Jeffrey Gleckman, to sustain the company from 1999 into fiscal year 2004. Our finances are now consolidated and reported along with those of Ingen Nevada. Although we have paid much of these loans from Mr. Sand back, we may be unable to repay the remainder as planned and may have to look again to Mr. Sand for assistance in financing if our securities sales don't go as planned. There is no guarantee that Mr. Sand will have financial resources available to assist in our funding. Mr. Sand's executive compensation continues to accrue; currently we are paying him $60,000 per year of the $150,000 per year he is entitled to as CEO under our oral employment agreement with him.

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

OUR PRODUCTS MAY NOT BE SUCCESSFULLY DEVELOPED OR COMMERCIALIZED, WHICH WOULD HARM US AND FORCE US TO CURTAIL OR CEASE OPERATIONS.

We are a relatively new company and our BAFI(TM) product line in particular is still in the late stages of development. We have manufacturing prototypes for OxyView, but still need manufacturing prototypes for OxyAlert(TM) and GasAlert(TM). These products, once marketing commences, may not be successfully commercialized on a timely basis, or at all. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of these products or other potential products, or if our products do not achieve a significant level of market acceptance, we would be forced to curtail or cease operations. Even if we develop our products for commercial use, we may not be able to develop products that:

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

SECURE BALANCE(TM) IS A PRIVATE LABEL PRODUCT THAT IS NOT EXCLUSIVE TO US.

We provide education, training and services related to the SportKat product lines that constitute what we call "Secure Balance(TM)." (See "Description of Business" below) However, the devices themselves are provided to us on a non-exclusive basis, meaning that other companies are marketing the same devices under other names (or using the SportKat name). Only time will tell if the non-exclusive nature of the provision of the devices themselves to us negatively impacts our ability to capture a meaningful market share. If our sales of Secure Balance(TM) suffer because of this non-exclusive relationship, our financial prospects and operational results will be negatively impacted. Currently, our only source of sales revenues is Secure Balance(TM).

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

Our success will depend on our ability to obtain and protect patents on our technology and to protect our trade secrets. The patents we currently own may not afford meaningful protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or unenforceable. In addition, our current and future patent applications may not result in the issuance of patents in the United States or foreign countries. Competitors might develop products similar to ours that do not infringe on our patents. In order to protect or enforce our patent rights, we may initiate interference proceedings, oppositions, or patent litigation against third parties, such as infringement suits. These lawsuits could be expensive, take significant time and divert management's attention from other business concerns. The patent position of medical firms generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents. In addition, there is a substantial backlog of applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

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

IF WE LOSE OUR KEY MANAGEMENT PERSONNEL, OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION EFFORTS WOULD SUFFER.

Our performance is substantially dependent on the performance of our current senior management, Board of Directors and key scientific and technical personnel and advisers. The loss of the services of any member of our senior management, in particular Mr. Sand, our CEO and Chairman, Board of Directors, scientific or technical staff may significantly delay or prevent the achievement of product development and other business objectives and could have a material adverse effect on our business, operating results and financial condition. We do not have "key person" life insurance policies.

WE HAVE NO COMMERCIAL PRODUCTION CAPABILITY YET FOR OUR BAFI(TM) PRODUCT LINE AND WE MAY ENCOUNTER PRODUCTION PROBLEMS OR DELAYS, WHICH COULD RESULT IN LOWER REVENUE.

To date, we have not produced a BAFI(TM) product line product for sale. Customers for any potential products and regulatory agencies will require that we comply with current good manufacturing practices that we may not be able to meet. We may not be able to maintain acceptable quality standards if we ramp up production. To achieve anticipated customer demand levels, we will need to scale-up our production capability and maintain adequate levels of inventory. We may not be able to produce sufficient quantities to meet market demand. If we cannot achieve the required level and quality of production, we may need to further outsource production or rely on licensing and other arrangements with third parties. This reliance could reduce our gross margins and expose us to the risks inherent in relying on others. We may not be able to successfully outsource our production or enter into licensing or other arrangements under acceptable terms with these third parties, which could adversely affect our business.

WE HAVE NO MARKETING OR SALES STAFF, AND IF WE ARE UNABLE TO ENTER INTO COLLABORATIONS WITH MARKETING PARTNERS OR IF WE ARE UNABLE TO DEVELOP OUR OWN SALES AND MARKETING CAPABILITY, WE MAY NOT BE SUCCESSFUL IN COMMERCIALIZING OUR PRODUCTS.

We currently have no in-house sales, marketing or distribution capability. As a result, we will depend on collaborations with third parties that have established distribution systems and direct sales forces. To the extent that we enter into co-promotion or other licensing arrangements, our revenues will depend upon the efforts of third parties, over which we may have little or no control.

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

If we are able to launch our BAFI(TM) product line, we will face exposure to product liability claims. We have exposure selling Secure Balance(TM)). We have limited product liability insurance coverage, but there is no guarantee that it is adequate coverage. There is also a risk that third parties for which we have agreed to indemnify could incur liability.

We cannot predict all of the possible harms or side effects that may result and, therefore, the amount of insurance coverage we obtain may not be adequate to protect us from all liabilities. We may not have sufficient resources to pay for any liabilities resulting from a claim beyond the limit of, or excluded from, our insurance coverage.

SHAREHOLDERS MUST RELY ON MANAGEMENT FOR THE OPERATION OF THE COMPANY

All decisions with respect to the operation of Ingen and development, production and marketing of our products, will be made exclusively by management. Our success will, to a large extent, depend on the quality of the management of the company. In particular, we will depend on the services of our board members and officers. Management believes that these individuals have the necessary business experience to supervise the management of the company and production and commercial exploitation of our products, however, there can be no assurance that they will perform adequately or that our operations will be successful. Shareholders will have no right or power to take part in the management of the company, for the most part, except to the extent of voting for the members of the Board of Directors each year. Accordingly, no person should purchase any of the stock offered hereby unless such prospective purchaser is willing to entrust all aspects of the management of the company to management and has evaluated management's capabilities to perform such functions.

THE COMPANY IS A "C" CORPORATION FOR FEDERAL TAX PURPOSES

The corporation is a "C" corporation for federal tax purposes which means that losses or profits of the company, if any, remain in the corporation and are not passed through for tax purposes to shareholders. All assets and liabilities of the company are owned by the company, and not by the shareholders. A shareholder's only asset with respect to the company is his, her or its company share(s) of stock.

THERE ARE NO TAX BENEFITS ASSOCIATED WITH THIS OFFERING

There are no tax benefits associated with this offering of corporate stock and the company does not intend and believes it has no obligation to register with the Internal Revenue Service as a tax shelter. Any corporate distributions that may be paid by the company to shareholders will be taxed as ordinary income as to the shareholders. We have no current plans to make cash distributions to shareholders and will not be able to do so until (and if) we achieve profitability.

INDEMNIFICATION PROVISIONS MAY ADVERSELY AFFECT THE COMPANY

The Corporation's Articles of Incorporation provide that under certain circumstances management and other agents will be indemnified by the company for any liabilities or losses arising out of management's activities in connection with the company. Indemnification under such provision could reduce or deplete the assets of the company.

OUR QUARTERLY OPERATING RESULTS WILL FLUCTUATE

Our quarterly operating results will fluctuate for many reasons, including:

     o our ability to retain existing customers, attract new customers and satisfy our customers' demands,

     o our ability to acquire merchandise, manage our inventory and fulfill orders,

     o changes in gross margins of our current and future products, services, and markets

     o introduction of our new sites, services and products or those of competitors

     o changes in usage of the Internet and online services and consumer acceptance of the Internet and online commerce

     o timing of upgrades and developments in our systems and infrastructure o the level of traffic on our Web site

     o the effects of acquisitions and other business combinations, and related integration

     o   technical difficulties, system downtime or Internet brownouts

     o   our ability to properly anticipate demand,

     o our ability to prevent fraud perpetrated by third parties through credit card transactions, and payments transactions

     o   our level of merchandise returns

     o disruptions in service by common shipping carriers due to strikes or otherwise

     o   disruption of our ongoing business

     o   problems retaining key technical and managerial personnel

     o expenses associated with amortization of goodwill and other purchased intangible assets

     o   additional operating losses and expenses of acquired businesses, if any

     o impairment of relationships with existing employees, customers and business partners

RISKS RELATED TO FRAUD

Although we have developed systems and processes to mitigate fraudulent credit card transactions, failure to prevent such fraud may impact our financial results and may create liability for us in the sale of our products. In addition, the steps we take to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trademarks, trade dress, patents and similar proprietary rights. Other parties may claim that we infringed their proprietary rights. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources.

THE FOLLOWING RISKS RELATE PRINCIPALLY TO OUR COMMON STOCK AND ITS MARKET VALUE:

A SUBSTANTIAL NUMBER OF SHARES WE HAVE ISSUED IN EXEMPT TRANSACTIONS ARE, OR ARE BEING MADE, AVAILABLE FOR SALE ON THE OPEN MARKET. THE RESALE OF THESE SECURITIES MIGHT ADVERSELY AFFECT OUR STOCK PRICE.

Some of our "restricted" common shares have been held by our shareholders for periods of one or two years or longer. Some of these shares have had restrictions lifted. We will undoubtedly have unrestricted shares issued in the future. Combined, we and our selling shareholders are offering tens of millions of unrestricted common shares in this offering. We have little in the way of contractual restrictions in our agreements for the sale of privately placed shares. There is no way to control the sale of these shares on the secondary market (we trade on the Pink Sheets). The resale of these unrestricted shares, and/or sale of shares registered in this offering, might adversely affect our stock price.

OUR STOCK IS THINLY TRADED, WHICH CAN LEAD TO PRICE VOLATILITY AND DIFFICULTY LIQUIDATING YOUR INVESTMENT.

The trading volume of our stock has been low, which can cause the trading price of our stock to change substantially in response to relatively small orders. In addition, during the last two fiscal years and interim quarters, our common stock has traded as low as .002 and as high as .40 (as of February 28, 2006). Both volume and price could also be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

     o actual or anticipated variations in quarterly and annual operating results;

     o    announcements of technological innovations by us or our competitors;

     o    developments or disputes concerning patent or proprietary rights; and

     o    general market perception of medical device and provider companies.

IF THE OWNERSHIP OF OUR COMMON STOCK CONTINUES TO BE SOMEWHAT CONCENTRATED IN SHARES OWNED BY OUR MANAGEMENT, IT MAY PREVENT YOU AND OTHER STOCKHOLDERS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS AND MAY RESULT IN CONFLICTS OF INTEREST THAT COULD CAUSE OUR STOCK PRICE TO DECLINE.

As of February 28, 2006, we have 591 common shareholders and 2 preferred shareholders. Our common and preferred shareholders each have one vote per share. As of February 28, 2006, there are 13,867,805 common shares outstanding and 13,451,517 preferred shares outstanding; totaling 27,319,322 voting shares. Our executive officers, directors and one of our attorneys beneficially own or control approximately 5.13% of the outstanding shares of our common stock (1,401,805 common shares). Additionally, Scott R. Sand, our CEO & Chairman, owns 8,018,183 preferred shares. Our officers and directors and one of our attorneys beneficially own or control 9,419,988 voting shares; approximately 34.48% of our total voting shares. Mr. Sand owns 8,343,183 of our voting shares; approximately 30.54% of our total voting shares. Accordingly, our current executive officers, directors (especially Mr. Sand) and one of our attorneys (if voting in concert) will have considerable control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

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

WE HAVE NOT, AND CURRENTLY DO NOT ANTICIPATE, PAYING DIVIDENDS ON OUR COMMON STOCK.

We have never paid dividends on our common stock and do not plan to pay dividends on our common stock for the foreseeable future. We currently intend to retain future earnings, if any, to finance operations, capital expenditures and the expansion of our business.

THERE IS A LIMITED MARKET FOR OUR COMMON STOCK WHICH MAKES IT DIFFICULT FOR INVESTORS TO ENGAGE IN TRANSACTIONS IN OUR SECURITIES.

Our common stock is quoted on the Pink Sheets under the symbol "IGTG." There is a limited trading market for our common stock. If public trading of our common stock does not increase, a liquid market will not develop for our common stock. The potential effects of this include difficulties for the holders of our common shares to sell our common stock at prices they find attractive. If liquidity in the market for our common stock does not increase, investors in our company may never realize a profit on their investment.

OUR STOCK PRICE IS VOLATILE WHICH MAY MAKE IT DIFFICULT FOR INVESTORS TO SELL OUR SECURITIES FOR A PROFIT.

The market price of our common stock is likely to be highly volatile and Could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

     o technological innovations or new products and services by us or our competitors;

     o   additions or departures of key personnel;

     o   sales of our common stock

     o   our ability to integrate operations, technology, products and services;

     o   our ability to execute our business plan;

     o   operating results below expectations;

     o   loss of any strategic relationship;

     o   industry developments;

     o   economic and other external factors; and

     o   period-to-period fluctuations in our financial results.

Because we have a limited operating history with little revenues to date, you may consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

OUR COMMON STOCK IS DEEMED A "PENNY STOCK" UNDER THE RULES OF THE SEC, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME.

Our common stock is currently listed for trading on the Pink Sheets which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended, or Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stocks" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules," investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded on the Pink Sheets, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

A SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

If our shareholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. As of February 28, 2006, 9,214,334 shares of our issued common stock are unrestricted and 4,653,471 shares are restricted (but many may be eligible to have restrictions lifted).

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

We sold 1,666,666 shares of our restricted common stock to 2 accredited investors for $200,000 on February 13, 2006. These sales were pursuant to Rule 506 of Regulation D. We sold 1 million of our restricted common shares for $150,000 on February 28, 2006. This sale was to a California accredited investor pursuant to California Corporations Code section 25102(f). Proceeds from these sales were received after February 28, 2006, the close of our 3rd quarter for fiscal year 2006.

ITEM 6.  EXHIBITS

(all exhibits with original signatures are contained in the corporate office files of Ingen Technologies, Inc.)

Exhibit No.       Document Description
-----------       --------------------

10.1    Contract signed regarding Peter J. Wilke as our General
        Counsel, dated January 30, 2006.*

10.2 Template for investment contract for our restricted common stock in offers and sales to Xcel Associates, Inc. and Salvatore Amato, dated February 13, 2006.*

10.3 Investment contract dated February 28, 2006 in which Jeffrey Gleckman purchased 1,000,000 restricted common shares.*

10.4 Distribution Agreement (for Secure Balance(TM)) dated February 16, 2006 between Ingen Technologies, Inc. and Secure Health, Inc.*

10.5 Agreement for Consulting Services between Ingen Technologies, Inc. and Anita H. Beck, d/b/a Global Regulatory Services
        Associates, dated February 27, 2006.*

31.1 Certification of Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.3 Certification of Chief Executive Officer and Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

---------------
*  Filed herewith.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INGEN TECHNOLOGIES, INC.

April 6, 2006                             /s/ Scott R. Sand
                                          -------------------------------------
                                          Scott R. Sand
                                          Chief Executive Officer and Chairman


April 6, 2006                             /s/ Thomas J. Neavitt
                                          -------------------------------------
                                          Thomas J. Neavitt
                                          Secretary and Chief Financial Officer