Form 10KSB
period 2006-05-31
Ingen Technologies, Inc.
filed 2006-08-08
CIK 861058

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 2006

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x ] No []

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The Registrant had revenues of $846,783 for its most recent fiscal year.

As of May 31, 2006, the aggregate market value of the common voting stock of the Registrant held by non-affiliates of the Registrant was $2,991,934.*

The number of shares of Common Stock, no par value, outstanding on May 31, 2006, was 29,609,610.

* Excludes 1,115,000 shares of Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding on May 31, 2006. The calculation does not reflect a determination that such persons are affiliates for any other purposes.

================================================================================

                                TABLE OF CONTENTS


                                                                            Page
                                     PART I


ITEM 1.    Business                                                            3
ITEM 2.    Properties                                                         17
ITEM 3.    Legal Proceedings                                                  17
ITEM 4.    Submission of Matters to a Vote of Security Holders                17

                                     PART II


ITEM 5.    Market for Common Equity and Related Stockholder Matters           18
ITEM 6.    Management's Discussion and Analysis                               19
ITEM 7.    Financial Statements                                          32, F-1
ITEM 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                                33
ITEM 8A.   Controls and Procedures                                            33

                                    PART III


ITEM 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act         34
ITEM 10    Executive Compensation                                             36
ITEM 11.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                         37
ITEM 12.   Certain Relationships and Related Transactions                     38
ITEM 13.   Exhibits                                                           39
ITEM 14.   Independent Auditors' Fees and Services                            41


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

Increasing revenues are being generated from the Company's Secure Balance(TM) program; a medical product line for physicians and hospitals that provides patient services for "balance & fall prevention" programs. We had $846,783 in sales during this fiscal year ending May 31, 2006 and $794,314 in sales during our 2005 fiscal year.

We have an oxygen monitoring device known as OxyAlert(TM), a second-generation design of the Company's BAFI(TM) product line. Both of these products have been issued two US Patents: Patent No. 6,137,417 issued on October 24, 2000 and Patent No. 6,326,896 B1 issued on December 4, 2001. Both of these products are low-oxygen safety warning devices used on remote oxygen cylinders for patients, commercial aircraft, military transport, and fire and safety equipment. OxyAlert(TM) technology encompasses the use of digital sensing and RF frequency transfer so that care givers can access a hand-held remote to monitor the actual oxygen level of any oxygen cylinder at a reasonable distance. If we have sufficient capital, we expect to begin sales of OxyAlert(TM) in calendar year 2007.

Using the same patented and proprietary technology, the Company also plans to offer our GasAlert(TM) product; a device that interfaces between any gas line and accessory, such as a water heater, dryer, stove or heater, to detect leaks. This is a mass consumer item. We do not have an anticipated market date for GasAlert(TM).

The newest product we've developed, OxyView, has a U.S. (as well as China and Japan) patent and trademark pending, and is a pneumatic gauge that provides visual safety warning of oxygen flow to hospitalized patients. This product is designed to enhance the safety, assurance and accuracy of hospitalized patients being administered oxygen from any source. OxyView is a lightweight pneumatic gauge that is attached to the oxygen tubing just below the neck. It informs the nursing staff of oxygen flow rate near the patient. It is designed to quickly inform the hospital staff of any leak or inaccuracy between the delivery source and the patient. We expect to go to market with OxyView in calendar year 2006.

We invite you to check out our website at www.ingen-tech.com for information about our company and products. At the present time, there is considerable information on Secure Balance and we plan to add more information concerning our BAFI(TM) product line in the future.

I.  SECURE BALANCE(TM)

The Secure Balance(TM) product is a private-label product that includes a vestibular function testing system and balance therapy system. The vestibular (referencing organs in the inner ear) function testing system is manufactured by Interacoustics LTD. in Denmark and is referred to as the VNG. The balance therapy system is manufactured by SportKAT(R), Inc. in San Diego, California. SportKAT provides private-label testing and balance therapy systems to others. However, we have our own trademark - Secure Balance(TM). Our Secure Balance(TM) program provides equipment, education and training about balance and fall prevention to physicians and clinicians worldwide. All of our company's sales in fiscal year 2005 ($794,314)and 2006 ($846,783) were sales of Secure Balance(TM).

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

The company's first planned product, a medical low oxygen warning system for pressurized oxygen cylinders referred to as BAFI(TM), has been issued 2 United States patents. The BAFI(TM) planned product met or exceeded regulatory compliance of this type of product. We built 200 BAFI(TM) prototypes. Our prototypes were used in clinical trials administered by Richard Shelton, MD, of Loma Linda (California) University Medical Center during 2002. The tests proved out the viability BAFI(TM) and enabled us to determine the design of OxyAlert(TM).

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

We believe our clinical tests have shown that BAFI(TM) is reliable, user-friendly and interfaces with most of the regulators available in the market today. The BAFI(TM) interfaced with all oxygen cylinders.

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

PROFESSIONAL PRODUCTS

The Company has ceased the production stage of BAFI(TM) itself (after conducting the aforementioned clinical trials), but will soon have the ability to deliver our BAFI(TM) product line to our various markets. The Company has established direct sales and marketing programs with manufacturer reps, and medical product distributors. Our direct marketing efforts will focus on a direct marketing campaign, infomercials, television advertising and Internet marketing. The Company has contract agreements with independent rep-organizations for a regional sales network throughout North America, Asia and Pacific Rim.

The Company is prepared to promote sales of our product in certain international markets. The BAFI(TM) product line has been issued United States Patents (except OxyView, which has a patent pending). We do not have international patents (but have applied for patents in China and Japan for OxyView). Company management will prepare for an international market research report on the potential of its product lines overseas. With this report, the Company can evaluate its position to pursue compliance of ISO-9000 and CE certification for European countries. In order to sell our products in Europe, we need to comply with the "ISO" standards which all United States manufacturers must adhere to. The CE certification is given upon the meeting the applicable ISO standard. It is anticipated that the overseas market represents 50% of the world market for pressurized gas cylinders.

Our clinical trials with Dr. Sheldon's patients have shown (in our opinion) that the BAFI(TM) system is an accurate and cost effective, real-time, pressurized gas warning system that will alert the user when the gas levels are approaching empty. It offers a convenient method in warning users before the cylinders are empty without the physical need to view the gauge. The BAFI(TM) components are water resistant, salt spray resistant, heat resistant, durable and FDA approved.

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

PRICING

The company plans to price the medical devices so that a 45-50% gross margin is generated. The distributor price may likely be discounted from time to time depending upon high volume commitments. We anticipate the retail cost of OxyAlert(tm) will be in the $300-$400 range. GasAlert(TM)'s price has yet to be determined, but will be considerably lower. OxyView is planned (to start)with a retail price of under $20.

SALES AND MARKETING

Company management believes that the sales & marketing for these systems could be achieved with a direct factory sales force. However, with the implementation of our sales & marketing program, the increase of sales will decrease production costs. The goal is to reduce the system manufacturing cost and maintain margins. The Company has established relationships and contracts with distribution and sales of its products and services through various experienced distribution and marketing channels, including primarily medical device marketing, government marketing and supplier outlets. The Company has recently introduced the BAFI(TM) product line through the medium of direct Internet marketing and advertising, which is gaining wide recognition as an effective method of introducing products and driving customers to retail distribution channels.

An integral part of the Company's marketing strategy, and a common theme to the marketing plan, is its complete proprietary product offering. By offering a proprietary line of products and services, and promoting cost-effective and leading-edge identity, the Company can establish permanent residency in major national and international medical supply outlets. This could afford the Company less resistance to new products in the future.

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

         2.   Retail Distribution

The Company has appointed independent representatives to represent its products on a regional basis throughout the United States. Management will continue to appoint other firms that have extensive physician/medical penetration and experience with medical products and continue to gain distribution through the vast and growing network of independent medical device chain outlets.

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

         4.   Direct Response Marketing Program

An integral part of the Company's sales and marketing strategy is the use of direct medical response advertising ("infomercials") within physician waiting rooms and internet web site exposure, to introduce our products to the marketplace, achieve significant sales, and develop brand name recognition. An infomercial can be described simply as a televised commercial or web site of up to 6 minutes in length, which demonstrates a product or services and attempts to motivate the viewer to call a toll free telephone number and order the product or service. We are utilizing an infomercial for our Secure Balance(TM) products and services and intend to produce infomercials for OxyAlert(TM), OxyView and GasAlert(TM) as soon as we can.

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

         5.   Independent Representative Network

A principal component of the BAFI(TM) marketing strategy involves distribution of our product line through major national and regional medical marketing networks. Company management, together with key senior consultants, has extensive contacts and relationships with independent representative firms throughout the United States. Ultimately, management intends to secure distribution contracts with 400 or more brokers, marketing consultants, and special instrument dealers (SID's) to spearhead the Company's sales campaign in acceptable market areas in the United States. At such time as BAFI(TM) has achieved adequate market penetration in the initial markets, and as production, logistics, financing, and operational capabilities increase, the Company intends to expand our market representation and continue to expand in new markets.

The Company has allocated a substantial portion of our distribution network, advertising and promotion, including the production of 10 minute (and longer) infomercials, and web sites designed to promote viewer ship of the infomercial and product lines.

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

The patent search revealed that there are no similar devices like BAFI(TM) for portable oxygen gas cylinders. As end of this fiscal year, we are still not aware of similar devices in the marketplace.

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


A U.S. Provisional Patent, #60/780980, has been issued for OxyView. Additionally, a U.S. formal patent application has been submitted along with formal applications to China and Japan. We also have U.S. trademarks pending for both OxyView and Pure Produce.

MANUFACTURING

We do not manufacture our products in-house. We have or will have contracts for the manufacture of our products (depending on the product).

EMPLOYEES

We have no employees. Our Company is basically a holding company (formed in Georgia) that owns or has rights to certain proprietary products and operates our business through another company with our same name, Ingen Technologies, Inc., a Nevada company. As of May 31, 2006, Ingen Technologies, Inc., the Nevada company, has one full time employee, Mr. Scott R. Sand, our CEO, Founder and Chairman. Mr. Sand is actually paid a monthly draw (see Item 10. - Executive

Compensation); the Company does not withhold taxes from his draw. Our Secure Balance(TM) systems (the equipment) are sold to us for re-sale on a "private label" basis, we have no part in the design or manufacture of the systems. We hire sales reps to sell Secure Balance(TM). These reps are paid on a contractual basis and are not technically our employees. We will out-source the manufacturing of our OxyAlert(TM), OxyView and GasAlert(TM) products and will sell these products utilizing a distribution network that will not include the use of Company employees.

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

Ingen Technologies, Inc., the Nevada company, was founded by Scott R. Sand in 1999. Upon the merger with our Georgia company, Mr. Sand came on board as Chief Executive Officer and Chairman of the Board of Directors, positions he maintains today. Mr. Sand owns a small portion of our outstanding common shares (325,000 shares; slightly more than 1% of the 29,609,610 common shares outstanding as of May 31, 2006). However, he owns 67% of our issued preferred shares (9,498,183 of 14,134,547 shares) which vote on a one-vote-per-share basis along with our common shares. As of May 31, 2006, Mr. Sand owns 22.46% of our outstanding voting shares.

Prior to the merger in March of 2004, Mr. Sand financed the research and development of our product lines and operation of the business within Ingen Technologies, Inc, of Nevada. From its inception in 1999 up through and into our fiscal year 2004, Mr. Sand supplied cash loans of $72,000 and deferred management compensation of $306,000. Mr. Jeffrey Gleckman, another of our preferred shareholder, contributed approximately $300,000 to the company (in exchange for his preferred shares).

We have not filed all of our required periodic reporting under the Securities Exchange Act of 1934. CRTZ stopped periodic reporting during 1998. After the merger, we commenced periodic reporting again on November 7, 2005. Our fiscal year is from June 1 to May 31. We have filed Form 10-KSBs for our fiscal years 2004 and 2005 and the 3 Form 10-QSBs for fiscal years 2004 and 2005 and the first three quarters of fiscal year 2006, as well as other documents as contained on EDGAR. We are currently attempting to gather information from former CRTZ officials, attorneys and accountants so that our auditors can complete back financial statements and our legal counsel can complete and file the remaining back reporting documents. See "Risk Factors."

We made major adjustments to our capital structure toward the end of 2005. We reduced the number of authorized common shares from 500 million to 100 million. The number of authorized preferred shares remained unchanged at 40 million. Our shareholders authorized a reverse split of common shares on a ratio of 40 into 1; thereby reducing the number of issued shares from 488,037,593 to 12,201,138. We also reverse split our preferred shares on a ratio of 3 into 1, reducing our issued preferred shares from 39.9 million to 13.3 million. Our preferred shares are convertible into common shares on a 1 into 1 basis. Our preferred shares are entitled to vote on an equal footing with common shares on all matters for which shareholder voting input is required. Trading of our common stock under the symbol "IGTN" ended on December 5, 2005. Trading commenced again on December 8, 2005, and continues, under our new trading symbol "IGTG."

We had private placement sales of our securities totaling $1,661,950 during our last fiscal year (ending May 31, 2006).

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 31, 2006, in a special meeting, shareholders voted to reduce the number of authorized common shares from 500 million to 100 million; to reverse split the number of issued common shares on a 40 into 1 ratio; and to reverse split the issued preferred shares on a 3 into 1 basis.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                               MARKET INFORMATION

Our common stock trades on the "Pink Sheets." The following table was supplied to us by Pink Sheets management and sets forth the high and low prices for our common stock as reported from June of 2004 to May 31 of 2006 (our last two fiscal years). The quotations reflect inter-dealer prices and may not reflect adjustments for retail markups, markdowns, or commissions and may not reflect actual transactions.


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

ISSUE: INGEN TECHNOLOGIES, INC.             ( GA. )                       COMMON
( FORMERLY: CREATIVE RECYCLING TECHNOLOGIES, INC. )
--------------------------------------------------------------------------------

NON-NASDAQ OTC:

BID QUOTATIONS

                                                   CLOSING BID
2004                       HIGH                                           LOW
----                       --------------------------------------------------

JUNE 1
THRU                       .125                                          .06
AUG. 31

SEPT. 1
THRU                       .0775                                         .037
NOV. 30

DEC. 1
THRU                       .046                                          .016
FEB. 28, 2005

2005
----

MAR. 1
THRU                       .021                                          .0051
MAY 31

JUNE 1
THRU                       .041                                          .0026
AUG. 31

SEPT 1
THRU                       .055                                          .0034
NOV. 30

DEC. 1
THRU                       .0045                                         .0027
Dec. 5
(last day of
Trading before
Reverse split)

Dec. 8
(first day of              .12                                           .06
Trading after
Reverse split)

2006

DEC. 9
THRU                       .27                                           .08
Feb. 28, 2006

Mar. 1, 2006
THRU
May 31, 2006              .44                                           .065

On May 31, 2006, there were 593 stockholders of record of our common stock. This number does not include beneficial owners of the common stock whose shares may be held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

We did not pay dividends during our fiscal year 2006.

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

OVERVIEW

We are a medical device manufacturer and service provider for medical and consumer markets both domestic and (planned for) abroad. We have four products in production or planned, one of which has had sales in at least the last two fiscal years (Secure Balance(TM)). The others are oxygen and gas monitoring safety devices that we have developed over the last few years and expect to begin selling in calendar year 2006 and 2007 (except GasAlert, for which we do not have a current time table).

We have had sales revenues in each of our last two fiscal years of $794,314 in 2005 and $846,783 in 2006. We have reversed the slight downward trend in our sales figures from fiscal year 2004 to 2005, with a slightly larger figure in 2006. We expect this upswing in sales to continue for our current fiscal year and beyond as we build our Secure Balance(TM) brand recognition in the market and intensify our efforts for market penetration.

We have had significant losses since inception. Our net loss in fiscal year 2006 was $1,602,027 and in 2005 was $307,255. We anticipate that we will incur substantial additional operating losses in our fiscal year 2007 as we wrap up our research and development of our BAFI(TM) product line, begin manufacturing and marketing of OxyView and OxyAlert and continue to seek an increase in Secure Balance(TM) sales. We also have substantial legal and accounting costs as we continue our effort to catch up on past due quarterly and annual reports with the SEC, as well as the filing of a SB-2 offering in April of 2006.

As of May 31, 2006, we had an accumulated deficit of $8,168,827 in fiscal year 2006 (up from $6,565,391 in 2005). We expected to narrow the amount of increase in our accumulated deficit in 2006 or perhaps even begin to see a slight reduction in our accumulated deficit. However, our sales did not increase enough to do so and in addition to the legal and accounting expenses mentioned above, we also had significant expenditures to ready OxyView for production (planned for later of this calendar year).

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

We filed a Form SB-2 with the SEC on April 5, 2006. We are offering up to $5 million worth of our common stock on a best efforts basis. Three selling shareholders named in the filing are offering to sell up to 3,666,666 shares of common stock. If sold, the company would not receive the proceeds from the sale of these shares. In addition, one of our attorneys is registering 986,805 shares of common stock and another 2,100,000 shares of common stock (available for sale after the exercise of options); if sold, we would not be receiving proceeds from the sale of any of these shares. In total, the company is registering (by filing the SB-2) common shares for sale by us and for sale by shareholders that, if all were to be sold, would have a purchase price of $6,350,694.32 (at the price of our common shares on the day before we filed the SB-2).

JPC Capital Partners, Inc. is a registered broker-dealer ("JPC"), and is an "underwriter" within the meaning of the Securities Act of 1933 in connection with the sale of common stock in the SB-2. JPC has a non-exclusive, best efforts agreement with us for the offer and sale of up to $5 million in company equity. With the exception of JPC, no other underwriter or person has been engaged to specifically facilitate the sale of shares of common stock in the SB-2 offering. JPC is entitled to a commission of 10% of the sale price of all stock sold by it as offered ultimately in the prospectus. If the entire $5 million of common shares is sold by JPC, the firm will receive commissions totaling $500,000. At $0.20 per share, the commission per share would be $0.02. The commission on a minimum $500 purchase of shares would be $50.00.

If we sell all the stock we are offering in the SB-2 (assuming we are able to secure an effective date to begin selling the stock), the offering will yield $5,000,000 in proceeds to us. We will pay up to $500,000 in commissions. Of the remaining $4,500,000 (in priority order if less than the $5 million in stock is sold), we estimate that we will use $600,000 for general and administrative; $500,000 for legal, accounting, FDA consultant and other professionals, $700,000 in BAFI(TM) product line manufacturing costs, $600,000 in advertising for Secure Balance(TM), OxyView and OxyAlert(TM); $2,000,000 for the establishment of a Pure Produce facility and its operation; with a $100,000 contingency.

Generally, our business plan for the next twelve months, with or without proceeds from the sale of stock pursuant to our SB-2 filing, is to continue our efforts to increase the market share Secure Balance(TM) and to begin world-wide sales of our BAFI(TM) product line. In particular, we are readying OxyView for manufacture and sale to commence later this calendar year.

PLAN OF OPERATION FOR OXYVIEW

OxyView is a proprietary medical product with a United States, Chinese and Japanese Patent (and U.S. Trademark) Pending that measures the accuracy of oxygen flow-rate for patients using oxygen during surgery, hospitalization, and outpatient oxygen therapy. OxyView is a disposable pneumatic analog gauge that measures the oxygen flow-rate close to the patient. It allows the medical staff and patient to quickly determine any malfunction of oxygen flow-rate between the source and the patient. OxyView can be used with any oxygen delivery source and has additional markets in aviation, fire fighting, and military.

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

All of our manufacturing tooling and ultimately the manufacturing process itself, is out-sourced. We are estimating that we'll spend $260,000 in 2006 getting OxyView manufacturing equipment (called manufacturing molds) ready for production. We've budgeted $114,000 for product molding tooling, about $88,000 for assembly of the manufacturing unit and a sonic welder and about $58,000 for special printing around the cylinder and piston face. We will be able to order the commencement of manufacturing of OxyView units when the manufacturing molds are completed. We plan to order 250,000 OxyView units in our first manufacturing run. Once manufacturing commences, we anticipate about 2 weeks before product will be ready for shipping to customers. We do not have to file a 510(k) pre-market notification with the Food and Drug Administration for this particular product (because it is a monitoring device).

Our retail sales effort will be through independent sales people and entities. We do not plan to hire Ingen employees to sell OxyView. OxyView retail pricing will start at $14.95/unit (per our current plan). As long as we meet our timing goal for the commencement of manufacturing and have funds available for advertising, the Company anticipates penetrating 10% of the market throughout the calendar year of 2006. If we meet these goals, we will have $2.8 million in sales to hospitals and surgical facilities, and another $12 million sold to oxygen suppliers/medical supply chains for patients using outpatient oxygen therapy during the first year. There is no guarantee that we will be able to meet our immediate goals for OxyView.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 to our audited, consolidated financial statements. Certain of our policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Our significant accounting policies include:

STOCK-BASED COMPENSATION

As a result of the recent adoption by the Financial Accounting Standards Board of SFAS No. 123 (revised 2004) "Share-Based Payment," or SFAS No. 123(R), we are required, beginning in our fiscal quarter ending February of 2006, to apply the fair value method as prescribed in SFAS No. 123(R). Although our adoption of SFAS No. 123(R) could have a material impact on our financial position and results of operations, we do not foresee a large potential impact from adopting this statement.

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

RESULTS OF OPERATIONS

We had $846,783 in sales in fiscal year 2006. Our cost of sales was $301,118 in 2006, up from $296,565 in fiscal year 2005 when we had $794,314 in sales. As a result, our gross profit increased to $545,6654 in 2006; up from $497,749 in 2005. Our selling, general and administrative expenses increased substantially in 2006 to $2,143,840 (up from $770,692 in 2005 and $1,338,488 in 2004). This can be attributed primarily to the factors mentioned in the Overview section above; a re-dedication of funds to tool and prepare OxyView for manufacturing and sales, more funds expended in our efforts to expand Secure Balance market penetration, and extensive legal and accounting costs associated with our SEC periodic reporting obligations (current and past due), as well as the filing of our Form SB-2 in April of 2006.

With no amortization of intangible assets and impairment loss in 2006, our operating loss was up from $289,884 in 2005 to $1,598,175 this fiscal year. We believe our operating costs will remain about the same in fiscal year 2007, but expect our operating loss to decrease (if we continue our Secure Balance sales upswing and due to sales of OxyView, as well as OxyAlert, the latter only if funds allow), with a goal of turning a profit as soon as possible.

We have not generated profits to date and therefore have not paid any federal income taxes since inception. We paid $800 minimum franchise tax in California in years 2005 and 2006. As of May 31, 2005, our federal tax net operating loss carryforward was $1,406,771 ($3,009,598 in 2006), which will begin to expire in 2019, if not utilized. Our ability to utilize our net operating loss and tax credit carryforwards may become subject to limitation in the event of a change in ownership.

LIQUIDITY AND CAPITAL RESOURCES

We financed our operations in fiscal year 2006 through $846,783 of sales of Secure Balance and private placement common stock sales totaling $1,661,950. We utilized $144,000 in stock sales and $794,314 in sales during our fiscal year 2005. In years past, prior to the commencement of Secure Balance(TM) sales, we relied on loans and deferments from our CEO and Chairman Scott R. Sand and the aforementioned approximate $300,000 investment of Mr. Gleckman. From June 10, 1999 to March 31, 2004, Mr. Sand provided "Ingen Nevada," and then "Ingen Georgia" (after our reverse merger; for a short period of time) with a total of $72,000 in cash loans and $360,000 in deferred executive compensation. Mr. Sand drew $54,000 in compensation over this time period. We owed Mr. Sand $356,000 in accrued officer's compensation in 2005 and $112,000 in 2006. This reduction was achieved through the issuance of preferred shares to Mr. Sand.

Our future cash requirements will depend on many factors, including finishing our research and development programs for our BAFI(TM) product line (largely completed, at least for OxyView), the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization for OxyView in particular, and OxyAlert, as well as our ongoing Secure Balance(TM) sales effort. We do not expect to generate a positive cash flow from operations until our anticipated commercial launch of our BAFI(TM) product line (planned for calendar year 2006) and possibly later given the expected cost of commercializing our products. We intend to seek additional funding through public or private financing transactions. Successful future operations are subject to a number of technical and business risks, including our continued ability to obtain future funding, satisfactory product development and market acceptance for our products. See "Business Risks" below.

OTHER FINANCINGS

As mentioned above, we have filed, on April 5, 2006, a $5 million "best efforts" public offering with the SEC, utilizing Form SB-2. Use of proceeds from this offering, if an effective date is attained and if we sell out the offering, is also discussed above.

The actual costs within each category of the SB-2 Use of Proceeds and our total costs of operation for fiscal year 2007 may vary significantly from the estimates set forth above based on the factors discussed herein. We have declined to project sales of Secure Balance(TM), OxyView and OxyAlert(TM).

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

We believe that Secure Balance(TM) is now among the leaders in the balance and fall prevention industry. We expect to be able to capitalize on this notoriety and increase our Secure Balance(TM) sales in fiscal year 2007 and beyond.

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

OUR SECURE BALANCE(TM) LEASING AND FINANCING PROGRAMS

Our Secure Balance(TM) Leasing and Financing Programs are offered to allow our physician and medical facility clients a variety of affordable leasing and financing options. Our financing option includes a 90 day deferral program, giving clients a chance to earn revenues from Secure Balance(TM) before payments are due. Please see our website to see the particulars of these financing options.

PURE PRODUCE - A DEVELOPING PRODUCT

We have an agreement in place with AgroWorx, Inc., a company affiliated with one our directors, Christopher A. Worth. This agreement relates to Pure Produce, an AgroWorx line of plant products. We will work in concert with AgroWorx to develop production facilities and market the products grown therein. The amount of funding anticipated for the project is as much as $2 million to construct and operate a production facility.

The first Ingen Technologies, Inc. Pure Produce facility will be designed to offer vegetable growth efficiency, without pesticides. The Agro-facility will offer the most efficient use of water and energy conservation technologically available, while offering the best method for insulator towards food security available to us.

The main competitive advantage of the facility, if operational, will be to deliver off-season, high profit margin gourmet vegetables, herbs and edible flowers. The produce grown can be customized for local consumption or be grown for specific export markets.

PLAN OF OPERATION FOR PURE PRODUCE

We have decided to move Pure Produce on the "front burner" in terms of planned expenditures for development (assuming funds are available from our SB-2 offering filed on April 5, 2006).

The Pure Produce product is a continuing research & development program currently under design. This program uses hydroponics and aeroponics technology to grow various plants and herbs without the use of soil, fertilizer and other chemicals. The company anticipates entering the nutriceutical and pharmaceutical markets over the next two years. If we are able to complete our contemplated public stock registration this fiscal year, the amount of funding anticipated for the project is as much as $2 million to construct and operate our first Pure Produce facility.

The facilities themselves will be built with traditional construction methods and designed for multiple uses (the better for re-sale and appraisal purposes). We intend to lease the facility, once constructed, to Pure Produce. Our prototype building design will be about for about 12,000 square feet, with room for delivery truck and staff parking, on a minimum half acre of land (up to 2 acres if we build a larger facility later, perhaps double the size of our prototype).

We anticipate hiring staff to plant and grow the produce (one person per facility), to maintain the premises (one person per facility), to sell the produce (one person per facility, unless the facilities are near enough to each other or share the same immediate market area). Temporary help will be hired when the produce is planted and harvested. We anticipate hiring 3 full-time employees to staff our first Pure Produce facility. One of our directors, Christopher Wirth, will be paid $3000 per month as a consultant.

We will need additional investment (equity and/or debt) and/or Pure Produce net earnings to construct and operate more than one Pure Produce facility.

NEW EMPLOYEES

As mentioned above, we will hire new employees for Pure Produce if funding is secured.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We have experienced significant operating losses in each period since our inception. As of May 31, 2006, we have incurred total accumulated losses of $8,168,218. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with operations. We expect to incur increasing operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

WE DO NOT HAVE INTERNATIONAL PATENTS.

Although we have stated that we intend to apply for international patents for our BAFI(TM) product line, we have not as yet done so except for Chinese and Japanese patents for OxyView. We do not know when, and if, we will apply for other such patents. If we do not apply for these patents, or if there are delays in obtaining the patents, or if we are unable to obtain the patents, we may not be able to adequately protect our technologies in foreign markets.

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

THE SEC HAS THREATENED TO SUSPEND TRADING OF OUR STOCK

We received a letter from the SEC dated October 13, 2005. The SEC Staff ("Staff") pointed out that we had not filed periodic reports as required by the Securities Exchange Act of 1934. As of the date of the SEC's letter, we had not filed periodic reporting since the year 1998 (CRTZ filed periodic reports from 1996 into 1998). The letter stated that we must file all back reporting or face a SEC administrative hearing in which the trading in our stock could be suspended until such time as we brought our periodic reporting up to date. Our counsel contacted the Staff and has been in touch periodically with explanations of the progress we are making. To date, the SEC has not scheduled such an administrative hearing.

Our fiscal year is from June 1 to May 31. We have filed Form 10-KSBs for our fiscal years 2004 and 2005, the 3 Form 10-QSBs for fiscal years 2004 and 2005 and Form 10-QSBs for the first three quarters of fiscal year 2006, as well as other documents as contained on EDGAR. We are currently attempting to gather information from former CRTZ officials, attorneys and accountants so that our auditors can complete back financial statements and our legal counsel can complete and file the remaining back reporting documents. Our counsel is keeping the SEC Staff abreast of our efforts on a continuing basis. However, there is no guarantee that we will be able to complete our back filings in a manner and within a period of time acceptable to the SEC. There is no guarantee that we will be able to maintain an uninterrupted public market for our securities.

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

Most of our common shares have been held by our shareholders for periods of one or two years or longer. Many of these shares have had restrictions lifted, in fact, as of May 31, 2006, we have 18,504,452 unrestricted shares issued. We will undoubtedly have unrestricted shares issued in the future. There is no way to control the sale of these shares on the secondary market (we trade on the Pink Sheets and plan to go to the OTC BB in the near future). The resale of these unrestricted shares might adversely affect our stock price.

OUR STOCK IS THINLY TRADED, WHICH CAN LEAD TO PRICE VOLATILITY AND DIFFICULTY LIQUIDATING YOUR INVESTMENT.

The trading volume of our stock has been low, which can cause the trading price of our stock to change substantially in response to relatively small orders. In addition, during the last two fiscal years, our common stock has traded as low as .002 (pre 40 into 1 reverse split) and as high as .44 (post 40 to 1 reverse split). Both volume and price could also be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

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

As of May 31, 2006, our executive officers, directors and their affiliates, other than Scott Sand, beneficially own or control approximately 1.8% of the outstanding shares of our common stock and preferred shares (our common and preferred shares vote on a one vote per share basis). Mr. Sand owns 22.46% of our issued voting shares. Accordingly, our current executive officers, directors and their affiliates will have some control over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

WE MAY ISSUE PREFERRED STOCK IN THE FUTURE, AND THE TERMS OF THE PREFERRED STOCK MAY REDUCE THE VALUE OF YOUR COMMON STOCK.

We are authorized to issue up to 40,000,000 shares of preferred stock in one series. Our Board of Directors will be able to determine the terms of preferred stock without further action by our stockholders. We have issued 14,134,547 shares of preferred stock as of May 31, 2006. To the extent we issue preferred stock, it could affect your rights or reduce the value of your common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms include voting rights, and may include preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions.

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

A SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

If our shareholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. As of May 31, 2006, 18,504,452 shares of our issued common stock are unrestricted and 11,105,158 shares are restricted (but many may be eligible to have restrictions lifted or are registered in this prospectus). In addition, the 32,753,471 shares of common stock registered in our SB-2 offering as filed on April 5, 2006 will be freely tradable upon the effectiveness of the offering (unless the offering is withdrawn or modified).

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

NAME                    AGE       POSITION HELD AND TENURE
----                    ---       ------------------------

Scott R. Sand           48        Chairman, Chief Executive Officer and Director

Thomas J. Neavitt       75        Secretary and Chief Financial Officer

KHOO Yong Sin           42        Director

Christopher A. Wirth    51        Director

Curt A. Miedema         49        Director

Stephen O'Hara          53        Director

John Finazzo            41        Director

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

YONG SIN KHOO, DIRECTOR: Yong Sin Khoo lives in Singapore. He worked as an engineer for 12 years and a further 5 years in managing a portfolio of business assets. He has extensive experience as a logistics systems engineer in the military and retail engineering with the oil major, Shell. In addition, he has significant experience in the area of mergers & acquisitions. In 1984, he was awarded a scholarship by the Singapore government to pursue electrical engineering at the University of Queensland, Australia. In the area of information technology, he was responsible for managing Shell Singapore's y2k project for the marketing function. Another IT pioneering effort was the use of artificial intelligence to develop diagnostic tools for maintenance support for the Army's radar systems. His current business interests are focused in the areas of biomedical and environmental technologies. He has a Bachelor's Degree in Electrical Engineering from the University of Queensland.

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

STEPHEN O'HARA, MD, DIRECTOR. The Consumer's Research Council of America, an independent organization based in Washington, D.C. recently ranked Dr. Stephen O'Hara among the top two percent of clinical neurologists nationwide. He attended Stanford University and graduated in 1975 with a Bachelor's of Science degree in biology and performed honors research in the laboratory of Dr. Donald Kennedy, who subsequently served as President of Stanford University. Dr. O'Hara obtained his M.D. from Northwestern University in 1979, where he became president of the Northwestern chapter of the American Medical Student Association, then proceeded to complete his residency in neurology at UCLA in 1983. Dr. O'Hara is board-certified in neurology through the American Board of Psychiatry and Neurology. Since completing his residency, Dr. O'Hara has continued to teach the residents in the neurology program at UCLA while maintaining a private practice in Century City, California for the past 16 years with an emphasis on geriatric neurology and disorders of balance.

JOHN J. FINAZZO, MD, DIRECTOR. Dr. Finazzo graduated from the University of California, Riverside in 1986 with a degree in Bio-Medical Sciences. He received his MD degree from the UCLA School of Medicine in 1989. He completed a two-year Surgical Internship at UCLA Center for Health Science in 1991. He then completed residency in Otolaryngology - Head and Neck Surgery at the State University of New York Health Science Center, Brooklyn in 1995. He is Board Certified in Otolaryngology (since 1996). Dr. Finazzo has been in private practice in the Palm Springs area for eight years. He is also on the surgical staffs at the Desert Regional Medical Center, the John F. Kennedy Medical Center and the Eisenhower Medical Center. Dr. Finazzo is also Section Chief - Division of Otolaryngology at Eisenhower Medical Center. He resides in Palm Springs with his wife of 15 years. He is active in clinical research for the treatment of acute sinusitis.


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

MANAGEMENT CODE OF ETHICS AND BUSINESS CONDUCT

We have adopted a "Management Code of Ethics and Business Conduct" ("Code"), a code of ethics that will apply to our employees (once hired), and applies to our officers and directors. A copy of the Code is posted on our Internet site at www.ingen-tech.com. In the event we make any amendments to, or grant any waiver of, a provision of the Code that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on a Form 8-K or on our next periodic report.

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


COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the annual and other compensation paid by our company to Scott R. Sand, the only member of our management paid monthly compensation in the last 2 fiscal years.

                         Summary Compensation Table (1)
                         ------------------------------

                                                                                               Long-Term
                                                              Annual Compensation             Compensation
                                                              -------------------             ------------
                                                                                               Securities
Name and Principal Position                   Year         Draw                Bonus        Underlying Options
---------------------------                   ----         ----                -----        ------------------
Scott R. Sand, Chairman and Chief             2006        $60,000               -0-                -0-
    Executive Officer (2)                     2005        $60,000               -0-


(1) The columns for "Other Annual Compensation," "Restricted Stock Awards," "LTIP Payouts" and "All Other Compensation" have been omitted because there is no compensation required to be reported.

(2) We do not have a written employment agreement with Mr. Sand and he does not have any options or warrants to purchase our stock. There are no management incentive or bonus plans in place.

There were no options granted to executive officers or directors during fiscal year 2006. We do not have any stock appreciation rights plans in effect and we have no long-term incentive plans, as those terms are defined in SEC regulations. We have no defined benefit or actuarial plans covering any named executive officer.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

We do not have any equity compensation plans in effect.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON SHARES

The following table sets forth certain information regarding the ownership of our common stock as of May 31, 2006, by: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than five percent of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Name and Address of                  Number of Shares
Beneficial Owner (1)              Beneficially Owned (2)   Percent of Class (2)
--------------------              ----------------------   --------------------

Scott R. Sand                           325,000                1.1%

Thomas Neavitt                          218,750*               0.7%

Khoo Yong Sin                           105,000*               0.35%

Christopher A. Wirth                    130,000*               0.44%

Curt A. Miedema                         121,500*               0.41%

Stephen O'Hara                          115,000*               0.39%

John Finazzo                            100,000*               0.34%

All officers and directors as a
 group (6 in number)                    1,115,000              3.77%

* Less than one percent.

(1) The address for each beneficial owner is 35193 Avenue "A", Suite-C Yucaipa, California 92399.

(2) Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 29,609,610 common shares outstanding on May 31, 2006, adjusted as required by rules promulgated by the Commission.

PREFERRED SHARES

The following table sets forth certain information regarding the ownership of our Preferred Shares as of May 31, 2006, by: (i) each director; (ii)
each person who is known to us to be the beneficial owner of more than five percent of our outstanding preferred stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

We have 40 million authorized preferred shares. The preferred shares are entitled to one vote per share and are convertible into common shares on a one-to-one basis at any time at the option of the holder.

Name and Address of                  Number of Shares
Beneficial Owner (1)               Beneficially Owned (2)   Percent of Class (2)
--------------------               ----------------------   --------------------

Scott R. Sand                           9,498,183                  67.2%

Jeffrey Gleckman                        4,000,000                  28.3%

All officers and directors as a
 group (1 in number)                    9,498,183                  67.2%


(1) The address for each beneficial owner is 35193 Avenue "A", Suite-C Yucaipa, California 92399 .

(2) Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 14,134,547 shares outstanding on May 31, 2006, adjusted as required by rules promulgated by the Commission.

CHANGES IN CONTROL

We had no changes in control for during our fiscal year 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of the end of our fiscal year (May 31, 2006), our CEO and Chairman, Scott R. Sand, was owed $112,000 by the company. This was down from $356,000 owed by the company to Mr. Sand at the end of fiscal year 2005. These amounts are deferred compensation owed to Mr. Sand. We also owe Mr. Sand $70,826 as of May 31, 2006. There are no written loan agreements, promissory notes or debt obligations evidencing this debt and the terms of repayment to Mr. Sand. Annual interest of 6% is paid on the outstanding loan balance, which is due upon the availability of company funds, but no sooner than June 1, 2006. See Note 9 of the attached audited financial statements for information concerning the debt owed to Mr. Sand by the company.

ITEM 13. EXHIBITS (All Exhibits have been properly signed by the parties. Original agreements are filed in our offices)

     Exhibit No.   Document Description
     -----------   --------------------

         1.1 Best efforts, non-exclusive "Placement Agency" underwriting agreement between Ingen Technologies, Inc. and JPC Capital Partners, Inc., dated January 5, 2006 (included as an exhibit to our Form SB-2 filed with the SEC on April 5, 2006 and incorporated herein by this reference).

         2.1 Plan And Agreement of Merger Relating to the Merger of Ingen Technologies, Inc. into Creative Recycling, Inc., dated March 15, 2004. (incorporated by reference to registrant's Form 10-KSB/A filed March 24, 2006)

         3.1 Amended and Restated Articles of Incorporation of Ingen Technologies, Inc., as filed with the Georgia Secretary of State on or about March 15, 2005. (incorporated by reference to registrant's Form 10-KSB filed November 7, 2005)

         3.2 Resolution 2005.6 of the Ingen Board of Directors (signed by the preferred shareholders as well) modifying the Amended and Restated Articles of Incorporation with respect to the classifications and rights of our preferred shares. (incorporated by reference to registrant's Form 10-KSB filed November 7, 2005)

         3.3 Bylaws of Ingen Technologies, Inc. (incorporated by reference to registrant's Form 10-KSB filed November 7, 2005)

         3.4 Minutes of Special Shareholder meeting of March 15, 2005 amending our Bylaws by changing the date of the annual shareholders meeting from May 15 to March 15. (incorporated by reference to registrant's Form 10-KSB filed November 7, 2005)

         3.5 Amended and Restated Articles of Incorporation of Ingen Technologies, Inc., as filed with the Georgia Secretary of State on or about December 28, 2005 (incorporated by reference to registrant's Form 8-K filed January 10, 2006)

         4.1 Specimen of Ingen Technologies, Inc. common stock certificate (exhibit 4.1 of our 10-KSB for the fiscal year ended May 31, 2005 incorporated herein by this reference).

         10.1 Agreement between Ingen Technologies Inc. and Elizabeth Wald dated October 15, 2005 for the provision of telephone answering services (included as an exhibit to our 10-QSB filed with the SEC on January 17, 2006 and incorporated by reference herein by this reference).

         10.2 Agreement between Ingen Technologies, Inc. and Siegal Performance Systems, Inc. dated November 15, 2005 for distribution of Secure Balance(tm) (included as an exhibit to our 10-QSB filed with the SEC on January 17, 2006 and incorporated by reference herein by this reference).

         10.3 Contract signed regarding Peter J. Wilke as our General Counsel, dated January 30, 2006 (included as an exhibit to our 10-QSB filed with the SEC on April 7, 2006 and incorporated herein by this reference).

         10.4 Template for investment contract for our restricted common stock in offers and sales to Edward Meyer, Jr. and Salvatore Amato, dated February 13, 2006 (included as an exhibit to our 10-QSB filed with the SEC on April 7, 2006 and incorporated herein by this reference).

         10.5 Investment contract dated February 28, 2006 in which Jeffrey Gleckman purchased 1,000,000 restricted common shares (included as an exhibit to our 10-QSB filed with the SEC on April 7, 2006 and incorporated herein by this reference).

         10.6 Distribution Agreement (for Secure Balance(TM)) dated February 16, 2006 between Ingen Technologies, Inc. and Secure Health, Inc. (included as an exhibit to our 10-QSB filed with the SEC on April 7, 2006 and incorporated herein by this reference).

         10.7 Agreement for Consulting Services between Ingen Technologies, Inc. and Anita H. Beck, d/b/a Global Regulatory Services Associates, dated February 27, 2006 (included as an exhibit to our 10-QSB filed with the SEC on April 7, 2006 and incorporated herein by this reference).

         10.8 Advertising Service Agreement between Ingen Technologies, Inc. and Media Mix Advertising, Inc. dated March 1, 2006 (included as an exhibit to our Form SB-2 filed with the SEC on April 5, 2006 and incorporated herein by this reference).

         10.9 Distribution agreement (for Secure Balance(TM)) between Ingen Technologies, Inc. and Michael Koch, DC, dated March 10, 2006 (included as an exhibit to our Form SB-2 filed with the SEC on April 5, 2006 and incorporated herein by this reference).

         23.1     Consent of Spector & Wong, LLP.*

         24.1 Power of Attorney (included as part of the signature page attached hereto).

         31.1 Certification of Scott R. Sand, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

         31.2 Certification of Thomas J. Neavitt, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.*

         32.1 Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Scott R. Sand, Principal Executive Officer.*

* filed herewith


ITEM 14. INDEPENDENT AUDITOR'S FEES AND SERVICES

The following table summarizes the aggregate fees billed to the company by Spector & Wong, LLP, our independent auditor, for the audit of our annual financial statements for the fiscal years ended May 31, 2006 and May 31, 2005 and fees billed for other services rendered by Spector and Wong, LLP during those periods.

Type of Fee                          2006                          2005
-----------                          ----                          ----
Audit Fees (1)                       $20,000                       $20,000
Tax Fees (2)                         $1500                         $1500
Total                                $21,500                       $21,500

(1) Fees for audit services billed in 2006 and 2005 consisted of the aggregate fees paid by us for the fiscal years indicated for professional services rendered by Spector & Wong, LLP for the audit of our annual financial statements and review of financial statements included in our reports on Form 10-KSB.

(2) Fees for tax services billed in 2006 and 2005 consisted of the fiscal year indicated for professional services rendered by Spector & Wong, LLP for tax compliance. Tax compliance services are rendered based on facts already in existence or transactions that have already occurred to document, compute and obtain governmental approval for amounts to be included in tax filings and consisted of: federal and state income tax return assistance.

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

                                      Date: August 4, 2006

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


              Signature                           Title                            Date
              ---------                           -----                            ----

                                       Chief Executive Officer and
                                       Chairman (Principal Executive          August 4, 2006
/s/ Scott R. Sand                      Officer)
----------------------------------
Scott R. Sand

                                       Secretary and Chief Financial          August 4, 2006
                                       Officer (Principal Financial
/s/ Thomas J. Neavitt                  and Accounting Officer)
----------------------------------
Thomas J. Neavitt

/s/ Khoo Yong Sin                      Director                               August 4, 2006
----------------------------------
Khoo Yong Sin


/s/ Christopher A. Wirth               Director                               August 4, 2006
----------------------------------
Christopher A. Wirth


/s/ Curt A. Miedema                    Director                               August 4, 2006
----------------------------------
Curt A. Miedema

/s/ Stephen O'Hara                     Director                               August 4, 2006
----------------------------------
Stephen O'Hara

/s/ John Finazzo                       Director                               August 4, 2006
----------------------------------
John Finazzo

                            INGEN TECHNOLOGIES, INC.

                                  AUDIT REPORT

                              FOR THE YEARS ENDED
                             MAY 31, 2006 AND 2005

HAROLD Y. SPECTOR, CPA          SPECTOR & WONG, LLP         80 SOUTH LAKE AVENUE
CAROL S. WONG, CPA          Certified Public Accountants    SUITE  723
                                  (888) 584-5577            PASADENA, CA 91101
                               FAX (626) 584-644



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and stockholders of Ingen Technologies Inc.


We have audited the accompanying consolidated balance sheets of Ingen Technologies Inc. and subsidiary, as of May 31, 2006 and 2005, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement prese ntation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of Ingen Technologies Inc. and subsidiary as of May 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/  Harold Spector, CPA

Spector and Wong, LLP
Pasadena, California
July 24, 2006



AS OF MAY 31,                                                                           2006             2005
                                                                                     -----------      -----------

                                   ASSETS
Current Assets
   Cash                                                                              $   111,112      $    17,727
                                                                                     -----------      -----------
      Total current assets                                                               111,112           17,727
                                                                                     -----------      -----------

Property and equipment, net of accumulated depreciation
   of $98,408 and $80,411 for 2005 and 2004, respectively                                 31,638           24,927

    TOTAL ASSETS                                                                     $   142,750      $    42,654
                                                                                     ===========      ===========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable                                                                   $    48,186      $        --
  Accrued expenses                                                                       179,793          386,530
                                                                                     -----------      -----------
    Total current liabilities                                                            227,979          386,530
                                                                                     -----------      -----------

Long-term Liabilities
  Notes Payable                                                                               --           25,000
  Officers' loans                                                                         70,826          102,802
                                                                                     -----------      -----------
    Total long-term liabilities                                                           70,826          127,802
                                                                                     -----------      -----------

Stockholders' deficit
  Preferred stock Series A, no par value, 40,000,000 and none authorized in 2006 and 2005, respectively; issued and
     outstanding 14,134,547 for 2006 and 1,000,000 for 2005                              734,980           30,000
  Preferred stock, no par value, none and 37,000,000 authorized in 2006 and 2005, respectively; issued and outstanding none
     and 12,300,000 for 2006 and 2005, respectively                                           --          369,000
  Common stock, no par value, authorized 100,000,000 in 2006 and
     500,000,000 shares in 2005; issued and outstanding 29,609,610 and
     3,182,190 for 2006 and 2005,  respectively                                        7,497,183        5,551,213
  Series A preferred stock subscription                                                 (220,000)              --
  Accumulated deficit                                                                 (8,168,218)      (6,565,391)
                                                                                     -----------      -----------
    Total stockholders deficit                                                          (156,055)        (615,178)
                                                                                     -----------      -----------

    TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIT                                     $   142,750      $  (100,846)
                                                                                     ===========      ===========



FOR THE YEARS ENDED MAY 31,                          2006                2005
                                                 -------------      -------------
Sales                                            $     846,783      $     794,314

Cost of sales                                          301,118            296,565
                                                 -------------      -------------

  GROSS PROFIT                                         545,665            497,749

Selling, general and administrative expenses         2,143,840            770,692
Amortization of intangible assets                           --                 36
Impairment loss                                             --             16,905
                                                 -------------      -------------

  OPERATING LOSS                                    (1,598,175)          (289,884)
                                                 -------------      -------------

Other (expenses):
  Interest Expenses                                     (3,852)           (16,571)
                                                 -------------      -------------

   NET LOSS BEFORE TAXES                            (1,602,027)          (306,455)

Provision for income taxes                                 800                800
                                                 -------------      -------------

NET LOSS                                         $  (1,602,827)     $    (307,255)
                                                 =============      =============

Basic and diluted net loss per share             $       (0.01)               NIL
                                                 =============      =============

Weighted average number of common shares           208,100,842          2,205,309



                                                 SERIES A                                     SERIES A,
                      PREFERRED STOCK          PREFERRED STOCK           COMMON STOCK         PREFERRED
                 ------------------------   ----------------------  ------------------------  ----------
                                                                                              STOCK SUB-  ACCUMULATED
                    SHARES       AMOUNT        SHARES      AMOUNT     SHARES       AMOUNT     SCRIPTION     DEFICIT        TOTAL
                 -----------   ----------   -----------  ---------  -----------  -----------  ----------  -----------   -----------
Balance at
  May 31, 2004            --           --            --         --   12,864,593  $ 5,407,213              $(6,258,136)  $  (850,923)
                 -----------   ----------   -----------  ---------  -----------  -----------  ----------  -----------   -----------

Reverse
  stock split
  on December
  7, 2005 40
  to 1 common
  stock                                                             (12,542,978)

Balance at
  May 31, 2004
  retroactively
  restated                --           --            --         --      321,615                5,407,213   (6,258,136)     (850,923)
                 -----------   ----------   -----------  ---------  -----------  -----------  ----------  -----------   -----------

Issuance of
  preferred
  stock for
  Compensation
  expense         12,300,000      369,000     1,000,000     30,000                                                          399,000

Issuance of
  common
  stock in
  cash                                                                2,860,575      144,000                                144,000

Net loss                                                                                                     (307,255)     (307,255)
                 -----------   ----------   -----------  ---------  -----------  -----------  ----------  -----------   -----------
Balance at
  May 31, 2005    12,300,000      369,000     1,000,000     30,000    3,182,190    5,551,213          --   (6,565,391)     (615,178)
                 -----------   ----------   -----------  ---------  -----------  -----------  ----------  -----------   -----------

Conversion of
  Preferred
  Stock
  into Series
  A preferred
  stock          (12,300,000)    (369,000)   12,300,000    369,000

Conversion of
  Preferred
  Stock
  Series A
  into common
  stock                                      (7,619,999)  (284,020)   7,619,999      284,020                                     --

Issuance of
  preferred
  stock for
  accrued
  compensation                                5,454,546    400,000                                                          400,000

Subscription
  of Series A
  preferred
  stock                                       3,000,000    220,000                              (220,000)                        --

Issuance of
  common stock
  in cash                                                            18,807,421    1,661,950                              1,661,950

Net loss                                                                                                   (1,602,827)   (1,602,827)
                 -----------   ----------   -----------  ---------  -----------  -----------  ----------  -----------   -----------
BALANCE AT
  MAY 31, 2006            --   $       --    14,134,547  $ 734,980   29,609,610  $ 7,497,183  $ (220,000) $(8,168,218)  $  (156,055)
                 ===========   ==========   ===========  =========  ===========  ===========  ==========  ===========   ===========



FOR THE YEARS ENDED MAY 31,                                              2006         2005
                                                                     -----------   -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Loss                                                           $(1,602,827)  $  (307,255)
  Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
     Stock Issued for Services                                                --       399,000
     Depreciation and Amortization                                        17,997        10,533
     Loss on Impairment of Patents                                            --        16,905
  Increase (Decrease) in:
     Accounts Payable                                                     48,186       (20,000)
     Accrued Expenses                                                    193,263       (86,630)
     Litigation reserve                                                 (143,500)           --
                                                                     -----------   -----------
  NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES                    (1,486,881)       12,553
                                                                     -----------   -----------

CASH FLOW FROM INVESTING ACTIVITIES
  Addition to Fixed Assets                                               (24,708)           --
                                                                     -----------   -----------
  NET CASH USED IN INVESTING ACTIVITIES                                  (24,708)           --
                                                                     -----------   -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net Repayments to Note Payable to Related Party                        (31,976)     (173,379)
  Repayments to Notes Payable                                            (25,000)           --
  Proceeds from Issuance of Common Stock                               1,661,950       144,000
                                                                     -----------   -----------
  NET CASH FLOW PROVIDED (USED) BY FINANCING ACTIVITIES                1,604,974       (29,379)
                                                                     -----------   -----------

    NET INCREASE (DECREASE) INCREASE IN CASH                              93,385       (16,826)

Cash Balance at Beginning of Year                                         17,727        34,553
                                                                     -----------   -----------

CASH BALANCE AT END OF YEAR                                          $   111,112   $    17,727
                                                                     ===========   ===========

Supplemental Disclosures of Cash Flow Information:
     Interest Paid                                                   $        --   $        --
     Taxes Paid                                                      $       800   $       800

Non Cash Activities:
     Exchange of 7,619,999 shares of series A preferred stock
          for common stock                                           $   284,020   $        --
     Issuance of series A preferred stock for accrued compensation   $   400,000   $        --
     Stock subscription receivable incurred for issuance of
          series A preferred stock                                   $   220,000   $        --


                                      F-5

NOTE 1 - NATURE OF BUSINESS

Ingen Technologies, Inc., (formerly known as Creative Recycling Technologies Inc., the "Company" or "Ingen Technologies"), is a Public Company trading under NASDAQ OTC: IGTN. Ingen Technologies is a growth-oriented technology company that offers a diverse and progressive services and products.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Principle of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of Ingen Technologies, Inc. and its subsidiaries after elimination of all intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation

Use of estimates The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

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

Property and Equipment Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the following estimated useful lives of the assets: 3 to 5 years for computer, software and office equipment, and 5 to 7 years for furniture and fixtures.

Income Taxes: Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Net Loss Per Share Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock are anti-dilutive for all periods presented. Potential shares consist of series A preferred stock.

New Accounting Standards: In June 2005, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, "Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statement." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effective adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 14, 2005; however, the Statement does not change the transition provisions of any exi sting accounting pronouncements. The Company does not believe this pronouncement will have a material impact in its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the dat e of this statement is issued. Management believes the adoption of this statement will have no impact on the consolidated financial statements of the Company.

In December 2004, the FASB issued SFAS No. 152, which amends FASB statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the consolidated financial statements of the Company.

In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the Company's current accounting under APB 25. SFAS 123(R) is effective for the first interim or annual reporting period that begins after December 15, 2005 for small business issuers. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to the adoption of SFAS 123(R).

The Company plans to use the modified prospective method to adopt this new standard and will continue to evaluate the impact of SFAS 123(R) on its operating results and financial condition. The pro forma information presented above and in Note 10 presents the estimated compensation charges under SFAS 123, "Accounting for Stock-Based Compensation." The Company's assessment of the estimated compensation charges is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the Company's stock price volatility and employee stock option exercise behaviors. The Company will recognize the compensation cost for stock-based awards issued after January 1, 2006 on a straight-line basis over the requisite service period for the entire award.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does no t believe the adoption of this consolidated statement will have any immediate material impact on the Company.

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

NOTE 3 - GOING CONCERN (continued)

To successfully grow the individual segments of the business, the Company must decrease its cash burn rate, improve its cash position and the revenue base of each segment, and succeed in its ability to raise additional capital through a combination of primarily public or private equity offering or strategic alliances. The Company also depends on certain contractors, and its sole employee, the CEO, and the loss of any of those contractors or the employee, may harm the Company's business.

The company incurred a loss of $1,602,827 and $307,255 for the years ended May 31, 2006 and 2005, and as of those dates, had an accumulated deficit of $8,168,218 and $6,565,391, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follow:

                                                           As of May 31,
                                                   -----------------------------
                                                     2006                2005
                                                   ---------          ---------
Automobile                                         $   9,500          $   9,500
Furniture & Fixture                                   27,222             26,660
Machinary & Equipment                                 61,277             60,305
Leasehold Improvements                                32,047              8,873
                                                   ---------          ---------
                                                     130,046            105,338
Less accumulated depreciation                        (98,408)           (80,411)
                                                   ---------          ---------

  Property and Equipment, net                      $  31,638          $  24,927
                                                   =========          =========

NOTE 5 - ACCRUED EXPENSES

Accrued expenses at May 31, 2006 and 2005 consist of:

                                                        2006              2005
                                                      --------          --------
      Accrued officer's compensation                  $112,000          $356,000
      Accrued interest expense                          32,782            28,930
      Accrued professional fees                         10,000                --
      Accrued payroll taxes                             24,211                --
      Accrued taxes                                        800             1,600
                                                      --------          --------
               Total                                  $179,793          $386,530
                                                      ========          ========

NOTE 6 - INCOME TAXES

Provision for income tax for the years ended May 31, 2006 and 2005 consisted of $800 minimum state franchise tax per year.

As of May 31, 2006 and 2005, the Company has net operating loss carryforwards, approximately, of $3,009,598 and $1,406,771, respectively, to reduce future federal and state taxable income. To the extent not utilized, the carryforwards will begin to expire through 2026. The Company's ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets. A valuation allowance is recorded for the full amount of deferred tax assets of approximately $1,294,127 and $602,098, for the years ended May 31, 2006 and 2005, respectively, which relates to these loss carryforwards, since future profits are indeterminable.

NOTE 7 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                   FOR YEARS ENDED MAY, 31
                                              ----------------------------------
                                                  2006                 2005
                                              -------------       -------------
Numerator:
  Net Loss                                    $  (1,602,827)      $    (307,255)
                                              -------------       -------------
Denominator:
  Weighted Average Number of Shares             208,100,842           2,205,309
                                              -------------       -------------

Net loss per share-Basic and Diluted          $       (0.01)                NIL

As the Company incurred net losses for the years ended May 31, 2006 and 2005, it has excluded from the calculation of diluted net loss per share approximately 14,134,547and no shares, respectively.

NOTE 8 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. The Company has only one segment; therefore, the detail information is not presented.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company had notes payable to a related party in the amounts of $70,826 and $102,802 as of May 31, 2006 and 2005, respectively. The interest rate on the loan is 6% and due upon working capital availability. The related accrued interest is $32,782 and $28,930 as of May 31, 2006 and 2005, respectively.

As of May 31, 2005, there was a note payable to a related party for the amount of $25,000 with zero interest. The note was paid in August 2005.

During the fiscal year ending May 31, 2006, the CEO of the Company received 5,454,546 shares of series A preferred for satisfaction of his accrued compensation of $400,000.

NOTE 10 - LEASE OBLIGATION

The Company leases its corporate office under an unsecured lease agreement which expires in April 1, 2008. As of May 31, 2006, the remaining lease obligation is as follows:

                           Year Ending                 Lease
                             May 31,                Obligation
                       ---------------------------------------
                              2007                      9,300
                              2008                      7,750
                                                    ----------
                                                    $  17,050
                                                    ==========

The total rent expense for the year ended May 31, 2006 was $9,300.

NOTE 11 - INTANGIBLE ASSETS

The patents were fully impaired as of May 31, 2005 and the loss for the impairment was $16,905.

NOTE 12 - GUARANTEES

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of May 31, 2006.

NOTE 13 - PENDING LITIGATION

The pending litigation is with the previous landlord for breaking a facility lease by the Company. The management estimated and accrued a loss for $143,500 in the year ended May 31, 2004. The litigation regarding the breaking the facility lease was settled for $143,000 in August 2005.

NOTE 14 - PREFERRED STOCKS

On December 7, 2005, the Company had a reverse stock split of 3 to 1 for all issued and outstanding preferred shares and converted all classes of preferred shares into Series A preferred stock. The Company is authorized to issue 40,000,000 shares of no par value Series A preferred stock. As of May 31, 2006 and 2005, the Company had 14,134,547 shares of preferred stocks Series A issued and outstanding and 36,900,000 shares of preferred stock issued and outstanding. No dividends shall accrue or be payable on the Series A preferred stocks. The Company has the right to redeem each share of Series A preferred stock for $1; however, there is no obligation for this redemption. Each share of Series A preferred stock is entitled to vote on all matters with holders of the common stock; however, each Series A preferred stock is entitled to 1 vote. Each share of Series A preferred stock is convertible, at the option of the holder and subject to a 65 day written notice to the Company, at any time after the date of the issuance into 1 share of fully paid and non-assessable share of common stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series A preferred stock shall be entitle to be paid $1 per share before any payments or distribution of assets of the Company to the holders of the common stock or any other equity securities of the Company. The accompanying consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

During the fiscal year ending May 31, 2006, the Company authorized and converted 7,619,999 shares of Series A preferred stock to common stock.

On May 21, 2006, the Company and a subscriber entered into an Investment Contract (the "Contract") providing that the Company intends to raise at least $5 million utilizing Replacement S-B of the SEC which the subscriber agreed to purchase 3million shares of the Company's restricted series A preferred shares at a price of $0.0733 per share or $220,000. These shares will be registered by the Company in the S-B offering. As of May 31, 2006, all of 3million shares of restricted series A preferred shares were issued and a subscription receivable of $220,000 was recorded against the Company's equity.

NOTE 15 - COMMON STOCK

On October 31, 2005, the Board approved on reverse split to reduce the authorized common shares to 100 million and also approved the reverse split of 40 to 1 outstanding and issued common shares; the effective was on December 7, 2006. The accompanying consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.