Form 10QSB
period 2006-08-31
Ingen Technologies, Inc.
filed 2006-11-03
CIK 861058

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2006

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

At August 31, 2006, 29,709,610 shares of the registrant's common stock (no par value) were outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 YES / / NO /X/

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

                         PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTERIM REVIEWED FINANCIAL STATEMENTS FOR QUARTER ENDING AUGUST 31, 2006

These interim financial statements have been reviewed but not audited by our auditors, Spector & Wong.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------

AS OF AUGUST 31,                                                                 2006              2005
                                                                             ------------      ------------
                                     ASSETS
Current Assets
  Cash                                                                       $    824,575      $    404,432
  Accounts receivable                                                                  --            38,565
                                                                             ------------      ------------
      Total current assets                                                        824,575           442,997
                                                                             ------------      ------------

Property and equipment, net of accumulated depreciation
   of $102,984 and $84,910 for 2006 and 2005, respectively                         61,542            45,136

Debt issue cost, net of accumulated amortization of $16,400                       291,800                --
                                                                             ------------      ------------

    TOTAL ASSETS                                                             $  1,177,917      $    488,133
                                                                             ============      ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable                                                           $     48,186      $         --
  Accrued expenses                                                                177,655           394,771
                                                                             ------------      ------------
    Total current liabilities                                                     225,841           394,771
                                                                             ------------      ------------

Long-term Liabilities
  Officers' loans                                                                   6,886            42,802
  Convertible notes payable, net of unamortized discount of $1,366,929              7,290                --
  Derivative liabilities                                                        3,860,069                --
                                                                             ------------      ------------
    Total long-term liabilities                                                 3,874,245            42,802
                                                                             ------------      ------------

Stockholders' deficit
  Preferred stock Series A, no par value, 40,000,000 and none authorized in 2006 and 2005, respectively; issued and
     outstanding 14,134,547 for 2006 and 3,000,000 for 2005                       734,980            30,000
  Preferred stock, no par value, none and 37,000,000 authorized in 2006 and 2005, respectively; issued and outstanding none
     and 36,900,000 for 2006 and 2005, respectively                                    --           369,000
  Common stock, no par value, authorized 100,000,000 in 2006 and
     500,000,000 shares in 2005; issued and outstanding 29,609,610
     and 3,182,190 for 2006 and 2005,  respectively                             7,497,183         6,330,713
  Series A preferred stock subscription                                          (220,000)               --
  Accumulated deficit                                                         (10,934,332)       (6,679,153)
                                                                             ------------      ------------
    Total stockholders deficit                                                 (2,922,169)           50,560
                                                                             ------------      ------------

    TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIT                             $  1,177,917      $    488,133
                                                                             ============      ============


See notes to interim unaudited consolidated financial statements

                                                     2

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED AUGUST 31,                2006              2005
                                                 ------------      ------------

Sales                                            $    189,158      $    532,872

Cost of sales                                         115,547            85,046
                                                 ------------      ------------

  GROSS PROFIT                                         73,611           447,826

Selling, general and administrative expenses          329,104           559,246
                                                 ------------      ------------

  OPERATING LOSS                                     (255,493)         (111,420)

Other (expenses):
  Interest Expenses                                (3,540,915)           (1,542)
  Change in derivative liabilities                  1,031,094                --
                                                 ------------      ------------
  Total Other Income (expenses)                    (2,509,821)           (1,542)

   NET LOSS BEFORE TAXES                           (2,765,314)         (112,962)

Provision for income taxes                                800               800
                                                 ------------      ------------

NET LOSS                                         $ (2,766,114)     $   (113,762)
                                                 ============      ============

Basic and diluted net loss per share             $      (0.12)     $      (0.05)
                                                 ============      ============

Weighted average number of common shares           22,207,208         2,205,309


See notes to interim unaudited consolidated financial statements


INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED AUGUST 31,                                       2006             2005
                                                                        -----------      -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Loss                                                               (2,766,114)     $  (113,762)
  Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
     Depreciation and amortization                                            4,576            2,965
     Amortization of debt issue cost                                         16,400               --
  (Increase) Decrease in:
     Accounts receivable                                                         --          (38,565)
     Change in derivative liabilities                                    (1,031,094)              --
     Noncash interest expense and financing costs                         3,523,454               --
  Increase (Decrease) in:
     Accounts payable                                                            --            8,241
     Accrued expenses                                                        (2,138)              --
     Litigation reserve                                                          --         (143,500)
                                                                        -----------      -----------
  NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES                         (254,916)        (284,621)
                                                                        -----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES
  Addition to Fixed Assets                                                  (34,480)         (23,174)
                                                                        -----------      -----------
  NET CASH USED IN INVESTING ACTIVITIES                                     (34,480)         (23,174)
                                                                        -----------      -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net repayments to note payable to related party                           (63,941)         (60,000)
  Repayments to notes payable                                                    --          (25,000)
  Proceeds from issuance of common stock                                         --          779,500
  Proceeds from convertible debt                                          1,066,800               --
                                                                        -----------      -----------
  NET CASH FLOW PROVIDED (USED) BY FINANCING ACTIVITIES                   1,002,859          694,500
                                                                        -----------      -----------

    NET INCREASE (DECREASE) INCREASE IN CASH                                713,463          386,705

Cash Balance at Beginning of Period                                         111,112           17,727
                                                                        -----------      -----------

CASH BALANCE AT END OF PERIOD                                           $   824,575      $   404,432
                                                                        ===========      ===========

Supplemental Disclosures of Cash Flow Information:
     Interest paid                                                      $        --      $        --
     Taxes paid                                                         $        --      $        --
Noncash Financing Activities:
     Issuance warrrants in connection with convertible debt             $ 1,987,478      $        --
     Recorded a beneficial conversion feature                           $ 2,903,777      $        --
     Stock subscription receivable for preferred stock                  $   220,000      $        --


See notes to interim unaudited consolidated financial statements

                                                 4

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ingen Technologies, Inc., (formerly known as Creative Recycling Technologies Inc., the "Company" or "Ingen Technologies"), is a Public Company trading under NASDAQ OTC: IGTG. Ingen Technologies is a growth-oriented technology company that offers a diverse and progressive services and products.

Ingen Technologies, Inc., is a Georgia corporation ("IGTG") and owns 100% of the capital stock of Ingen Technologies, Inc. a Nevada corporation and it has been in business since 1999.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company's financial instruments consist principally of cash, accounts receivable, accounts payable and borrowings. The Company believes the financial instruments' recorded values approximate current values because of their nature and respective durations. The fair value of embedded conversion options and stock warrants are based on a Black-Scholes fair value calculation. The fair value of convertible notes payable is based on discounted cash flows of principal and interest payments.

PRESENTATION OF INTERIM INFORMATION: The accompanying consolidated financial statements as of August 31, 2006 and 2005, for the three months ended August 31, 2006 and 2005 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2006.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of August 31, 2006 and 2005, for the three months ended August 31, 2006 and 2005 have been made. The results of operations for the three months ended August 31, 2006 are not necessarily indicative of the operating results for the full year.

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
             (CONTINUED)

PRINCIPLE OF CONSOLIDATION AND PRESENTATION: The accompanying consolidated financial statements include the accounts of Ingen Technologies, Inc. and its subsidiaries after elimination of all inter-company accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation. The accompanying consolidated financial statements have been retroactively adjusted to reflect the one-for-forty reverse stock split on December 7, 2005.

USE OF ESTIMATES: The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES: The Company accounts for convertible notes payable and warrants in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." This standard requires the conversion feature of convertible debt be separated from the host contract and presented as a derivative instrument if certain conditions are met. Emerging Issue Task Force
(EITF) 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO AND POTENTIALLY SETTLED IN A COMPANY'S OWN STOCK" and EITF 05-2, "THE MEANING OF "CONVENTIONAL CONVERTIBLE DEBT INSTRUMENT" IN ISSUE NO. 00-19" were also analyzed to determine whether the debt instrument is to be considered a conventional convertible debt instrument and classified in stockholders' equity. The convertible notes payable issued on July 27 and August 30, 2006 were evaluated and determined not conventional convertible and, therefore, because of certain terms and provisions including liquidating damages under the associated registration rights agreement the embedded conversion option was bifurcated and has been accounted for as a derivative liability instrument. The stock warrants issued in conjunction with the convertible notes payable were also evaluated and determined to be a derivative instrument and, therefore, classified as a liability on the balance sheet. The accounting guidance also requires that the conversion feature and warrants be recorded at fair value for each reporting period with changes in fair value recorded in the consolidated statements of operations.

A Black-Scholes valuation calculation was applied to both the conversion features and warrants at issuance dates and August 31, 2006. The issuance date valuation was used for the effective debt discount that these instruments represent. The debt discount is amortized over the three-year life of the debts using the effective interest method. The August 30, 2006 valuation was used to record the fair value of these instruments at the end of the reporting period with any difference from prior period calculations reflected in the consolidated statement of operations.

NET INCOME (LOSS) PER SHARE: Basic net income per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and the dilutive potential common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effective is anti-dilutive. Dilutive potential common shares consist primarily of stock warrants and shares issuable under convertible debt.

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
             (CONTINUED)

STOCK-BASED COMPENSATION: The Company accounts for stock issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 123 and the Emerging Issue Task Force (EITF) Issue No. 00-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES." SFAS No. 123 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Under the guidance in Issue 00-18, the measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, AN INTERPRETATION OF FASB STATEMENT NO. 109," which clarifies the accounting of uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, "ACCOUNTING OF INCOME TAXES." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of this Interpretation are effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the financial statement impact of the adoption of FIN 48.


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

On July 25, 2006, the Company entered into a Security Purchase Agreement for sale of $2 million aggregate principal amount of callable secured convertible notes. As of August 31, 2006, the Company received an aggregate of $1,066,800 in cash from issuing convertible notes. Management of the Company is actively increasing marketing efforts to increase revenues. The ability of the Company to continue as a going concern is dependent on its ability to meet its financing arrangement and the success of its future operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The company incurred a loss of $2,766,114 and $113,762 for the three months ended August 31, 2006 and 2005, and as of that date, had an accumulated deficit of $10,934,332 and $6,679,153, respectively.

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment as of August 31, 2006 is summarized as follow:

                                                   2006             2005
                                                ---------        ---------
     Automobile                                 $   9,500        $   9,500
     Furniture & Fixture                           27,222           27,222
     Machinary & Equipment                         65,900           61,277
     Leasehold Improvements                        32,047           32,047
     Molds                                         29,857               --
                                                ---------        ---------
                                                  164,526          130,046
     Less accumulated depreciation               (102,984)         (84,910)
                                                ---------        ---------

       Property and Equipment, net              $  61,542        $  45,136
                                                =========        =========


NOTE 4 - ACCRUED EXPENSES

Accrued expenses at August 31, 2006 and 2005 consist of:

                                                    2006           2005
                                                  --------       --------
     Accrued officer's compensation               $112,000       $363,500
     Accrued Professional Fees                       6,000             --
     Accrued Interest Expense                       33,844         30,471
     Accrued taxes                                  25,811            800
                                                  --------       --------
              Total                               $177,655       $394,771
                                                  ========       ========


NOTE 5 - CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

6% $2 MILLION CONVERTIBLE DEBT
------------------------------

On July 25, 2006, the Company entered into a Security Purchase Agreement (the "Agreement") and agreed to issue and sell (i) callable secured convertible notes up to $2 million, and (ii) warrants to acquire for aggregate of 20 million of the Company's common stocks. The notes bear interest at 6% per annum, and mature three years from the date of issuance. The notes are convertible into the Company's common stock at the applicable percentage of the average of the lowest three trading prices for the Company's shares of common stock during the twenty trading day period to conversion. The applicable percentage is 50%; however, the percentage shall be increased to: (i) 55% in the event that a Registration Statement is filed within thirty days from July 26, 2006, and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from July 26, 2006.

The Company may prepay the notes in the event that no event of default exists, there are sufficient number of shares available for conversion, and the market price is at or below $0.10 per share. In addition, in the event that the average daily price of the common stock, as reported by the reporting service, for each day of the month ending on any determination date is below $0.10, the Company may repay a portion of the outstanding principal amount of the notes equal to 101% of the principal amount thereof divided by thirty-six plus one month's interest. The full principal amount of the notes is due upon default under the terms of the Notes. In addition, the Company has granted the investors a security interest in substantially all of its assets and intellectual property as well as registration rights.

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (CONTINUED)

The Company received the first tranch of $700,000 on July 27, 2005, less issuance costs of $295,200, the second tranch of $600,000, less issuance costs of $13,000 on August 30, 2006, and the third and final tranch of $700,000 is to be purchases upon effectiveness of the Registration Statement.

The Company issued seven year warrants to purchase 20,000,000 shares of our common stock at an exercise price of $0.10.

The Company filed a, SB-2 registration statement with the SEC on August 25, 2006, regarding the agreement; however, a registration withdrawal request was filed with the SEC on October 31, 2006.

The issuance costs incurred in connection with the convertible notes are deferred and being amortized to interest expense over the life of each debenture tranch.

The Company is accounting for the conversion option in the debentures and the associated warrants as derivative liabilities in accordance with SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO AND POTENTIALLY SETTLED IN A COMPANY'S OWN STOCK" and EITF No. 05-2, "THE MEANING OF "CONVENTIONAL CONVERTIBLE DEBT INSTRUMENT" IN ISSUE NO. 00-19." The Company attributed beneficial conversion features to the convertible debt using the Black-Scholes Option Pricing Model. The fair value of the conversion feature has been included as a discount to debt in the accompanying balance sheet up to the proceeds received from each tranch, with any excess charged to operations. The discount is being amortized over the life of each debenture tranch using the interest method.

The following tables describe the valuation of the conversion feature of each tranch of the convertible debenture, using the Black Scholes pricing model:

                                                   7/27/2006        8/30/2006
                                                     Tranch           Tranch
                                                 --------------   -------------
     Approximate risk free rate                          5.01%           4.80%
     Average expected life                             3 years         3 years
     Dividend yield                                         0%              0%
     Volatility                                        202.01%         202.01%
     Estimated fair value of conversion feature    $ 1,328,118     $ 1,137,929

The Company recorded the fair value of the conversion feature, aggregate of $2,466,047, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received from each tranch, with any excess or $1,166,047 charged to expense. Amortization expense related to the conversion feature discount for the three months ended August 31, 2006 was $7,290. Remaining unamortized discount as of that date was $1,292,710.

         The Company also granted warrants to purchase 20,000,000 shares of common stock in connection with the financing. The warrants are exercisable at $0.10 per share for a period of seven years, and were fully vested. The warrants have been valued at $1,987,478 using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used.

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (CONTINUED)

                                                                  6/26/2006
                                                                --------------
     Approximate risk free rate                                         5.23%
     Average expected life                                            7 years
     Dividend yield                                                        0%
     Volatility                                                       202.01%
     Number of warrants granted                                    20,000,000
     Estimated fair value of total warrants granted             $   1,987,478


6% $75,000 DEBT
---------------

On June 7, 2006, the Company entered into an agreement with an accredited investor to sale a convertible debenture. The Company received proceeds of $75,000 from the sale of the convertible debenture on June 7, 2006. The debenture is convertible at any time within a three year period into 3,750,000 shares of common stock at $0.02 per share. The debenture carries an interest rate of 6% per annum, and payable annually. In the event that the debenture is not converted to common stock, any unpaid balance, including interest and the principal, becomes due on May 31, 2009.

                                                                    6/7/2006
                                                                 --------------
     Approximate risk free rate                                          4.99%
     Average expected life                                             3 years
     Dividend yield                                                         0%
     Volatility                                                        202.01%
     Estimated fair value of conversion feature                  $     437,730

The Company recorded the fair value of the conversion feature of $437,730, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received with any excess or $362,730 charged to expense.


DERIVATIVE LIABILITIES
----------------------

In accordance with the EITF 00-19, the conversion feature of each convertible debenture and the stock warrants issued in conjunction with convertible debentures have been included as long-term liabilities and were originally valued at fair value at the date of issuance. As a liability, the convertible features and the stock warrants are revalued each period until and unless the debt is converted. As of August 31, 2006, the fair values of the conversion feature and the stock warrants aggregated to $3,860,069. The Company recorded a gain of $1,031,094 related to the change in fair value from the date of issuance of the convertible debt to August 31, 2006. This amount is recorded as "Change in Derivative Liabilities" a component of other income in the accompanying consolidated statement of operations. If the debt is converted prior to maturity, the carrying value will be transferred to equity.

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - PREFERRED STOCKS

On December 7, 2005, the Company had a reverse stock split of 3 to 1 for all issued and outstanding preferred shares and converted all classes of preferred shares into Series A preferred stock. No dividends shall accrue or be payable on the Series A preferred stocks. The Company has the right to redeem each share of Series A preferred stock for $1; however, there is no obligation for this redemption. Each share of Series A preferred stock is entitled to vote on all matters with holders of the common stock; however, each Series A preferred stock is entitled to 1 vote. Each share of Series A preferred stock is convertible, at the option of the holder and subject to a 65 day written notice to the Company, at any time after the date of the issuance into 1 share of fully paid and non-assessable share of common stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series A preferred stock shall be entitled to be paid $1 per share before any payments or distribution of assets of the Company to the holders of the common stock or any other equity securities of the Company. The accompanying consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

On April 5, 2006, the Company filed an SB-2 with the SEC regarding an investment Contract (the "Contract") providing that the Company intends to raise up to $5 million or more utilizing Replacement S-B of the SEC. Under this Contract a subscriber agreed to purchase 3 million shares of the Company's restricted series A preferred stock shares at a price of $0.0733 per share or $220,000. These shares will be registered by the Company in the S-B offering. As of August 31, 2006, all of 3 million shares of restricted series A preferred shares were issued and a subscription receivable of $220,000 was recorded against the Company's equity.

On July 25, 2006, the Company filed a request for withdrawal of Registration Statement with the SEC. The filing of an SB-2 is pending due to the Company's delinquency in periodic filings with the SEC under the Securities Exchange Act of 1934. The Company did not report from 1998 until it resumed reporting in November 2005.


NOTE 7 - COMMON STOCK

On October 31, 2005, the Board approved on reverse split to reduce the authorized common shares to 100 million and also approved the reverse split of 40 to 1 outstanding and issued common shares; the effective was on December 7, 2005. The accompanying consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.


NOTE 8 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                              August 31,2006    August 31, 2005
                                             ---------------    ---------------
     Numerator:
       Net Loss                              $    (2,766,114)   $      (113,762)
                                             ---------------    ---------------
     Denominator:
       Weighted Average Number of Shares          22,207,208          7,536,098
                                             ---------------    ---------------

     Net loss per share-Basic and Diluted    $         (0.12)   $         (0.02)

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - NET LOSS PER SHARE (CONTINUED)

As the Company incurred net losses for the three months ended August 31, 2006, it has excluded from the calculation of diluted net loss per share approximately 6,083,333 related to its convertible debt in accordance with EITF Issue No. 04-8, "THE EFFECT OF CONTINGENTLY CONVERTIBLE DEBT ON DILUTED EARNINGS PER SHARE". There are no dilutive items for the three months ended August 31, 2005.


NOTE 9 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment; accordingly, detailed information of the reportable segment is not presented.


NOTE 10 - RELATED PARTY TRANSACTIONS

The Company had a note payable to a related party in the amounts of $6,886 and $42,802 as of August 31, 2006 and 2005, respectively. The interest rate on the note is 6% and due upon working capital availability. The related accrued interest is $33,844 and $30,471 as of August 31, 2006 and 2005, respectively.


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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of August 31, 2006.

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

OVERVIEW

We are a medical device manufacturer and service provider for medical and consumer markets both domestic and (planned for) abroad. We have four products, one of which has had sales in at least the last three fiscal years (Secure Balance(TM)). The others are oxygen and gas monitoring safety devices that we have developed over the last few years; one of which (OxyView(tm)) we expect to begin selling in calendar year 2006, OxyView(tm), OxyAlert(TM) and GasAlert(TM). GasAlert(TM) development is currently "on hold" and we don't intend to focus on it until we have OxyView(tm) and OxyAlert(TM) in a production and sales mode. We also have a agri-business concept known as Pure Produce, which involves establishing soil-less indoor farming facilities near population centers to grow food and neutriceuticals.

We account for our Secure Balance(TM) sales on a cash basis. We had sales revenues of $189,158 for the first quarter of our fiscal year 2007 (running from June 1, 2006 to May 31, 2007) compared to $532,872 for the same time period in fiscal year 2006 (all sales of Secure Balance(TM)).

Management attributes the drop in Secure Balance(tm) sales (in comparison to a year ago) to a change in billing practices of Medicare. The government "changed" the rules, telling physicians that they could not utilize the balance therapy equipment in their offices without having a licensed physical therapist on hand while the equipment was in use. Therefore, for a period of time, only physicians willing to bring physical therapists into their offices were willing to purchase or lease Secure Balance(tm). However, after an outcry from physicians, Management has learned that Medicare's decision has been reversed. It is Management's understanding that now Secure Balance(tm) can be utilized by physicians, in their offices (without the need to have a physical therapist present), as long as the use is "incident" to their practices. As a result, Management expects Secure Balance(tm) sales to increase.

In addition, we have completed our prototype testing for OxyView(tm) and plan to begin manufacturing and sales during our next fiscal quarter (that ends on November 30, 2006).

We have had significant losses since inception. Our net loss for the first quarter of fiscal year 2007 is $2,627,033 compared with $113,762 during the same time period in fiscal year 2006.

We anticipate that we will continue to incur substantial operating losses in our fiscal year 2007 as we wrap up our research and development of our BAFI(TM) product line and continue to seek an increase in Secure Balance(TM) sales. We will also have continuing development, manufacturing and sales costs for OxyView(tm). We will have continuing costs in our efforts to catch up on our delinquent periodic reporting filings with the SEC, in filing our current periodic reporting filings with the SEC and when filing our registration statements (as required by investment contracts). All of these factors contributed to our net loss during the current quarter.

As of August 31, 2006 we had an accumulated deficit of $10,795,251 (up from $6,679,153 as of the first quarter of fiscal year 2006).

Our business plan for the remainder of fiscal year 2007 (ending May 31, 2007) is to continue our efforts to increase the market share Secure Balance(TM) and to begin world-wide sales of one of our BAFI(TM) product lines, OxyView(tm). We will also continue to develop Oxy Alert(tm) and Pure Produce if funds allow.

SIGNIFICANT FINANCING THIS QUARTER

On July 25, 2006, we entered into a Securities Purchase Agreement for a total subscription amount of $2,000,000 that included Stock Purchase Warrants and Callable Secured Convertible Notes with AJW Capital Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC. The initial funding of $700,000 (we received net proceeds of $640,000) was completed on July 26, 2006 with the following parties and evidenced by callable secured convertible notes: AJW Capital Partners, LLC invested $67,900; AJW Offshore, Ltd. invested $413,000; AJW Qualified Partners, LLC invested $210,000; and New Millennium Capital Partners II, LLC invested $9,100.

The callable secured convertible notes are convertible into shares of our common stock at a variable conversion price based upon the applicable percentage of the average of the lowest three (3) Trading Prices for the Common Stock during the twenty (20) Trading Day period prior to conversion. The "Applicable Percentage" means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing. Under the terms of the callable secured convertible note and the related warrants, the callable secured convertible note and the warrants are exercisable by any holder only to the extent that the number of shares of common stock issuable pursuant to such securities, together with the number of shares of common stock owned by such holder and its affiliates (but not including shares of common stock underlying unconverted shares of callable secured convertible notes or unexercised portions of the warrants) would not exceed 4.99% of the then outstanding common stock as determined in accordance with Section 13(d) of the Exchange Act.

The parties received the following seven year warrants to purchase shares of our common stock, exercisable at $.10 per share: AJW Capital Partners, LLC - 1,940,000 warrants; AJW Offshore, Ltd. - 11,800,000 warrants; AJW Qualified Partners, LLC - 6,000,000 warrants; and New Millennium Capital Partners II, LLC
- 260,000 warrants (the "Warrants"). The Warrants are not subject to registration rights.

Upon full subscription to the Securities Purchase Agreement and the conversion in full of the Callable Secured Convertible Notes, the total shares being registered are 47,619,048 as follows: (i) AJW Capital Partners, LLC - 4,619,048 shares of common stock issuable in connection with the conversion of the callable secured convertible note; (ii) AJW Offshore, Ltd. - 28,095,238 shares of common stock issuable in connection with the conversion of the callable secured convertible note;; (iii) AJW Qualified Partners, LLC - 14,285,714 shares of common stock issuable in connection with the conversion of the callable secured convertible note; and (iv) New Millennium Capital Partners II, LLC - 619,048 shares of common stock issuable in connection with the conversion of the callable secured convertible note.

Lionheart Associates, LLC (d/b/a Fairhills Capital) ("Lionheart") acted as a consultant to us. In consideration for their services, we issued to them warrants representing the right to purchase up to 2,000,000 shares of our common stock at an exercise price of $.10 per share. These warrants also expire on July 26, 2013.

More information regarding this transaction is available within our Form SB-2 as filed with the SEC on August 25, 2006.

WITHDRAWAL OF OUR SB-2 OF APRIL 5, 2006

On July 25, 2006, we filed a Request for Withdrawal of Registration Statement. This filing withdrew our first SB-2 filing of April 5, 2006. This withdrawal was necessary in order for the company to proceed with the SB-2 as filed on August 25, 2006.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements. Certain of our policies require the application of management's judgment in making estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Our significant accounting policies include:

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2006 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2005

We had $189,158 in sales for the first quarter of fiscal year 2007, down from $532,872 during the same period of fiscal year 2006. Our cost of sales was $115,547 for this period of fiscal year 2006 and $85,046 for the first quarter of fiscal year 2005. As a result, our gross profit decreased from $447,826 in the first quarter of fiscal year 2006 to $73,611 in the same period of fiscal year 2007 (this quarter). Our selling, general and administrative expenses for the first quarter of fiscal year 2007 were $329,104 ($559,246 in the same period of fiscal year 2006).

Our operating loss increased from $111,420 for the first quarter of fiscal year 2006 to $255,493 for the first quarter of fiscal year 2007. We expect our operating costs to fluctuate in relation to our sales results during fiscal year 2007, but still have a goal of turning a profit at some point in fiscal year 2007.

OPERATING LOSS CARRYFORWARD (CALCULATED ON A FISCAL YEAR BASIS)

As of May 31, 2006 and 2005, the Company had net operating loss carryforwards, approximately, of $3,009,598 and $1,406,771, respectively, to reduce future federal and state taxable income. To the extent not utilized, the carryforwards will begin to expire through 2026. The Company's ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets. A valuation allowance is recorded for the full amount of deferred tax assets of approximately $1,294,127 and $602,098, for the years ended May 31, 2006 and 2005, respectively, which relates to these loss carryforwards, since future profits are indeterminable. See our Form 10-KSB for more information (filed on August 8, 2006).

LIQUIDITY AND CAPITAL RESOURCES

Our net cash flow from financing activities was $1,002,859 in the quarter ending August 31, 2006. We financed our operations in the first quarter of fiscal year 2007 with $189,158 of sales of Secure Balance(TM) and private placement securities sales totaling $1,066,800.

As of August 31, 2006, we had cash on hand of $824,575 (compared to $404,432 in the same quarter of fiscal year 2006). We had no accounts receivable during this time period (compared to ($38,565) during same quarter of fiscal year 2006).

Our future cash requirements will depend on many factors, including finishing our research and development programs for our BAFI(TM) product line (largely completed for OxyView(tm)) and tooling for manufacturing of OxyView(tm), which we are currently engaged in. We will have costs involved in filing, prosecuting and enforcing patents, including foreign patents (planned for the immediate future for OxyView(tm)). We will have costs to complete technological and market developments and the cost of product commercialization, commencing our manufacturing and sales programs for OxyView(tm), as well as our ongoing Secure Balance(TM) sales effort. We also have considerable expense involved in our effort to get up-to-date on all SEC periodic reporting filings under the Securities Exchange Act of 1934, as well as costs involved in filing current periodic reporting and securities registration (as required by contracts with investors).

We do not expect to generate a positive cash flow from operations at least until the commercial launch of our OxyView(tm) product line (planned for the second quarter of our fiscal year 2007) and possibly later given the expected cost of commercializing our products. We intend to seek additional funding through public or private financing transactions. Successful future operations are subject to a number of technical and business risks, including our continued ability to obtain future funding, satisfactory product development and market acceptance for our products. See "Business Risks" below.

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

All of our manufacturing tooling and ultimately the manufacturing process itself, is out-sourced. We are estimating that we'll spend $260,000 into the Fall of 2006 getting OxyView manufacturing equipment (called manufacturing molds) ready for production. We've budgeted $114,000 for product molding tooling, about $88,000 for assembly of the manufacturing unit and a sonic welder and about $58,000 for special printing around the cylinder and piston face. We will be able to order the commencement of manufacturing of OxyView units when the manufacturing molds are completed. We plan to order 250,000 OxyView units in our first manufacturing run. Once manufacturing commences, we anticipate about 2 weeks before product will be ready for shipping to customers. We do not have to file a 510(k) pre-market notification with the Food and Drug Administration for this particular product (because it is a monitoring device).

Our retail sales effort will be through independent sales people and entities. We do not plan to hire Ingen employees to sell OxyView. OxyView retail pricing will start at $14.95/unit (per our current plan). As long as we meet our timing goal for the commencement of manufacturing and have funds available for advertising, the Company hopes to penetrate 10% of the market throughout the calendar year of 2007. If we meet these goals, we will have $2.8 million in sales to hospitals and surgical facilities, and another $12 million sold to oxygen suppliers/medical supply chains for patients using outpatient oxygen therapy during the first year.

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

We believe that Secure Balance(TM) is now among the leaders in the balance and fall prevention industry. We expect to be able to capitalize on this notoriety and increase our Secure Balance(TM) sales in fiscal year 2007 and beyond (as long as physicians are not impacted by Medicare billing changes, that may fluctuate periodically, as discussed above, and below).

Negative Trends:

Our product sales are impacted by Medicare, and are Medicare dependent. Adverse economic conditions, federal budgetary concerns and politics can affect Medicare regulations and could negatively impact our product sales.

SEASONAL ASPECTS THAT EFFECT MAY IMPACT OUR MEDICAL MARKET

Traditionally, the medical market experiences an economic decrease in purchasing during the summer months. Peak months are usually October through February, followed by a decrease from March to May. Except for the summer of 2005 (when we had better-than-expected Secure Balance(tm) sales), this is the common "bell curve" that has been consistent for several decades and will affect our sales during the course of a year.

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

EMPLOYEES

We have no employees. Our company is basically a holding company (formed in Georgia) that owns or has rights to certain proprietary products and operates our business through another company with our same name, Ingen Technologies, Inc., a Nevada company. As of the date of this periodic report, Ingen Technologies, Inc., the Nevada company, has one full time employee, Mr. Scott R. Sand, our CEO, Founder and Chairman. Mr. Sand is paid a monthly draw on a "1099" basis of $5000; the company does not withhold taxes from his draw. Our Secure Balance(TM) systems (the equipment) are sold to us for re-sale on a "private label" basis; we have no part in the design or manufacture of the systems. We hire sales representatives to sell Secure Balance(TM). These reps are paid on a contractual basis and are not technically our employees. We will out-source the manufacturing of our OxyView(tm) product and will sell these products utilizing a distribution network that will not include the use of company employees.


                                 BUSINESS RISKS


EACH OF THE FOLLOWING RISKS COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS, WHICH COULD CAUSE THE PRICE OF OUR SHARES TO DECLINE SIGNIFICANTLY. OUR FORWARD-LOOKING STATEMENTS ARE SUBJECT TO THE FOLLOWING RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY OUR FORWARD-LOOKING STATEMENTS AS A RESULT OF THE RISK FACTORS BELOW. SEE "FORWARD-LOOKING STATEMENTS."

THE FOLLOWING RISKS RELATE TO OUR OBLIGATION TO FILE REPORTS UNDER THE SECURITIES EXCHANGE ACT OF 1934:

THE SEC HAS THREATENED TO SUSPEND TRADING OF OUR STOCK

On October 13, 2005, we received a letter from the Division of Corporate Finance of the Securities and Exchange Commission ("SEC") in connection with our failure to file periodic reports as required by the Securities Exchange Act of 1934. Specifically, as of the date of the SEC's letter, our predecessor failed to file periodic reports dating to fiscal year ended 1998. After the Merger, we recommenced filing of our periodic reports on November 7, 2005. Based on same, we are required to file all reports not previously filed or we may face an SEC administrative hearing pursuant to which the trading of our stock could be suspended until such time as our filings become current. Our counsel has contacted the SEC in connection with this matter and has communicated progress we have made to date in bringing our filings current. To date, the SEC has not scheduled such an administrative hearing.

Our fiscal year is from June 1 to May 31. We have filed annual reports on Form 10-KSB for our fiscal years 2004, 2005, and 2006 and quarterly reports on Form 10-QSB for each quarter during fiscal years 2004 and 2005 and the first three quarters of fiscal year 2006, as well as other documents as contained on EDGAR. We are currently attempting to gather information from former CRTZ officials, attorneys and accountants so that our auditors can complete back financial statements and our legal counsel can complete and file the remaining back reporting documents. Our counsel is keeping the SEC abreast of our efforts on a continuing basis. However, there is no guarantee that we will be able to complete our back filings in a manner and within a period of time acceptable to the SEC. There is no guarantee that we will be able to maintain an uninterrupted public market for our securities.

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

WE MAY BE SUBJECT TO DISCIPLINE PURSUANT TO SECTION 14 OF THE SECURITIES EXCHANGE ACT OF 1934 BASED ON OUR FAILURE TO FILE A PROXY STATEMENT WITH THE SEC IN CONNECTION WITH THE EFFECTUATION OF OUR REVERSE STOCK SPLITS AND AMENDMENTS TO OUR ARTICLES OF INCORPORATION.

Pursuant to Section 14 of the Securities Exchange Act of 1934, we are required to furnish a publicly-filed preliminary and/or definitive written proxy statement to any shareholder whose vote shall be solicited in connection with any proposed corporate action requiring a shareholder vote. We are also required to file such proxy statements with the Securities and Exchange Commission. Certain exemptions may apply which allow us to furnish shareholders with an information statement, as opposed to a proxy statement, which must also be filed with the Securities and Exchange Commission. Additionally, the Georgia Business Corporation Code requires us to provide shareholder notice within a reasonable time from the date shareholder approval was acquired.

Based upon same, we were required to notify our shareholders and file an information statement prior to filing amendments to our Articles of Incorporation pursuant to which we reduced the number of authorized shares of our common stock from 500,000,000 to 100,000,000 with the State of Georgia, as well as prior to the effectuation of the 1-for-40 reverse split of all of our common shares and the 1-for-3 reverse stock split of our preferred shares.

Although such actions were approved by the holders of the majority of our outstanding shares entitled to vote thereon and although notice was sent to the shareholders as required under Georgia state law, such actions should not have been effectuated without the filing of the information statement with the SEC.

Because we failed to file such information statement in a timely manner and provide our shareholders with proper notice, we may be subject to discipline by the Securities and Exchange Commission in violation of Section 14 of the Securities and Exchange Act.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We have experienced significant operating losses in each period since our inception. As of August 31, 2006, we have incurred total accumulated losses of $10,795,251. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with operations. We expect to incur increasing operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

OUR PRODUCTS MAY NOT BE SUCCESSFULLY DEVELOPED OR COMMERCIALIZED, WHICH WOULD HARM US AND FORCE US TO CURTAIL OR CEASE OPERATIONS.

We are a relatively new company and our BAFI(TM) product line in particular is still in the late stages of development. We have manufacturing prototypes for OxyView(tm), but still need manufacturing prototypes for OxyAlert(TM) and GasAlert(TM). These products, once marketing commences, may not be successfully commercialized on a timely basis, or at all. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of these products or other potential products, or if our products do not achieve a significant level of market acceptance, we would be forced to curtail or cease operations. Even if we develop our products for commercial use, we may not be able to develop products that:

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

OUR STOCK IS THINLY TRADED, WHICH CAN LEAD TO PRICE VOLATILITY AND DIFFICULTY LIQUIDATING YOUR INVESTMENT.

The trading volume of our stock has been low, which can cause the trading price of our stock to change substantially in response to relatively small orders. In addition, during the last two fiscal years, our common stock has traded as low as .002 and as high as .40 (as of August 31, 2006). Both volume and price could also be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

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

A SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

If our shareholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. As of August 31, 2006, 18,134,547 shares of our issued common stock are unrestricted and 11,205,158 shares are restricted (but many may be eligible to have restrictions lifted).

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

We received proceeds of $75,000 from the sale of a convertible debenture to Salvatore Amato. The debenture is convertible at any time within a 3 year period into 3,750,000 shares ($0.02 per share) of restricted common shares with registration rights. The agreement and debenture are dated May 31, 2006. The debenture pays 6% per annum.

On July 26, 2006, we completed a financing agreement by signing a securities purchase agreement for a maximum of $2,000,000. The initial closing was for financing of the principal amount of $700,000 for which we issued callable secured convertible notes. The initial funding was undertaken as follows: AJW Capital Partners, LLC - $67,900; AJW Offshore, Ltd. - $413,000; AJW Qualified Partners, LLC - $210,000; and New Millennium Capital Partners II, LLC - $9,100. Under the securities purchase agreement, we will receive the principal amount of $600,000 when this SB-2 registration statement is filed with the SEC; and the final principal amount of $700,000 when this registration statement is declared effective. At both times, we will issue callable secured convertible notes for such amounts. The note is convertible into our common shares at the lowest 3 intra-day trading prices during the 20 trading days immediately prior to the conversion date discounted by 40%. The investors in the financing shall not be entitled to convert the promissory note if such conversion would result in any investor solely owning more than 4.99% of our outstanding shares of common stock.

Based on our recent financing, we have also issued 20,000,000 warrants convertible into shares of our common stock. Each Warrant entitles to holder to one share of our common stock. The warrants were issued as follows: AJW Capital Partners, LLC - 1,940,000 warrants; AJW Offshore, Ltd. - 11,800,000 warrants; AJW Qualified Partners, LLC - 6,000,000 warrants; and New Millennium Capital Partners II, LLC - 260,000 warrants. The exercise price is $.10 and is exercisable for seven years from the date of issuance. The warrants have a cashless exercise feature. For the 20,000,000 warrants issued on July 26, 2006, the expiration date is July 26, 2013.

The convertible notes and the warrants (the "Securities") were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such Securities. The above issuance of Securities qualified for exemption under
Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. The holders set forth above were each accredited investors and had access to information normally provided in a prospectus regarding us. The offering was not a "public offering" as defined in
Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of Securities offered. We did not undertake an offering in which we sold a high number of Securities to a high number of investors. In addition, the holders set forth above had the necessary investment intent as required by Section 4(2) since they agreed to receive a share certificate bearing a legend stating that such shares underlying the Securities are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

On July 26, 2006 we issued warrants to representing the right to purchase up to 2,000,000 shares of our common stock at an exercise price of $.10 per share. The exercise price is $.10 and is exercisable for seven years from the date of issuance. The warrants have a cashless exercise feature. The warrants were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such warrants. The above issuance of warrants to purchase shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such warrants did not involve a public offering. The warrant-holder represented that it was an accredited investor and had access to information normally provided in a prospectus regarding us. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the warrant-holder had the necessary investment intent as required by Section 4(2) and agreed to receive a share certificate upon exercise of the warrant bearing a legend that such shares underlying the warrant are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

All of the above issuances of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. Each of these shareholders was a sophisticated investor and had access to information regarding us. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transactions.

All stock numbers and prices per share have been adjusted to reflect the 1-for-40 reverse split of our common stock split effective December 8, 2005.


ITEM 6.  EXHIBITS

(all exhibits with original signatures are contained in the corporate office files of Ingen Technologies, Inc. ("Ingen"))

Exhibit No.     Document Description
-----------     --------------------

    4.5 Form of Stock Purchase Warrant by and among Ingen Technologies, Inc. and the New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC. (incorporated by reference to Ingen's Form 8-K filed August 8, 2006)

    4.6 Registration Rights Agreement by and among Ingen Technologies, Inc. and the New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC. (incorporated by reference to Ingen's Form 8-K filed August 8, 2006)

    4.7 Security Agreement by and among Ingen Technologies, Inc. and the New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC. (incorporated by reference to Ingen's Form 8-K filed August 8, 2006)

    4.8 Intellectual Property Security Agreement by and among Ingen Technologies, Inc. and the New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC. (incorporated by reference to Ingen's Form 8-K filed August 8, 2006)

    5.1 Opinion of legality and consent of Anslow & Jaclin, LLP, dated August 25, 2006 (incorporated by reference to Ingen's Form SB-2 filed on August 25, 2006)

    10.1        Investment Agreement with Salvatore Amato, dated May 31, 2006.*

    10.2 Consulting Agreement between National Financial Communications Corp. and Ingen Technologies, Inc. dated July 24, 2006 pursuant to which NFC will render public relations, communications, advisory and consulting services (incorporated by reference to Ingen's Form SB-2 filed on August 25, 2006)

    31.1        Certification of Chief Executive Officer as required pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.*

    31.2        Certification of Chief Financial Officer as required pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.*

    32.3 Certification of Chief Executive Officer and Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

------------
*  Filed herewith.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INGEN TECHNOLOGIES, INC.


November 1, 2006                          /s/ Scott R. Sand
                                          -------------------------------------
                                          Scott R. Sand
                                          Chief Executive Officer and Chairman


November 1, 2006                          /s/ Thomas J. Neavitt
                                          -------------------------------------
                                          Thomas J. Neavitt
                                          Secretary and Chief Financial Officer