Form 10KSB/A
period 2005-05-31
Ingen Technologies, Inc.
filed 2006-12-05
CIK 861058

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

This Form 10-KSB/A is being filed to amend Ingen Technologies, Inc.'s Annual Report on Form 10-KSB for our fiscal year ended May 31, 2005 (filed on November 7, 2005). The purpose of this amendment is to include the certification of our Chief Executive Officer and our Chief Financial Officer under Section 906 of Sarbanes-Oxley.

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

                         ANNUAL REPORT ON FORM 10-KSB/A
                         Fiscal Year ended May 31, 2005

                                TABLE OF CONTENTS

                                    PART III


ITEM 13. EXHIBITS (All Exhibits have been properly signed by the parties. Original agreements are filed in our offices)

         32.1 Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Scott R. Sand, Chief Executive Officer and Thomas
                  J. Neavitt, Chief Financial Officer.

--------------------------------------------------------------------------------

                                    PART III

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

                                      Date: December 5, 2006