Form 10KSB/A
period 2006-05-31
Ingen Technologies, Inc.
filed 2006-12-07
CIK 861058

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


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

This Form 10-KSB/A is being filed to amend Ingen Technologies, Inc.'s Annual Report on Form 10-KSB for our fiscal year ended May 31, 2006 (filed on August 8,
2006). The purpose of this amendment is to include the certification of our Chief Executive Officer and our Chief Financial Officer under Section 906 of Sarbanes-Oxley.

Generally, no attempt has been made in this Form 10-KSB/A to modify or update other disclosures presented in the original report on Form 10-KSB. This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB or modify or update those disclosures except as aforesaid. Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-KSB with the Securities and Exchange Commission on August 8, 2006. The following item or items have been amended as a result of the filing of this amendment:


                         ANNUAL REPORT ON FORM 10-KSB/A
                         Fiscal Year ended May 31, 2006

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


--------------------------------------------------------------------------------

                                    PART III
ITEM 13. EXHIBITS (All Exhibits have been properly signed by the parties. Original agreements are filed in our offices)


                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized (by Power of Attorney in 10-KSB filed August 8, 2006).

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