Form 10KSB
period 1998-06-30
Ingen Technologies, Inc.
filed 2007-02-09
CIK 861058

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

         For the fiscal year ended: June 30, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

         For the transition period from:_______________ to ________________

Commission file number:  0-28704
                        --------

                            INGEN TECHNOLOGIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

           Georgia                                      84-1122431
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

35193 Avenue "A", Suite-C
Yucaipa, CA                                               92399
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:  (800) 259-9622

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                              (Title of Each Class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ]. No [X].

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes [ ]. No [X].

The issuer's revenues for its most recent fiscal year ended May 31, 2006 were $846,783. The issuer's revenues for its fiscal year ended June 30, 1998 were $1,981,115.

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,567,204 based on a closing price of $0.055 on January 30, 2007.

The number of shares of the registrant's common stock outstanding as of January 30, 2007 was 29,609,610.

         DOCUMENTS INCORPORATED BY REFERENCE

None.

         Transitional Small Business Disclosure Format (check one):

         Yes [ ]                          No [X]

                                      INDEX

                                                                          Page
                                                                          Number

                                     PART I.

Item 1.        Business                                                       4

Item 2.        Properties                                                     6

Item 3.        Legal Proceedings                                              6

Item 4.        Submission of Matters to a Vote of Security Holders            7

                                 PART II.

Item 5.        Market for Common Equity, Related Stockholder Matters and
               Small Business Issuer Purchases of Equity Securities           7

Item 6.        Management's Discussion and Analysis or Plan of Operation      8

Item 7.        Financial Statements                                          10

Item 8.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                           19

Item 8A        Controls and Procedures

Item 8B        Other Information

                                 PART III.

Item 9.        Directors, Executive Officers, Promoters and Control
               Persons; Compliance with Section 16(a) of the Exchange Act    19

Item 10.       Executive Compensation                                        23

Item 11.       Security Ownership of Certain Beneficial Owners and
               And Related Stockholder Matters Management                    23

Item 12.       Certain Relationships and Related Transactions                24

                                 PART IV.

Item 13.       Exhibits                                                      24

Item 14.       Principal Accountant Fees and Services                        24

Note Regarding Forward Looking Information

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

                                     PART I.

ITEM 1.  DESCRIPTION OF BUSINESS
-------

THE COMPANY

Ingen Technologies, Inc. (formerly known as Creative Recycling Technologies, Inc., hereinafter sometimes referred to as the "Registrant") was incorporated under the laws of the state of Georgia in 1995 under the name Classic Restaurants International, Inc. The Registrant changed its name in 1998 to Creative Recycling Technologies, Inc. During the fiscal year ended June 30, 1998, the Registrant operated two restaurants through a wholly owned subsidiary. During the fiscal year ended June 30, 1998 one of these restaurants was abandoned. The wholly owned subsidiary that operated the restaurants was sold in May of 1999, and the Registrant became a Development Stage Enterprise at this point. All activity associated with the restaurants is reflected as Discontinued Operations for purposes of the financial information contained herein.

The Registrant entered into an Agreement and Plan of Share Exchange dated February 27, 1998 with AA Corp. under which the Registrant had agreed to purchase all of the issued and outstanding stock of AA Corp. This agreement was mutually rescinded by an agreement dated December 1999. Among the reasons for rescission were: 1) AA Corp. was never a valid entity; and 2) its primary shareholder was stated to be a trust that was never created and did not exist. As a result of these circumstances, the proposed Agreement and Plan of Share Exchange dated February 27, 1998 was deemed null and void. For purposes of the financial information contained herein, the activity of AA Corp. is entirely ignored and has been deemed to have never been a legal part of the Registrant. The Registrant did issue stock as consideration for the acquisition of AA Corp. Some of this stock was cancelled or returned. The value of the stock that was issued as consideration for the acquisition of AA Corp. that was never returned or cancelled has been deducted as an expense when it was issued.

From 1999 through March of 2004 the Registrant had no significant business activities.

In March of 2004, the Registrant merged with (purchased all the stock of) a Nevada corporation, Ingen Technologies, Inc. Ingen Technologies, Inc. survived as a wholly owned subsidiary in Nevada for the sole purpose of operating the new business of the Registrant. The Registrant remained a Georgia company, with completely new management and an active business plan in the medical devices industry (operated by the Nevada corporation with the same name). Shortly thereafter, the name of the Registrant was changed to Ingen Technologies, Inc.

Ingen Technologies, Inc., the Nevada corporation, was founded by Scott R. Sand in 1999. Upon the Registrant's acquisition of Ingen Technologies, Mr. Sand was appointed as Chief Executive Officer and was elected as Chairman of the Board of Directors.

The Registrant is currently delinquent in several of its required periodic reports under the Securities Exchange Act of 1934. The Registrant stopped periodic reporting during 1998. After the acquisition of Ingen periodic reporting commenced on November 7, 2005. Reporting commenced with the filing of the Form 10-KSB dated May 31, 2004. The Registrant is in the process of filing all delinquent periodic reports due under the Securities Exchange Act of 1934.

Upon the acquisition of Ingen in March of 2004, the Registrant changed its fiscal year from ending on June 30 to ending on May 31.

The Registrant reduced the authorized number of shares of its common shares from 500 million to 100 million in 2005. The number of authorized preferred shares is 40 million. Effective December 6, 2005, the Registrant authorized a reverse split of common shares on a ratio of 40 into 1; thereby reducing the number of issued shares from 488,037,593 to 12,201,138. The preferred shares were also reverse split at a ratio of 3 into 1, reducing our issued preferred shares from

39.9 million to 13.3 million. Our preferred shares are convertible into common shares on a 1 into 1 basis. Our preferred shares are entitled to vote on an equal footing with common shares on all matters for which shareholder voting input is required. The Registrant's common stock currently trades under the symbol "IGTG." The shares outstanding as of June 30, 1998 have been adjusted to reflect this reverse stock split.

DISCONTINUED BUSINESS OVERVIEW

In the fiscal year ended June 30, 1998, the Registrant operated two restaurants through its wholly owned subsidiary, Classic Restaurants International, Inc. ("Classic"). Classic was organized under the laws of the State of Florida on April 7, 1992, for the purpose of developing and operating restaurants using a dinner theater concept. On December 1, 1992, Classic opened Musicana Supper Club in Boca Raton, Florida. Classic opened Musicana Dinner Theater in Clearwater, Florida on May 14, 1994. The Registrant acquired all of the outstanding stock of Classic on December 31, 1996. This subsidiary was sold on February 19, 1999. All financial activity of the restaurants is included as Discontinued Operations in the financial information contained herein.


CURRENT BUSINESS OVERVIEW

The following is an overview of the existing business of the Registrant (the business of Ingen Technologies acquired in March of 2004)

Ingen Technologies, Inc. (hereinafter referred to as "Ingen") is a medical device manufacturer and service provider for medical and consumer markets both domestic and abroad. Ingen currently has four products: Secure Balance(TM), OxyAlert(TM), GasAlert(TM), and OxyView. These products are described in greater detail in more current reports filed with the Securities and Exchange Commission as well as on its website at www.ingen-tech.com.

The Registrant currently generates revenues from its Secure Balance(TM) program; a medical product line for physicians and hospitals that provides patient services for "balance & fall prevention" programs.

The Registrant has an oxygen-monitoring device known as OxyAlert(TM), a second-generation design of the Company's BAFI(TM) product line. Both of these products have been issued two US Patents: Patent No. 6,137,417 issued on October 24, 2000 and Patent No. 6,326,896 B1 issued on December 4, 2001. Both of these products are low-oxygen safety warning devices used on remote oxygen cylinders for patients, commercial aircraft, military transport, and fire and safety equipment. OxyAlert(TM) technology encompasses the use of digital sensing and RF frequency transfer so that care givers can access a hand-held remote to monitor the actual oxygen level of any oxygen cylinder at a reasonable distance. The Registrant anticipates beginning sales of OxyAlert(TM) in calendar year 2007 pending available capital.

Using the same patented and proprietary technology, the Registrant also plans to offer its GasAlert(TM) product; a device that interfaces between any gas line and accessory, such as a water heater, dryer, stove or heater, to detect leaks. This is a mass consumer item. There currently is not an anticipated market date for GasAlert(TM).

The newest product of the Registrant is OxyView, which has a U.S. (as well as China and Japan) patent and trademark pending. This device is a pneumatic gauge that provides visual safety warning of oxygen flow to hospitalized patients. This product is designed to enhance the safety, assurance and accuracy of hospitalized patients being administered oxygen from any source. OxyView is a lightweight pneumatic gauge that is attached to the oxygen tubing just below the neck. It informs the nursing staff of oxygen flow rate near the patient. It is designed to quickly inform the hospital staff of any leak or inaccuracy between the delivery source and the patient.

PRODUCT LIABILITY WITH THE REGISTRANT'S CURRENT PRODUCTS

Beginning with the design phase of product development, the Registrant has incorporated preventive measures aimed at reducing its potential exposure to liability risk. The Registrant's product development and manufacturing program includes high product reliability standards meant to result in high mean times between failures (MTBF). The Registrant plans to achieve a high MTBF factor by pursuing strict quality control procedures and by holding its manufacturing partners to such high standards by written contract. By designing and manufacturing a reliable, high quality product, the Registrant will minimize, but not eliminate, the possibility and occurrence of defective products.

The manufacturing and marketing of the Registrant's products, incorporating new and unproved technology, has inherent risk. No one can be sure how each product will operate over time and under various conditions of actual use. Even if the products are successfully manufactured and marketed, the occurrence of warranty or product liability, or retraction of market acceptance due to product failure or failure of the product to meet expectations could prevent the Registrant from ever becoming profitable. Development of new technologies for manufacture is frequently subject to unforeseen expenses, difficulties and complications, and in some cases such development cannot be accomplished. In the opinion of management, the products, and services, as designed, have many positive attributes, but such attributes must be balanced against limited field operating experience and unknown technological changes.

GOVERNMENT REGULATION OF THE REGISTRANT'S CURRENT PRODUCT

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

         o Class III devices are devices for which there is insufficient information demonstrating that general and special controls will provide a reasonable assurance of safety and effectiveness and which are life-sustaining, life-supporting or implantable devices, or devices posing substantial risk. Unless a device is a preamendments device that is not subject to a regulation requiring a Pre-market Approval ("PMA"), the FDA generally must approve a PMA prior to the marketing of a class III device in the United States.

The Registrant's BAFI(TM) product line and Secure Balance(TM) are "Class-II" devices.

LABELING AND ADVERTISING. The nature of marketing claims that the FDA will permit the Registrant to make in the labeling and advertising of its medical devices will be limited to those specified in its FDA 510(k)s. Should the Registrant make claims exceeding those that are warranted, such claims will constitute a violation of the Federal Food, Drug, and Cosmetics Act. Violations of the Federal Food, Drug, and Cosmetics Act, Public Health Service Act, or regulatory requirements at any time during the product development process, approval process, or after approval may result in agency enforcement actions, including voluntary or mandatory recall, license suspension or revocation, 510(k) withdrawal, seizure of products, fines, injunctions and/or civil or criminal penalties. Any agency enforcement action could have a material adverse financial effect on the Registrant. The Registrant's advertising of products will also be subject to regulation by the Federal Trade Commission, under the FTC Act. The FTC Act prohibits unfair methods of competition and unfair or deceptive acts in or affecting commerce. Violations of the FTC Act, such as failure to have substantiation for product claims, would subject us to a variety of enforcement actions, including compulsory process, cease and desist orders, and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, and restitution. Violations of FTC enforcement orders can result in substantial fines or other penalties.

FOREIGN REGULATION. Outside the United States, the Registrant's ability to market its products will also depend on receiving marketing authorizations from the appropriate regulatory authorities. The foreign regulatory approval process includes all of the risks associated with FDA procedures described above. The requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country.

EMPLOYEES

The Registrant currently has one full-time employee in its wholly owned subsidiary. As of June 30, 1998 the Registrant had approximately 40 full or part-time employees associated with the operation of the restaurants that were sold or abandoned in 1998 and 1999.

INTELLECTUAL PROPERTY

As of June 30, 1998, the Registrant did not own any intellectual property rights. Under its current business operations as of the filing of this report, the Registrant owns two patents and a total of four trademarks for its products. Patents, trademarks and trade secrets are essential to the future profitability of the Registrant's products, and it is the Registrant's policy to pursue intellectual property protection aggressively for all of its products.


ITEM 2.  DESCRIPTION OF PROPERTY
-------

As of June 30, 1998, the Registrant leased approximately 10,000 square feet of space in Boca Raton, Florida pursuant to the terms of a five-year lease which had expired in November 1997. The Registrant signed a letter of intent with the landlord to renew the lease for an additional five year term to begin in November 1997. There is no evidence that a formal lease agreement was ever executed and the Registrant sold its operations and any continued obligation under the lease in February 1999. The monthly lease payment was approximately $7,000.

The Registrant had also leased approximately 12,000 square feet of space for its restaurant in Clearwater, Florida pursuant to the terms of a five-year, six-month lease which expired on August 31, 1999. The Registrant was in default of this lease at the time in which the Clearwater restaurant was closed. All liabilities associated with this lease were disposed of when the subsidiary was sold in February of 1999.

As of June 30, 1998, the Registrant rented executive offices in Norcross, Georgia. The Registrant paid monthly rent of $1,521 for approximately 930 square feet, pursuant to a five-year lease which expired October 1, 2001.

The Registrant currently does not own any real property. It leases approximately 1,000 square feet of office space in Yucaipa, California at a current rental rate of approximately $775 per month. This written lease expires on April 1, 2008. The Registrant also rents, on an oral month-to-month basis, a portion of its current President's (Scott R. Sand) personal residence as a second office for Mr. Sand and for storage space. The rental on this facility is $1400 per month for about 1200 square feet of office and storage space. The Registrant believes that these facilities are adequate for its current requirements.

ITEM 3.  LEGAL PROCEEDINGS
-------

As of June 30, 1998, the Registrant had potential liabilities with the closing of its restaurant in Clearwater, Florida. These liabilities included the potential for lawsuits with vendors, former employees and other creditors who were owed money at the time of the closing of the restaurant. Since the subsidiary that owned and operated the restaurant was sold in February of 1999, these liabilities are no longer the responsibility of the Registrant. The current management of the Registrant does not believe that there are any current liabilities associated with the Clearwater restaurant.

In May of 1997, Mark Shoom filed a lawsuit against the Registrant and James Shaw, the President of the Registrant at the time. The suit attempted to collect principal, interest and attorney's fees due under a promissory note dated October 9, 1996 in the original principal amount of $80,000 payable by the Registrant and personally guaranteed by Mr. Shaw. In June 1997, the Registrant entered into a Settlement Agreement with Mr. Shoom under which the Registrant agreed to issue Mr. Shoom 114,737 shares of its common stock (no adjustment for the reverse stock split that occurred in 2005). This debt was written off in the fiscal year ended June 30, 1998. Under the terms of the Settlement Agreement, Mr. Shoom was guaranteed to net $103,000 from the sale of the stock issued to him. The Registrant had to issue additional shares to Mr. Shoom in the fiscal year ended June 30, 1999. The value of these additional shares was deducted as interest expense. The note is considered fully settled.

On December 9, 1997, Evelyn Kuntz served a writ of garnishment on a bank account of the Registrant in collection of a default judgment, which she had obtained against Classic Restaurants International, Inc. (at the time a wholly owned subsidiary of the Registrant) in the amount of $46,376.31 on August 20, 1997. The writ of garnishment caused the bank to freeze the accounts of the Registrant and its wholly owned subsidiary. Ms. Kuntz's initial suit was filed to collect on the overdue payment of a promissory note issued by Classic. The Registrant entered into an agreement with Ms. Kuntz and surrendered the funds held in the frozen bank accounts, issued Ms. Kuntz 125,000 shares of its common stock (no adjustment for the reverse stock split that occurred in 2005) and agreed to make monthly payments to Ms. Kuntz. As of June 30, 1998, the Registrant's obligation to Ms. Kuntz was approximately $14,000. Upon the sale of Classic in February 1999, the Registrant was indemnified of any further obligation to Ms. Kuntz.

John Jardine commenced legal action against the Registrant to recover damages under a subordinated debenture. Mr. Jardine received a default judgment against the Registrant in the amount of $253,000. This judgment has been accrued as of June 30, 1998.

In June of 1999, the Registrant initiated a lawsuit against Voyager Select IPO Fund ("Voyager"). In 1996 Voyager had invested $500,000 in the Registrant. In consideration for this investment, the Registrant issued twenty shares of convertible preferred stock, each of which was entitled to a liquidation preference of $25,000. Subsequently, Voyager converted six shares of the preferred stock into shares of common stock of the Registrant.

The lawsuit alleged that Voyager colluded with the former management of the Registrant to enter into a Securities Purchase Agreement on June 23, 1997 with the purpose of defrauding the Registrant's shareholders and creditors at the time. The net effect of the Securities Purchase Agreement was that Voyager converted an investment in the Registrant with a liquidation preference of $500,000 into an investment with a liquidation preference of $1,050,000, including a cash payment due by the Registrant to Voyager in the amount of $250,000. Because of its financial condition, the Registrant could not possibly pay the cash due. By June 30, 1999, this matter was fully resolved without the Registrant incurring any financial obligation to Voyager.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------

None.

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL ------- BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Registrant's common stock currently trades on the "Pink Sheets" under the stock symbol "IGTG." As of June 30, 1998, the Registrant's common stock traded on the Over-the-Counter Bulletin Board under the ticker symbol "CRTZ." The range of high and low bid information as set forth below for the shares of the Registrant's stock for the fiscal years ended June 30, 1997 and June 30, 1998 have been adjusted for all reverse stock splits or other capitalization adjustments through January 2006 (including a twenty-for-one reverse stock split on April 20, 1998 and a forty-for-one reverse stock split effective on December 6, 2005). The prices reflect the records of the OTC Bulletin Board (NASDAQ) and as reported by the Pink Sheets. Such quotations represent prices between dealers, do not include retail markup, markdown or commission, and may not represent actual transactions.

Year Ended June 30, 1998                               High         Low
------------------------                               ----         ---

First Quarter - July 1 to Sept. 30, 1997              $437.52     $137.52
Second Quarter- Oct. 1 to Dec. 31, 1997                237.52      100.00
Third Quarter - Jan. 1 to Mar. 31, 1998                250.00      100.00
Fourth Quarter - April 1 to June 30, 1998              250.00      100.00

Year Ended June 30, 1997                               High         Low
------------------------                               ----         ---

First Quarter - July 1 to Sept. 30, 1996            $4,496.00   $2,296.00
Second Quarter - Oct. 1 to Dec. 31, 1996             3,200.00      496.00
Third Quarter - Jan. 1 to Mar. 31, 1997              1,200.00      600.00
Fourth Quarter - April 1 to June 30, 1997            1,352.00      296.00

As of June 30, 1998, the Registrant had approximately 519 shareholders of record, including nominees and brokers holding street accounts. As of February 5, 2007, the last sale price for the Registrant's Class A common stock was $0.054 per share.

The Registrant has never paid cash dividends on its common stock and does not anticipate that it will pay dividends in the foreseeable future.

Registrar and Transfer Agent
----------------------------

The Registrant's registrar and transfer agent is Executive Registrar & Transfer, inc., located at 3615 South Huron Street #104, Englewood, Colorado 80110; where its telephone number is (303) 783-9055.

Recent Sales of Unregistered Securities
---------------------------------------

During the quarter ended June 30, 1998, the Registrant sold the following securities without registration under the Securities Act of 1933 in reliance on the exemption contained in Section 4(2) and Regulation D promulgated thereunder:

(1) In April 1998, the Registrant issued 5,068 reverse stock split adjusted shares of its common stock to seven individuals (the original issuance was for 4,054,500 shares of common stock, prior to the reverse stock splits on April 20, 1998 and December 6, 2005). The Registrant received total consideration of $17,500 from these stock issuances.

(2) In May 1998, the Registrant issued 500 reverse stock split adjusted shares of its common stock to fifteen individuals (the original issuance was for 20,000 shares of common stock, prior to the reverse stock split on December 6, 2005). The consideration received from these stock issuances was deposited by AA Corp. (see the discussion about the rescinded transaction with AA Corp under Item 1 - The Company). As a result of these proceeds being deposited into a bank controlled by the management of AA Corp., the Registrant never received any of these proceeds. The Registrant has expensed $42,500 as a result of these stock issuances.

(3) In May 1998, the Registrant issued 4,875 reverse stock split adjusted shares of its common stock to one individual for services rendered to the Registrant (the original issuance was for 390,000 shares of common stock, prior to the reverse stock split on December 6, 2005). The Registrant valued this stock at $1,023,750 and expensed this amount at the time of issuance.

(4) In June 1998, the Registrant issued 1,272 reverse stock split adjusted shares of its common stock to twenty-four individuals (the original issuance was for 101,773 shares of common stock, prior to the reverse stock split on December 6, 2005). The consideration received from these stock issuances was deposited by AA Corp. (see the discussion about the rescinded transaction with AA Corp under Item 1 - The Company). As a result of these proceeds being deposited into a bank controlled by the management of AA Corp., the Registrant never received any of these proceeds. The Registrant has expensed $195,218 as a result of these stock issuances.

(5) In June 1998, the Registrant issued 12,750 reverse stock split adjusted shares of its common stock to one individual for services rendered to the Registrant (the original issuance was for 510,000 shares of common stock, prior to the reverse stock split on December 6, 2005). The Registrant valued this stock at $734,400 and expensed this amount at the time of issuance.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------

The following discussion should be read in conjunction with the financial statements and accompanying notes included elsewhere in this Form 10-KSB.

The following information is presented for the Registrant's operations for the year ended June 30, 1998 and June 30, 1997. All operations of the Registrant for these fiscal years have been included as discontinued operations as the operating subsidiary was sold in February 1999.

Results of Operations.

(a)      Revenues.

For the year ended June 30, 1998, the Registrant reported total revenues of $1,981,184, compared to $2,328,729 in the fiscal year ended June 30, 1997 (a decrease of 15%). This revenue was derived from the Registrant's disposed of restaurant operations. The revenues have been included in the loss from Discontinued Operations in the financial statements. The revenues reported in the fiscal year ended June 30, 1998 has no relation to the current revenues or operations of the Registrant.

(b)      Selling, General and Administrative Expenses.

For the year ended June 30, 1998, the Registrant incurred total selling, general and administrative expenses ("SG&A") of $1,323,238, compared to $ 1,584,014 in the fiscal year ended June 30, 1997 (a decrease of 16%). These expenses were incurred in the Registrant's disposed of restaurant operations and have been included in the loss from Discontinued Operations in the financial statements. The expenses incurred in the fiscal year ended June 30, 1998 have no relation to the current expenses or operations of the Registrant.

(c)      Depreciation and Amortization.

The Registrant wrote off all equipment and intangibles in the fiscal year ended June 30, 1998. It had booked $133,910 in depreciation and amortization for the year ended June 30, 1998, compared with $145,229 in the prior fiscal year (a decrease of 8%).

(d)      Interest Expense.

The Registrant incurred interest expense of $61,536 in the year ended June 30, 1998, a decrease of 2% from the interest expense of $62,628 incurred in the fiscal year ended June 30, 1997.

(e)      Income Tax Benefit.

For the fiscal year ending June 30, 1998, the Registrant had a net operating loss carryforward of approximately $5.7 million expiring beginning in 2010. The Registrant has not recognized any of this tax benefit as an asset due to uncertainty of future income.

(f)      Net Loss.

The Registrant recorded a net loss of $3,608,620 for the fiscal year ended June 30, 1998. This loss represents an increase of 167% from the net loss of $ 1,349,940 from the fiscal year ended June 30, 1997. The losses for both of these fiscal years were incurred while the Registrant was involved in a Discontinued Operation, and should not be construed to have any relation with the current operations of the Registrant.

Liquidity and Capital Resources.

The Registrant had a working capital deficit of $1,224,027 as of June 30, 1998. As of June 30, 1998 the Registrant did not have any assets. Nearly all of the liabilities represented in the working capital deficit were written off from 2002-2004 due to the expiration of the statute of limitations for the creditors to collect them.

The Registrant had a working capital deficit of $552,829 as of June 30, 1997.

As a result of the working capital deficit as of June 30, 1998, the report of the Registrant's independent certified public accountants notes that the Registrant has cash flow constraints, an accumulated deficit and has suffered recurring losses from operations and these conditions raise substantial doubt about the company's ability to continue as a going concern.

Inflation.

The Registrant's management does not believe that inflation has had or is likely to have any significant impact on its operations.

Other.

The Registrant does not provide post-retirement or post-employment benefits requiring charges under Statements of Financial Accounting Standards Nos. 106 and 112.

ITEM 7.  FINANCIAL STATEMENTS
-------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
Creative Recycling Technologies, Inc. (now known as Ingen Technologies, Inc.)

We have audited the accompanying consolidated balance sheet of Creative Recycling Technologies, Inc. as of June 30, 1998, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the year ended June 30, 1997 were audited by other auditors whose report dated November 25, 1997 expressed an unqualified opinion on those financial statements and included an explanatory paragraph expressing concern about the Company's ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Creative Recycling Technologies, Inc. as of June 30, 1998, and the results of its operations, stockholders' deficit and its cash flows for the year ended June 30, 1998, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses from operations, requires funds for its operational activities, and has no established source of revenue to sustain operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Child, Van Wagoner & Bradshaw, PLLC
---------------------------------------
Certified Public Accountants
Salt Lake City, Utah
January 29, 2007

CREATIVE RECYCLING TECHNOLOGIES, INC.
(NOW KNOWN AS INGEN TECHNOLOGIES, INC.)
CONSOLIDATED BALANCE SHEET
JUNE 30, 1998

ASSETS                                                              BALANCE AT
                                                                   JUNE 30, 1998
                                                                   -------------

Total Assets                                                        $        --


LIABILITIES & STOCKHOLDERS' DEFICIT

 CURRENT LIABILITIES
 Accounts payable                                                       309,112
 Accrued expenses                                                       421,956
 Other current liabilities                                               19,337
 Notes payable                                                          473,622
                                                                    -----------
 Total current liabilities                                            1,224,027

 Total liabilities                                                    1,224,027

 STOCKHOLDERS' DEFICIT
 Common stock, Class A no par value,
   100,000,000 shares authorized,
   119,761 shares issued and outstanding
   as of June 30, 1998                                                6,342,881
 Common stock, Class B no par value,
   200,000,000 shares authorized,
   200,000 shares issued and outstanding
   as of June 30, 1998                                                      200
 Preferred stock, Series A, convertible,
   stated value $25,000 per share,
   20 shares authorized, 14 shares
   issued and outstanding
   as of June 30, 1998                                                  350,000
 Preferred stock, Series B, convertible,
   stated value $15 per share,
   12,000 shares authorized, 2,918 shares
   issued and outstanding
   as of June 30, 1998                                                   43,770
 Preferred stock, Series C, convertible
   stated value $50,000 per share,
   12 shares authorized,
   no shares issued or outstanding
   as of June 30, 1998                                                       --
 Accumlated Deficit                                                  (7,960,878)
                                                                    -----------
 Total stockholders' deficit                                         (1,224,027)

Total liabilities and stockholders' deficit                                  --
                                                                    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


CREATIVE RECYCLING TECHNOLOGIES, INC.
(NOW KNOWN AS INGEN TECHNOLOGIES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 1998 AND JUNE 30, 1997

                                                         FISCAL YEAR      FISCAL YEAR
                                                            ENDED            ENDED
                                                        JUNE 30, 1998    JUNE 30, 1997
                                                        -------------    -------------
Net revenue                                            $        --       $        --

Other income                                                    --             7,945

Interest expense                                           (61,536)          (62,628)
                                                       -----------       -----------

Loss before provision for income taxes                     (61,536)          (54,683)

Provision for income taxes                                      --                --
                                                       -----------       -----------

Net loss before discontinued operations                    (61,536)          (54,683)

Gain (loss) from discontinued operations                (3,547,084)       (1,295,257)
                                                       -----------       -----------
Net loss                                                (3,608,620)       (1,349,940)
                                                       ===========       ===========

Net loss per share before discontinued operations      $     (0.12)      $    (12.41)

Net loss per share from discontinued operations        $     (6.76)      $   (293.90)

Basic net loss per weighted share                      $     (6.88)      $   (306.31)


Basic weighted average shares outstanding                  524,633             4,407


The accompanying notes are an integral part of these consolidated financial statements.


CREATIVE RECYCLING TECHNOLOGIES, INC.
(NOW KNOWN AS INGEN TECHNOLOGIES, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM JUNE 30, 1996 THROUGH JUNE 30, 1998


                                             COMMON STOCK              COMMON STOCK                  SERIES A
                                               CLASS A                    CLASS B            CONVERTIBLE PREF STOCK
                                          SHARES     AMOUNT         SHARES       AMOUNT       SHARES         AMOUNT
                                          ------     ------         ------       ------       ------         ------
Balance at June 30, 1996                   3,774  $ 2,563,157      200,000   $       200            --           --

Stock issued for services                    702      440,951

Sale of stock                                375      234,631                                       20       500,000

Shares issued in settlement of debt          336      426,141

Shares issued in conversion
  of Series A Preferred Stock                294      150,000                                      (6)     (150,000)

Loss for year ended June 30, 1997             --           --           --            --            --           --
                                     -----------  -----------  -----------   -----------   -----------  -----------

Balance at June 30, 1997                   5,481  $ 3,814,880      200,000   $       200            14  $   350,000

Sale of common stock                      12,458      452,134

Stock issued for services                101,679    1,995,867

Stock issued in settlement of debt           143       80,000

Loss for year ended June 30, 1998             --           --           --            --            --           --


Balance at June 30, 1998                 119,761  $ 6,342,881      200,000   $       200            14  $   350,000
                                     ===========  ===========  ===========   ===========   ===========  ===========


                                                                    PREFERRED
                                                 SERIES B             STOCK
                                         CONVERTIBLE PREF STOCK      CLASS C      ACCUMULATED
                                          SHARES       AMOUNT     SHARES  AMOUNT    DEFICIT         TOTAL
                                          ------       ------     ------ -------    -------         -----
Balance at June 30, 1996                         --       --                      (3,002,318)     (438,961)

Stock issued for services                                                                          440,951

Sale of stock                                 2,918   43,770                                       778,401

Shares issued in settlement of debt                                                                426,141

Shares issued in conversion
  of Series A Preferred Stock                                                                           --

Loss for year ended June 30, 1997                --       --                      (1,349,940)   (1,349,940)
                                        -----------  -------      ------ ------- -----------   -----------

Balance at June 30, 1997                      2,918  $43,770                     $(4,352,258)  $  (143,408)

Sale of common stock                                                                           $   452,134

Stock issued for services                                                                      $ 1,995,867

Stock issued in settlement of debt                                                             $    80,000

Loss for year ended June 30, 1998                --       --                      (3,608,620)  $(3,608,620)


Balance at June 30, 1998                      2,918  $43,770                     $(7,960,878)  $(1,224,027)
                                        ===========  =======      ====== ======= ===========   ===========

              The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE RECYCLING TECHNOLOGIES, INC.
(NOW KNOWN AS INGEN TECHNOLOGIES, INC.)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 1998 AND JUNE 30, 1997

                                                  Fiscal year    Fiscal year
                                                     ended          ended
                                                 June 30, 1998  June 30, 1997
                                                 -------------  -------------

Cash flows from Operating Activities:
  Net income (loss) from operations                 (61,536)       (54,683)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:                     0              0

  NET CASH USED IN OPERATING ACTIVITIES             (61,536)       (54,683)
                                                   --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets                            --         (2,208)
Acquisition of property and equipment                    --        (13,555)
                                                   --------       --------

  NET CASH PROVIDED BY INVESTING ACTIVITIES              --        (15,763)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock                                452,134        234,631
Sale of preferred stock                                  --        543,770
Proceeds from notes payable                              --        118,666
Payment of notes payable                            (48,992)      (123,500)
Proceeds from shareholder and officer loans              --        310,177
Shareholder loans written off                        91,444             --
Repayments of shareholder and officer loans              --       (244,033)
                                                   --------       --------


  NET CASH PROVIDED BY FINANCING ACTIVITIES         494,586        839,711
                                                   --------       --------

NET CASH USED IN DISCONTINUED OPERATIONS           (469,706)      (755,368)

Net increase (decrease) in cash                     (36,656)        13,897

Cash, at beginning of period                         36,656         22,759
                                                   --------       --------


Cash, at end of period                                    0         36,656
                                                   ========       ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

CREATIVE RECYCLING TECHNOLOGIES, INC.
(NOW KNOWN AS INGEN TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION

ORGANIZATION AND NATURE OF OPERATIONS

Creative Recycling Technologies, Inc. (now known as Ingen Technologies, Inc, hereinafter referred to as the Registrant) was organized under the laws of the State of Georgia in 1995. The Registrant changed its name to Creative Recycling Technologies in 1998 when it entered into an Agreement and Plan of Share Exchange dated February 27, 1998 with AA Corp. under which the Registrant had agreed to purchase all of the issued and outstanding stock of AA Corp. This agreement was mutually rescinded by an agreement dated December 1999. Among the reasons for rescission were: 1) AA Corp. was never a valid entity; and 2) its primary shareholder was stated to be a trust that was never created and did not exist. As a result of these circumstances, the proposed Agreement and Plan of Share Exchange dated February 27, 1998 was deemed null and void. For purposes of the financial information contained herein, the activity of AA Corp. is entirely ignored and has been deemed to have never been a legal part of the Registrant. The Registrant did issue stock as consideration for the acquisition of AA Corp. Some of this stock was cancelled or returned. The value of the stock that was issued as consideration for the acquisition of AA Corp. that was never returned or cancelled has been deducted as an expense when it was issued.

During the fiscal year ended June 30, 1998, the Registrant operated two restaurants through a wholly owned subsidiary. During the fiscal year ended June 30, 1998 one of these restaurants was abandoned. The wholly owned subsidiary that operated the restaurants was sold in May of 1999, and the Registrant became a Development Stage Enterprise at this point. All activity associated with the restaurants is reflected as Discontinued Operations for purposes of the financial information contained herein. The financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions have been eliminated in consolidation.

Certain classifications from prior year financial statements have been changed to conform to the current period presentation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Registrant will continue as a going concern. The Registrant has incurred losses from operations and requires funds for its operational activities. These factors raise substantial doubt about the Registrant's ability to continue as a going concern. There are no assurances that funds will be available to execute the Registrant's operating plan. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the fiscal years ended June 30, 1997 and 1998, the Registrant operated two restaurants in Florida. One restaurant was closed in May of 1998 and the subsidiary that owned both restaurants was sold in February 1999. The activities from the operation of the restaurants are reported as Discontinued Operations in the Statement of Operations for both the fiscal years ended June 30, 1997 and June 30, 1998.

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities and the reported amounts of income and expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Registrant considers all liquid investments with a remaining maturity of three months or less to be cash equivalents. Balances in bank accounts may, from time to time, exceed federally insured limits. Due to the lapse of a significant amount of time between the end of the fiscal year and commencement of the audit performed in 2007, the Registrant wrote off all cash balances as of June 30, 1998 due to the difficulty in confirming the balances in the accounts nearly nine years ago.

REVENUE RECOGNITION

The Registrant generated revenues from sales at its restaurants. These revenues were reported as they were received, and have been included in the loss from Discontinued Operations on the Statement of Operations.

PROPERTY AND EQUIPMENT

Property and equipment owned by the Registrant as of June 30, 1998 were written off as of that date. This is due to the fact that all property was eventually sold and that due to the lapse of time between the end of the fiscal year and commencement of the audit performed in 2007, the verification of the existence of equipment as of June 30, 1998 would be impossible.

STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB No. 25 must make pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied.

FISCAL YEAR-END

The Registrant had elected a June 30 year end for financial and income tax reporting purposes. The fiscal year end was changed to May 31 in 2004 with the acquisition of the Registrant's current operating subsidiary.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivatives must be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a component of other comprehensive income depending on the type of hedge relationship that exists with respect to such derivative. Currently, the Registrant has no derivatives.

PRINCIPALS OF CONSOLIDATION

The Registrant's wholly owned subsidiary, Classic Restaurants International, Inc. (a Florida Corporation, "Classic"), was formed in April of 1992. This subsidiary was acquired in 1996. All of the operations of Classic are included as Discontinued Operations in the financial statements. Classic was sold on February 19, 1999.

NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. No diluted loss per share amounts are disclosed as their effect is antidilutive.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment owned by the Registrant as of June 30, 1998 were written off as of that date. This is due to the fact that all property was eventually sold and that due to the lapse of time between the end of the fiscal year and commencement of the audit performed in 2007, the verification of the existence of equipment as of June 30, 1998 would be impossible.

NOTE 4 - NOTES PAYABLE

The Registrant and its wholly owned subsidiary entered into notes payable with various third parties from October 1994 through June 1997. As of June 30, 1998, the total outstanding principal balance of these notes was $473,622. All of these notes were payable as of June 30, 1998. None of these notes were ever paid. In the fiscal year ended June 30, 1999, the Registrant wrote off a note in the amount of $250,000 due to Voyager Select IPO Fund due to a lack of consideration paid by Voyager. The Registrant sold its wholly owned subsidiary, Classic Restaurants International, Inc., in the fiscal year ended June 30, 1999. Notes with a principal balance of $113,448 were originally entered into by Classic and thus were no longer a liability of the Registrant when Classic was sold in February of 1999. The remaining notes with a principal balance of $86,468 were written off in June of 2002 due to the lapse of the statute of limitations for the holders to collect them.

NOTE 5 - LEASES AND COMMITMENTS:

As of June 30, 1998, the Registrant leased approximately 10,000 square feet of space in Boca Raton, Florida pursuant to the terms of a five-year lease which had expired in November 1997. The Registrant signed a letter of intent with the landlord to renew the lease for an additional five-year term to begin in November 1997. There is no evidence that a formal lease agreement was ever executed and the Registrant sold its operations and eliminated any continued obligation under the lease in February 1999. The monthly lease payment was approximately $7,000.

The Registrant had also leased approximately 12,000 square feet of space for its restaurant in Clearwater, Florida pursuant to the terms of a five-year, six-month lease which expired on August 31, 1999. The Registrant was in default of this lease at the time in which the Clearwater restaurant was closed. All liabilities associated with this lease were disposed of when the subsidiary was sold in February of 1999.

As of June 30, 1998, the Registrant rented executive offices in Norcross, Georgia. The Registrant paid monthly rent of $1,521 for approximately 930 square feet, pursuant to a five-year lease which expired October 1, 2001.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of June 30, 1998, for the next five years and thereafter are as follows:

        Year ended June 30:
            1999            $ 18,252
            2000              18,252
            2001              18,252
            2002               4,563
                            --------
            Total           $ 59,319

NOTE 6 - STOCKHOLDERS' DEFICIT

The Registrant effectuated a reverse stock split on its Class A common stock at a rate of twenty for one on April 20, 1998. The Registrant also effectuated another reverse stock split on its Class A common stock at a rate of forty for one on December 6, 2005. Both of these reverse stock splits have been reflected in the presentation of the number of shares of Class A common stock outstanding as of June 30, 1998 and June 30, 1997.

During the fiscal year ended June 30, 1998, the Registrant issued 12,742 shares (adjusted for the reverse stock splits on April 20, 1998 and December 6, 2005) of its Class A common stock for cash of $452,134.

During the fiscal year ended June 30, 1998, the Registrant issued 143 shares (adjusted for the reverse stock splits on April 20, 1998 and December 6, 2005) of its Class A common stock to retire debt of $80,000.

During the fiscal year ended June 30, 1998, the Registrant issued 98,635 shares (adjusted for the reverse stock splits on April 20, 1998 and December 6, 2005) of its Class A common stock for services valued at $1,995,867.

At June 30, 1998, the Registrant had outstanding warrants to purchase 244 shares (adjusted for the reverse stock splits on April 20, 1998 and December 6, 2005) of the Registrant's Class A common stock, at a price equal to the lesser of $1,360 (strike price has been adjusted for the reverse stock splits on April 20, 1998 and December 6, 2005) or 60% of the closing bid price of the Registrant's Class A common stock on the date of exercise. The warrants became exercisable in June 1997 and expired in October 1999. None of these warrants were exercised.

The Registrant's Series A convertible preferred stock has common stock voting rights and pays no dividends. The Series A convertible preferred stock is redeemable at the option of the Registrant 12 months after issuance at $25,000 per share. The conversion price is the lesser of the closing bid price of the Class A common stock on the date of the subscription agreement or 60% of the average closing bid price for a period of 3 trading days immediately preceding the date of conversion. All of this stock was cancelled as part of the sale of the Registrant's wholly owned subsidiary in the fiscal year ended June 30, 1999.

The Registrant's Series B convertible preferred stock has voting rights and pays a dividend at a rate of 11.5%. The Series B convertible preferred stock is not redeemable by the Registrant. The conversion price is $1.50 per share. All of this stock was cancelled as part of the sale of the Registrant's wholly owned subsidiary in the fiscal year ended June 30, 1999. As of June 30, 1998, dividends in arrears on the Series B convertible preferred stock was $8,152.

The Registrant's Series C convertible preferred stock does not have common stock voting rights and is not entitled to receive dividends. The Series C convertible preferred stock is redeemable by the Registrant any time after issuance at a price of $50,000 per share. The conversion price is equal to the closing bid price on the conversion date.

NOTE 7 - INCOME TAXES:

The Registrant's income tax expense is not significant.

At June 30, 1998, the Registrant has a net operating loss carryforward totaling approximately $7,800,000 that may be offset against future taxable income through 2011. No tax benefit has been reported in the accompanying financial statements, because the Registrant believes there exists a possibility that the carryforward will expire unused. Accordingly, the tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount. The expected tax benefit that would result from applying federal statutory tax rates to the pre-tax loss differs from amounts reported in the financial statements because of the increase in the valuation allowance.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Registrant wrote off $15,000 due from a shareholder as of June 30, 1998. This amount was never collected.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

As of June 30, 1998, the Registrant had potential liabilities with the closing of its restaurant in Clearwater, Florida. These liabilities included the potential for lawsuits with vendors, former employees and other creditors who were owed money at the time of the closing of the restaurant. Since the subsidiary that owned and operated the restaurant was sold in February of 1999, these liabilities are no longer the responsibility of the Registrant. The current management of the Registrant does not believe that there are any current liabilities associated with the Clearwater restaurant.

In May of 1997, Mark Shoom filed a lawsuit against the Registrant and James Shaw, the President of the Registrant at the time. The suit attempted to collect principal, interest and attorney's fees due under a promissory note dated October 9, 1996 in the original principal amount of $80,000 payable by the Registrant and personally guaranteed by Mr. Shaw. In June 1997, the Registrant entered into a Settlement Agreement with Mr. Shoom under which the Registrant agreed to issue Mr. Shoom 114,737 shares of its common stock (no adjustment for the reverse stock split that occurred in 2005). This debt was written off in the fiscal year ended June 30, 1998. Under the terms of the Settlement Agreement, Mr. Shoom was guaranteed to net $103,000 from the sale of the stock issued to him. The Registrant had to issue additional shares to Mr. Shoom in the fiscal year ended June 30, 1999. The value of these additional shares was deducted as interest expense. The note is considered fully settled.

On December 9, 1997, Evelyn Kuntz served a writ of garnishment on a bank account of the Registrant in collection of a default judgment, which she had obtained against Classic Restaurants International, Inc. (at the time a wholly owned subsidiary of the Registrant) in the amount of $46,376.31 on August 20, 1997. The writ of garnishment caused the bank to freeze the accounts of the Registrant and its wholly owned subsidiary. Ms. Kuntz's initial suit was filed to collect on the overdue payment of a promissory note issued by Classic. The Registrant entered into an agreement with Ms. Kuntz and surrendered the funds held in the frozen bank accounts, issued Ms. Kuntz 125,000 shares of its common stock (no adjustment for the reverse stock split that occurred in 2005) and agreed to make monthly payments to Ms. Kuntz. As of June 30, 1998, the Registrant's obligation to Ms. Kuntz was approximately $14,000. Upon the sale of Classic in February 1999, the Registrant was indemnified of any further obligation to Ms. Kuntz.

John Jardine commenced legal action against the Registrant to recover damages under a subordinated debenture. Mr. Jardine received a default judgment against the Registrant in the amount of $253,000. This judgment has been accrued as of June 30, 1998.

In June of 1999, the Registrant initiated a lawsuit against Voyager Select IPO Fund ("Voyager"). In 1996 Voyager had invested $500,000 in the Registrant. In consideration for this investment, the Registrant issued twenty shares of convertible preferred stock, each of which was entitled to a liquidation preference of $25,000. Subsequently, Voyager converted six shares of the preferred stock into shares of common stock of the Registrant.

The lawsuit alleged that Voyager colluded with the former management of the Registrant to enter into a Securities Purchase Agreement on June 23, 1997 with the purpose of defrauding the Registrants shareholders and creditors at the time. The net effect of the Securities Purchase Agreement was that Voyager converted an investment in the Registrant with a liquidation preference of $500,000 into an investment with a liquidation preference of $1,050,000, including a cash payment due by the Registrant to Voyager in the amount of $250,000. Because of its financial condition, the Registrant could not possibly pay the cash due. By June 30, 1999, this matter was fully resolved without the Registrant incurring any financial obligation to Voyager.

NOTE 10 - SUBSEQUENT EVENTS

The Registrant sold its wholly owned subsidiary, Classic Restaurants International, Inc. ("Classic") to James Shaw, a former president and director of the Registrant. The agreement to sell the subsidiary was executed on February 1999, but the Registrant has deemed the effective date of the sale to be July 1, 1998 since the Registrant effectively did not have control over the subsidiary after Shaw resigned in August of 1998.

After the sale of Classic, the Registrant did not have any substantial business activities until the acquisition of Ingen Technologies, Inc. (a Nevada corporation) in March of 2004. The Registrant changed its name to Ingen Technologies, Inc. and its subsidiary of the same name continued its business activities as a wholly owned subsidiary of the Registrant.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) The Chief Executive Officer and the Chief Financial Officer have within 90 days of the filing date of this annual report made an evaluation of the company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Act of 1934, as amended). In their opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in the Registrant's disclosure controls and procedures.

(b) There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls since the last evaluation.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Officers and Directors.

The names, ages, and respective positions of the directors, executive officers, and key employees of the Registrant are set forth below; there are no other promoters or control persons of the Registrant. The directors named below will serve until the next annual meeting of the Registrant's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement. The directors and executive officers of the Registrant are not a party to any material pending legal proceedings and, to the best of their knowledge, no such action by or against them has been threatened.

                                              POSITION                    DATES
NAME                       AGE              WITH COMPANY               OF SERVICE
----                       ---              ------------               ----------
James R. Shaw              52               President                  February 1996- August 1998
                                            & Director                 February 1996- August 1998

June Cuba                  47               Vice President             August 1997- October 1998
                                            Director                   February 1998-July 1998

Ronald Lambert             64               Director                   June 1997-July 1998

Bailey Spears              *                Director                   January 1998-February 1998

Frank G. Pringle           63               Chairman & Director        February 1998- June 1999
                                            Chief Executive Officer

Benjamin A. Silber         63               Director                   March 1998 - October 2000

John Prezby                *                Director                   October 1998-February 1999

Stephen LaSala             *                President & Director       January 1999- October 2000

Edward T. Whelan           *                President & Director       October 2000-March 2004

Scott R. Sand              48               Chairman,                  March 2004 - current
                                            Chief Executive Officer
                                            and Director

Thomas J. Neavitt          75               Secretary and              March 2004 - current
                                            Chief Financial Officer

KHOO Yong Sin              42               Director                   October 2004 - current

Christopher A. Wirth       51               Director                   March 2004 - current

Curt A. Miedema            49               Director                   March 2004 - current

Stephen O'Hara             53               Director                   December 2004 - current

John Finazzo               41               Director                   June 2005 - current

  * No information available on these directors who served either temporarily or during periods of inactivity. The Registrant no longer has any contact with the former directors.

SIGNIFICANT EMPLOYEES

None.

FORMER OFFICERS AND DIRECTORS:

JAMES R. SHAW served as the President, Treasurer, and a director of the Registrant from February 1, 1996 through August 1998. Mr. Shaw also served as the president and a director of Classic Restaurants International, Inc. (a former wholly owned subsidiary of the Registrant) from its inception in 1992 through 1998. Prior to his tenure with the Registrant, he was the executive vice president, co-manager, and co-franchise owner of a Schneider Securities, Inc. office in Atlanta, Georgia, from April 1992 to February 1994. Schneider Securities, Inc. is a securities broker-dealer firm. From January 1990 to April 1992, he was the manager and franchise owner of a Pacific Southern Securities office in Atlanta, Georgia. From 1986 to January 1990, Mr. Shaw was a stockbroker with several other broker-dealer firms. He received a Bachelor of Music degree from Carson-Newman College in 1979 and a Master of Music degree from Southern Baptist Theological Seminary in 1986.

JUNE CUBA served as a Vice President of the Registrant from August 1997 through October 1998. She served as a director of the Registrant from February 1998 through July 1998. Prior to joining the Registrant, Ms. Cuba was the office manager of Destiny Travel, a travel agency, from June 1994 to April 1997. From September 1993 to May 1994, Ms. Cuba was the accounting manager for World Technology, an airline reservations company where she was involved in the organization of its accounting department. From July 1987 to August 1993, Ms. Cuba was the accounting manager for HCI Travel, a travel agency. Ms. Cuba received a B.A. degree in business administration from Kennesaw State University in 1983.

RONALD LAMBERT was a director of the Registrant from June 1997 through July 1998. Mr. Lambert is a licensed stockbroker. Mr. Lambert has been a stockbroker with Great American Financial Network, Inc. since June 1994. From April 1992 to May 1994, Mr. Lambert was a stockbroker with Schneider Securities, Inc. Prior to joining Schneider Securities, Inc., Mr. Lambert was a stockbroker with Pacific Southern Securities, Inc.

BAILEY SPEARS served as a director of the Registrant from January 1998 through February 1998. The Registrant does not have any biographical information on Mr. Spears on file.

FRANK G. PRINGLE served as a co-President and Chairman of the Board of Directors of the Registrant from February 1998 through June 1999. In 1990, Mr. Pringle organized R & D Innovators, Inc. and was employed by such company from 1990 through his tenure with the Registrant. Mr. Pringle holds a number of patents in the field of engineering.

BENJAMIN SILBER was a director of the Registrant from February 1998 through October 2000. Mr. Silber is an attorney admitted to practice in the State of New Jersey since 1996. Mr. Silber was a partner in the firm of Silber & Neef for four years. From 1996 through 1998, he maintained a law office as a sole practioner. Mr. Silber is a member of the Salem County Bar Association, State of New Jersey Bar Association and the American Bar Association. His practice is concentrated in the areas of real estate, landlord/tenant and commercial litigation.

JOHN PREZBY served as a director of the Registrant from October 1998 through February 1999. The Registrant does not have any biographical information on Mr. Prezby on file.

STEPHEN LASALA served as a president and director of the Registrant from January 1999- October 2000. The Registrant does not have any biographical information on Mr. LaSala on file.

EDWARD T. WHELAN served as a president and director of the Registrant from October 2000-March 2004. The Registrant does not have any biographical information on Mr. Whelan on file.

CURREN OFFICERS AND DIRECTORS (since the March 2004 acquisition of Ingen Technologies, Inc.):

SCOTT SAND has served as Chief Executive Officer and Chairman of the Board of Directors since the acquisition of Ingen in March 2004. Mr. Sand has a diversity of experience in the health care industry both domestic and abroad which spans more than 25 years. His contributions and accomplishments have been published in the Los Angeles Times and the Sacramento Tribune. He has been the recipient of recognition awards by high honored factions such as the United States Congress and the State Assembly, receiving the highest Commendation in the County of Los Angeles for his contributions to health care. Mr. Sand served as the CEO of Medcentrex, Inc. for 10 years in the 1990's, a medical service provider to more than 600 physicians nationwide. He served as the Director of Sales & Marketing for Eye Dynamics, Inc. for 7 years, a public company and manufacture of Video ENG systems; assisting in their technology upgrades and design for VNG and increasing their sales each quarter during that time. He resigned from Eye Dynamics, Inc. to accept the full-time position as CEO & Chairman of Ingen Technologies, Inc. in 2004. Mr. Sand received a Bachelor of Science Degree in Computer Science from California State University and a MBA from California State University.

THOMAS J. NEAVITT has served on the Board of Directors of the Registrant since the acquisition of Ingen in March 2004. Mr. Neavitt has held a variety of executive level positions for product and service based corporations over the last 40 years. Mr. Neavitt's experience includes finance, marketing, business development, sales, and collections. Additionally, Mr. Neavitt has experience in real estate as both a broker and developer. Mr. Neavitt served in the U.S. Navy. Mr. Neavitt left the Navy and became President and CEO of Penn-Akron Corporation and its wholly owned subsidiary Eagle Lock Corporation. He was instrumental in the successful acquisition of this company. Mr. Neavitt also served as President of TR-3 Chemical Corporation for nearly 20 years who sold products throughout the U.S. and some foreign countries. Tom now serves as a consultant to various corporations throughout the country. Mr. Neavitt has been President of AmTech Corporation, which manufactures stabilizing systems, for the past 5 years.

YONG SIN KHOO has served as a director of the Registrant since October 2004. Yong Sin Khoo lives in Singapore. He worked as an engineer for 12 years and a further 5 years in managing a portfolio of business assets. He has extensive experience as a logistics systems engineer in the military and retail engineering with the oil major, Shell. In addition, he has significant experience in the area of mergers & acquisitions. In 1984, he was awarded a scholarship by the Singapore government to pursue electrical engineering at the University of Queensland, Australia. In the area of information technology, he was responsible for managing Shell Singapore's Y2K project for the marketing function. Another IT pioneering effort was the use of artificial intelligence to develop diagnostic tools for maintenance support for the Army's radar systems. His current business interests are focused in the areas of biomedical and environmental technologies. He has a Bachelor's Degree in Electrical Engineering from the University of Queensland.

CHRISTOPHER A. WIRTH has served on the Board of Directors of the Registrant since the acquisition of Ingen in March 2004. Mr. Wirth has over 20 years of business consulting, finance, construction and real estate development experience. He brings a working knowledge of finance and the mechanics of syndications, construction planning and startup business expansion skills. Mr. Wirth has knowledge and experience in SEC, HUD, SBA, USDA, banking and businesses. He attended San Bernardino Valley College and takes continuing education courses. He continues to consult to environmental and renewable energy firms, and has worked as a HUD YouthBuild construction instructor. Mr. Wirth has previous medical background training through his service in the U.S. Navy, from 1973 to 1977, as a Hospital Corpsman. Mr. Wirth has been a director and spokes person for AgriHouse an urban agricultural technology company, since 2000.

CURT A. MIEDEMA has served as on the Board of Directors of the Registrant since the acquisition of Ingen in March 2004. For the last 5 years, Mr. Miedema has been self-employed with his own investment company called Miedema Investments. Mr. Miedema graduated from Unity Christian High School in 1975 and attended Davenport College for 1 year thereafter.

STEPHEN O'HARA, MD, has served as a director of the Registrant since December 2004. The Consumer's Research Council of America, an independent organization based in Washington, D.C. recently ranked Dr. Stephen O'Hara among the top two percent of clinical neurologists nationwide. He attended Stanford University and graduated in 1975 with a Bachelor's of Science degree in biology and performed honors research in the laboratory of Dr. Donald Kennedy, who subsequently served as President of Stanford University. Dr. O'Hara obtained his M.D. from Northwestern University in 1979, where he became president of the Northwestern chapter of the American Medical Student Association, then proceeded to complete his residency in neurology at UCLA in 1983. Dr. O'Hara is board-certified in neurology through the American Board of Psychiatry and Neurology. Since completing his residency, Dr. O'Hara has continued to teach the residents in the neurology program at UCLA while maintaining a private practice in Century City, California for the past 16 years with an emphasis on geriatric neurology and disorders of balance.

JOHN J. FINAZZO, MD, has served as a director of the Registrant since June 2005. Dr. Finazzo graduated from the University of California, Riverside in 1986 with a degree in Bio-Medical Sciences. He received his MD degree from the UCLA School of Medicine in 1989. He completed a two-year Surgical Internship at UCLA Center for Health Science in 1991. He then completed residency in Otolaryngology - Head and Neck Surgery at the State University of New York Health Science Center, Brooklyn in 1995. He is Board Certified in Otolaryngology (since 1996). Dr. Finazzo has been in private practice in the Palm Springs area for eight years. He is also on the surgical staffs at the Desert Regional Medical Center, the John F. Kennedy Medical Center and the Eisenhower Medical Center. Dr. Finazzo is also Section Chief - Division of Otolaryngology at Eisenhower Medical Center. He resides in Palm Springs with his wife of 15 years. He is active in clinical research for the treatment of acute sinusitis.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Registrant's Class A Common Stock was registered under Section 12(g) of the Exchange Act on June 28, 1996, and thereby became subject to the reporting requirements of Section 16(a) on that date. Section 16(a) requires the Company's directors and executive officers, and holders of more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such officers, directors and 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based on its review of such filings currently available, the Registrant believes that the following were Section 16(a) deficiencies in the fiscal year ended June 30, 1998:

James Robert Shaw received 1,580,000 shares of Class A Common stock on June 12, 1998 (39,500 shares as adjusted for the forty-for-one reverse stock split effectuated on December 6, 2005). These shares were later cancelled. No filings were made with respect to this stock issuance or the subsequent cancellation of the stock. The Registrant is not aware of any Section 16(a) filings made by Mr. Shaw during the fiscal year ended June 30, 1998.

June Cuba was not issued any stock nor is the Registrant aware of any stock sales made by Ms. Cuba during the fiscal year ended June 30, 1998. The Registrant is not aware of any Section 16(a) filings made by Ms. Cuba during the fiscal year ended June 30, 1998.

Ronald Lambert was not issued any stock nor is the Registrant aware of any stock sales made by Mr. Lambert during the fiscal year ended June 30, 1998. The Registrant is not aware of any Section 16(a) filings made by Mr. Lambert during the fiscal year ended June 30, 1998.

Bailey Spears did not file a Form 3 upon his appointment as director of the Registrant Company in January 1998. The Registrant is not aware of any Section 16(a) filings made by Mr. Spears during the fiscal year ended June 30, 1998.

Frank Pringle did not file a Form 3 upon his appointment as director of the Registrant Company in February 1998. Mr. Pringle received 4,310,000 (107,750 shares as adjusted for the forty-for-one reverse stock split effectuated on December 6, 2005) shares of Class A Common stock on June 12, 1998. 914,615 (22,866 shares as adjusted for the forty-for-one reverse stock split effectuated on December 6, 2005) of these shares were later cancelled. No filings were made with respect to this stock issuance or the subsequent cancellation of the stock. The Registrant is not aware of any Section 16(a) filings made by Mr. Pringle during the fiscal year ended June 30, 1998.

Benjamin Silber did not file a Form 3 upon his appointment as director of the Registrant Company in March 1998. Mr. Silber received 25,000 (625 shares as adjusted for the forty-for-one reverse stock split effectuated on December 6,
2005) shares of Class A Common stock on June 12, 1998. These shares were later cancelled. No filings were made with respect to this stock issuance or the subsequent cancellation of the stock. The Registrant is not aware of any Section 16(a) filings made by Mr. Silber during the fiscal year ended June 30, 1998.

MANAGEMENT CODE OF ETHICS AND BUSINESS CONDUCT

The Registrant currently has adopted a "Management Code of Ethics and Business Conduct" ("Code"), a code of ethics that will apply to its employees (once employees are hired), and applies to officers and directors of the Registrant. A copy of the Code is posted on the current Internet site of the Registrant at www.ingen-tech.com. In the event that any amendments are made to, or grant any waiver of, a provision of the Code that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, the Registrant intends to disclose such amendment or waiver and the reasons therefore on a Form 8-K or on its next periodic report.

AUDIT COMMITTEE

We do not have an Audit Committee and are not required to have one under Section 302 of Sarbanes-Oxley. Our financial matters and relationship with our independent auditors is over-seen by our two officers, the CEO and Secretary-CFO.

AUDIT COMMITTEE FINANCIAL EXPERT

The Registrant does not currently have an audit committee and therefore does not have an audit committee financial expert.

ITEM 10. EXECUTIVE COMPENSATION.
--------

The table below shows the compensation paid to the Registrant's President for the past two fiscal years. No other officers or employees received total compensation that exceeded $100,000.

                                                     Summary Compensation Table

                                        Annual Compensation                         Long-term Compensation

Name and                Fiscal                       Other       Restricted     Securities                  All
principal               Year                         annual        stock        underlying     LTIP        other
position                Ended      Salary   Bonus  compensation    awards       options/SARs  payouts    compensation
--------                -----      ------   -----  ------------    ------       ------------  -------    ------------
  (a)                    (b)        (c)      (d)       (e)           (f)           (g)          (h)          (i)

James Shaw,
President & Chairman   6/30/1998     0        0         0             0             0            0           0
                       6/30/1997     0        0         0             0             0            0           0

There are no outstanding stock options.

There are no employment agreements with any of the Registrant's executive officers.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------

         The following table sets forth certain information regarding the beneficial ownership of the Registrant's common stock by each person or group that is known by the Registrant to have been the beneficial owner of more than five percent of its outstanding common stock, each director and officer of the Registrant and all directors and executive officers of the Registrant as a group as of June 30, 1998. Unless otherwise indicated, the Registrant believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the common stock beneficially owned by them, where applicable. For information on current security ownership of certain beneficial owners and current management of the Registrant, please see current filings made by the Registrant with the SEC.

Title of          Name and Address of      Amount and Nature       Percent
 Class            Beneficial Owner       of Beneficial Owner       of Class
 -----            ----------------       -------------------       --------

Common   James R. Shaw                         7,368                6.15%
         Current address unknown

Common   June Cuba                                 0                0.00%
         Current address unknown

Common   Ronald Lambert                            0                0.00%
         Current address unknown

Common   Benjamin Silber                       7,128                5.95%
         Current address unknown

Common   Frank Pringle                        63,010               52.61%
         Current address unknown

All Directors and Officers on June 30, 1998
as a Group (5 Persons)                        77,506               64.72%


All stock ownership has been adjusted for the forty-for-one reverse stock split effectuated on December 6, 2005.

All other classes of stock (Class B Common and various preferred classes) have been ignored since all of these shares of stock were eventually cancelled.

EQUITY COMPENSATION PLAN INFORMATION

As of June 30, 1998, the Registrant did not have an equity compensation plan. Currently, the Registrant does not have any equity compensation plans in effect.

CHANGES IN CONTROL

On June 12, 1998 as part of its acquisition of AA Corp. (which was later rescinded), Frank Pringle became co-president of the Registrant. He shared this title with James Shaw. As of June 12, 1998, Mr. Pringle owned more than 50% of the outstanding Class A common shares of the Registrant. Mr. Shaw resigned in August of 1998.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Registrant had previously borrowed money from Crown Resources, Inc., a corporation controlled by the Registrant's president James Shaw. The Registrant had also made loans to Mr. Shaw. All of these amounts were written off as of June 30, 1998.

                                     PART IV

ITEM 13. EXHIBITS
--------

(a) EXHIBITS



(b) REPORTS ON FORM 8-K



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 1998 and 1997 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                                       June 30, 1998          June 30, 1997
                                       -------------          -------------
(i)        Audit Fees                      $  -                    $  -
(ii)       Audit Related Fees                 -                       -
(iii)      Tax Fees                           -                       -
(v)        All Other Fees                     -                       -
                                           ----                    ----
Total fees                                 $  -                    $  -
                                           ====                    =====

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the auditing firm of the Registrant __________________________ in connection with statutory and regulatory filings or engagements.


AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the registrant's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 1998 or 1997.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 1998 or 1997.

                                   SIGNATURES

            In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Ingen Technologies, Inc.


                                           By:    /s/Scott R. Sand
                                               --------------------------------
                                           Name:  Scott R. Sand
                                           Title: Chief Executive Officer and
                                                  Chairman

                                           Date:  February 8, 2007


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

Signature               Title                         Date
---------               -----                         ----
/s/ Scott R. Sand
-----------------------
Scott R. Sand           Chief Executive Officer,
                        Chairman (Principal
                        Executive Officer)


/s/ Thomas J. Neavitt
-----------------------
Thomas J. Neavitt       Secretary, Chief Financial
                        Officer (Principal Financial
                        and Accounting Officer)


/s/ Khoo Yong Sin
-----------------------
Khoo Yong Sin           Director


/s/ Christopher A. Worth
-----------------------
Christopher A. Worth    Director


/s/ Curt A. Miedema
-----------------------
Curt A. Miedema         Director


/s/ Stephen O'Hara
-----------------------
Stephen O'Hara          Director


/s/ John Finazzo
-----------------------
John Finazzo            Director