Form 10QSB
period 1998-09-30
Ingen Technologies, Inc.
filed 2007-02-14
CIK 861058

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   -----------

                                   FORM 10-QSB
                                   -----------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                   -----------

                         Commission file number 0-28704

                       INGEN TECHNOLOGIES, INC. (Formerly
                     Creative Recycling Technologies, Inc.)
                     --------------------------------------
            Incorporated pursuant to the Laws of the State of Georgia

                                   -----------

        Internal Revenue Service - Employer Identification No. 84-1122431

                            35193 Avenue "A", Suite-C
                                Yucaipa, CA 92399
                                -----------------
                                 (800) 259-9622
                                 --------------
      Address of principal executive offices and Issuer's Telephone Number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]            No [X]

The total number of shares of the Registrant's Class A Common Stock, no par value, outstanding on September 30, 1998 was 178,065. The total number of shares of the Registrant's Class A Common stock outstanding on January 31, 2007 was 29,609,610.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                            3

         BALANCE SHEET AS OF SEPTEMBER 30, 1998                               3

         STATEMENTS OF OPERATIONS                                             4
            FOR THE THREE MONTHS ENDED
            SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

         STATEMENTS OF CASH FLOWS                                             5
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
            AND SEPTEMBER 30, 1997

         NOTES TO UNAUDITED FINANCIAL STATEMENTS                              6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL           10
                  CONDITION AND RESULTS OF OPERATIONS

         ITEM 3. CONTROLS & PROCEDURES                                        10

PART II - OTHER INFORMATION                                                   10

         ITEM 1.  LEGAL PROCEEDINGS                                           10

         ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES                     13
                  AND USE OF PROCEEDS

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             13

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         13

         ITEM 5.  OTHER INFORMATION                                           13

         ITEM 6.  EXHIBITS                                                    13

SIGNATURE                                                                     14

CERTIFICATIONS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS FOR PERIOD ENDING SEPTEMBER 30, 1998.

                      CREATIVE RECYCLING TECHNOLOGIES, INC.
                     (now known as Ingen Technologies, Inc.)
                                  BALANCE SHEET
                            AS OF SEPTEMBER 30, 1998
                                   (UNAUDITED)

ASSETS                                                            September 30,
                                                                       1998
                                                                  -------------
                                                                   (Unaudited)
None
                                                                  -------------
TOTAL ASSETS                                                      $           0
                                                                  =============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                             $     167,406
     Accrued expenses                                                   302,492
     Notes payable                                                      360,174
                                                                  -------------
         Total current liabilities                                      830,072
                                                                  -------------

         Total liabilities                                              830,072

Shareholders' deficit:
     Common stock Class A, no par value;
       100,000,000 shares authorized; 178,065
       shares issued and outstanding as
       of September 30, 1998                                          7,201,726
     Common stock Class B, no par value
       200,000,000 shares authorized,
       no shares issued and outstanding
       as of September 30, 1998                                               0
     Preferred stock Series A, convertible,
       stated value $25,000 per share,
       20 shares authorized, no shares
       issued and authorized
       as of September 30, 1998                                               0
     Preferred stock Series B, convertible,
       stated value $15 per share,
       12,000 shares authorized, no shares
       issued and authorized
       as of September 30, 1998                                               0
     Preferred stock Series C, convertible,
       stated value $50,000 per share,
       12 shares authorized, no shares
       issued and authorized
       as of September 30, 1998                                               0
Accumulated deficit                                                  (8,031,798)
                                                                  -------------
     Total shareholders' deficit                                       (830,072)
                                                                  -------------
     Total liabilities and shareholders' deficit                  $           0
                                                                  =============

The accompanying notes are an integral part of these consolidated financial statements.


                      CREATIVE RECYCLING TECHNOLOGIES, INC.
                     (now known as Ingen Technologies, Inc.)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS     THREE MONTHS
                                                        ENDED            ENDED
                                                    SEPTEMBER 30,    SEPTEMBER 30,
                                                         1998             1997
                                                    -------------    -------------

General and administrative expenses                 $    (454,957)   $          --

Other income                                                   --              448
Interest expense                                          (13,223)         (11,735)
                                                    -------------    -------------

Loss before provision for income taxes                   (468,180)         (11,287)

Provision for income taxes                                     --               --
                                                    -------------    -------------

Net loss before discontinued operations                  (468,180)         (11,287)

Gain (loss) from discontinued operations                  397,261         (277,638)
                                                    -------------    -------------

Net loss                                                  (70,919)        (288,925)
                                                    =============    =============

Net loss per share before discontinued operations   $       (3.70)   $       (1.65)
Net loss per share from discontinued operations     $        3.14    $      (40.63)
Basic net loss per weighted share                   $       (0.56)   $      (42.28)

Basic weighted average shares outstanding                 126,682            6,834

The accompanying notes are an integral part of these consolidated financial statements.



                      CREATIVE RECYCLING TECHNOLOGIES, INC.
                     (now known as Ingen Technologies, Inc.)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                  Three months     Three months
                                                      ended           ended
                                                  September 30,    September 30,
                                                       1998            1997
                                                   ------------    ------------

Cash flows from Operating Activities:
  Net income (net loss)                                (468,180)        (11,287)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
Expenses paid with stock                                464,874               0
Increase in accrued expenses                              3,306               0

  NET CASH USED IN OPERATING ACTIVITIES                       0         (11,287)
                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                         0          (4,859)
                                                   ------------    ------------

  NET CASH PROVIDED BY INVESTING ACTIVITIES                   0          (4,859)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock                                          0          20,000
Payments of deposits                                          0          (1,521)
Proceeds from officer loans                                   0         152,001
Advances to officers                                          0          (4,300)
                                                   ------------    ------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                   0         166,180
                                                   ------------    ------------

NET CASH USED IN DISCONTINUED OPERATIONS                      0        (156,645)

Net increase (decrease) in cash                               0          (6,611)

Cash, at beginning of period                                  0          22,759
                                                   ------------    ------------

Cash, at end of period                                        0          16,148
                                                   ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                                       5

                      CREATIVE RECYCLING TECHNOLOGIES, INC.
                     (now known as Ingen Technologies, Inc.)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

NOTE 1 - OVERVIEW AND BASIS OF PRESENTATION

Overview

Creative Recycling Technologies, Inc., (now known as Ingen Technologies, Inc. and hereinafter sometimes referred to as the "Registrant") was incorporated under the laws of the state of Georgia in 1995 under the name Classic Restaurants International, Inc. The Registrant changed its name in 1998 to Creative Recycling Technologies, Inc. As of September 30, 1998, the Registrant owned and operated a restaurant through a wholly owned subsidiary. The wholly owned subsidiary that operated the restaurants was sold in 1999, and the Registrant no longer had any substantial activities at this point. For purposes of the financial information for the quarter ended September 30, 1998, the sale of the restaurant was deemed to be effective on July 1, 1998 (the first day of the fiscal year). The operations of the restaurant have been ignored and these financial statements are not presented on a consolidated basis with the disposed of subsidiary.

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

In March of 2004, the Registrant merged with (purchased all the stock of) a Nevada corporation, Ingen Technologies, Inc. Ingen Technologies, Inc. survived as a wholly owned subsidiary in Nevada for the sole purpose of operating the new business of the Registrant. The Registrant remained a Georgia company, with completely new management and an active business plan in the medical devices industry (operated by the Nevada corporation with the same name). Shortly thereafter, the name of the Registrant was changed to Ingen Technologies, Inc. For more current information on the Registrant, please see more recent filings.

The Registrant reduced the authorized number of shares of its common shares from 500 million to 100 million in 2005. The number of authorized preferred shares is 40 million. Effective December 6, 2005, the Registrant authorized a reverse split of common shares on a ratio of 40 into 1; thereby reducing the number of issued shares from 488,037,593 to 12,201,138. The preferred shares were also reverse split at a ratio of 3 into 1, reducing the issued preferred shares from

39.9 million to 13.3 million. The preferred shares are convertible into common shares on a 1 into 1 basis and are entitled to vote on an equal footing with common shares on all matters for which shareholder voting input is required. The Registrant's common stock currently trades under the symbol "IGTG." The shares outstanding as of September 30, 1998 have been adjusted to reflect this reverse stock split.

Interim Financial Information

The financial statements presented in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations for interim reporting. These financial statements for the three-month period ended September 30, 1998 are not necessarily indicative of the results which may be expected for an entire fiscal year.

NOTE 2 - PER SHARE INFORMATION

Basic loss per common share for the three months ended September 30, 1998 and September 30, 1997 have been computed based on net income (loss) divided by the weighted average number of common shares outstanding during the period. Dilutive net loss per share is not reported since the effects are anti-dilutive and the Registrant is in a net loss position. For the three months ended September 30, 1998 and September 30, 1997, the weighted average number of shares outstanding totaled 126,682 and 6,834, respectively (these average number of shares outstanding have been adjusted for the forty-for-one reverse stock split that took place on December 6, 2005).

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Registrant reported net income of $313,051 for the three months ended September 30, 1998. This income was primarily due to a gain on the disposition of its wholly owned subsidiary. The Registrant has incurred total losses of $7,637,828 since its inception. Therefore, the ability of the Registrant to continue as a going concern is dependent on obtaining additional capital and financing. The accompanying financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

The Registrant no longer held any property and equipment as of September 30, 1998.

NOTE 5 - NOTES PAYABLE

The Registrant entered into notes payable with various third parties from October 1994 through June 1997. As of September 30, 1998, the total outstanding principal balance of these notes was $360,174. All of these notes were past due as of September 30, 1998. None of these notes were ever paid. In the fiscal year ended June 30, 1999, the Registrant wrote off a note in the amount of $250,000 due to Voyager Select IPO Fund due to a lack of consideration paid by Voyager.

When the Registrant sold its wholly owned subsidiary, Classic Restaurants International, Inc., (which was deemed effective on July 1, 1998), notes with a principal balance of $103,448 were originally entered into by Classic and thus were no longer a liability of the Registrant when Classic was sold. These notes were written off as part of the sale of the subsidiary. The remaining notes with a principal balance of $86,468 were written off in June of 2002 due to the lapse of the statute of limitations for the holders to collect them.

NOTE 6 - LEGAL ISSUES

As of September 30, 1998, the Registrant had potential liabilities with the closing of its restaurant in Clearwater, Florida. These liabilities included the potential for lawsuits with vendors, former employees and other creditors who were owed money at the time of the closing of the restaurant. Since the subsidiary that owned and operated the restaurant was sold in February of 1999, these liabilities are no longer the responsibility of the Registrant. The current management of the Registrant does not believe that there are any current liabilities associated with the Clearwater restaurant.

In May of 1997, Mark Shoom filed a lawsuit against the Registrant and James Shaw, the President of the Registrant at the time. The suit attempted to collect principal, interest and attorney's fees due under a promissory note dated October 9, 1996 in the original principal amount of $80,000 payable by the Registrant and personally guaranteed by Mr. Shaw. In June 1997, the Registrant entered into a Settlement Agreement with Mr. Shoom under which the Registrant agreed to issue Mr. Shoom 114,737 shares of its common stock (no adjustment for the reverse stock split that occurred in 2005). This debt was written off in the fiscal year ended June 30, 1998. Under the terms of the Settlement Agreement, Mr. Shoom was guaranteed to net $103,000 from the sale of the stock issued to him. The Registrant had to issue additional shares to Mr. Shoom in July 1999. The value of these additional shares was deducted as interest expense. The note is considered fully settled.

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

John Jardine commenced legal action against the Registrant to recover damages under a subordinated debenture. Mr. Jardine received a default judgment against the Registrant in the amount of $253,000. This judgment has been accrued as of September 30, 1998. In July of 1999, the Registrant issued Mr. Jardine 200,000 shares of its Class A common stock (5,000 shares after the effect of the reverse stock split on December 6, 2005) to settle this liability.

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


NOTE 7 - SUBSEQUENT EVENTS

From 1999 through March of 2004 the Registrant had no significant business activities.

In March of 2004, the Registrant merged with (purchased all the stock of) a Nevada corporation, Ingen Technologies, Inc. Ingen Technologies, Inc. survived as a wholly owned subsidiary in Nevada for the sole purpose of operating the new business of the Registrant. The Registrant remained a Georgia company, with completely new management and an active business plan in the medical devices industry (operated by the Nevada corporation with the same name). Shortly thereafter, the name of the Registrant was changed to Ingen Technologies, Inc. For more current information on the Registrant, please see more recent filings.

The Registrant reduced the authorized number of shares of its common shares from 500 million to 100 million in 2005. The number of authorized preferred shares is 40 million. Effective December 6, 2005, the Registrant authorized a reverse split of common shares on a ratio of 40 into 1; thereby reducing the number of issued shares from 488,037,593 to 12,201,138. The preferred shares were also reverse split at a ratio of 3 into 1, reducing the issued preferred shares from
39.9 million to 13.3 million. The preferred shares are convertible into common shares on a 1 into 1 basis and are entitled to vote on an equal footing with common shares on all matters for which shareholder voting input is required. The Registrant's common stock currently trades under the symbol "IGTG." The shares outstanding as of September 30, 1998 have been adjusted to reflect this reverse stock split.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                       (Period Ending September 30, 1998)
                            Unaudited Financial Data

The discussion and analysis contained herein should be read in conjunction with the preceding financial statements, the information contained in the Registrant's Form 10-KSB and other filings with the SEC. Except for the historical information contained herein, the matters discussed in this 10-QSB contain forward looking statements that are based on management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words "believes," "anticipates," "plans," "expects," "may," "should," or similar expressions are forward-looking statements. Many of the factors that will determine the Registrant's future results are beyond the ability of the Registrant to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. All subsequent written and oral forward-looking statements attributable to the Registrant, or persons acting on its behalf, are expressed qualified in their entirety by these cautionary statements. The Registrant disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

Results of Operations -

Revenues

         The Registrant had net sales of $317,718 in the quarter ended September 30, 1997. All of these revenues were generated in conjunction with the Registrant's discontinued operations and are included in the net loss from discontinued operations on the statement of operations. Since the Registrant deemed the effective date of the sale of its revenue-generating subsidiary to be July 1, 1998, the Registrant did not report any revenues in the quarter ended September 30, 1998. The revenues reported in the quarter ended September 30, 1997 and the lack of revenues in the quarter ended September 30, 1998 have no relation to the current revenues or operations of the Registrant.

General and Administrative Expenses

         General and administrative expenses in the quarter ended September 30, 1998 were $454,957 and have been included in the net loss from discontinued operations. The general and administrative expenses from the quarter ended September 30, 1997 were equal to $376,665. These expenses were associated with the Registrant's discontinued operations and are included in the net loss from discontinued operations on the statement of operations.

Interest Expense

         The Registrant incurred interest expense of $3,306 in the quarter ended September 30, 1998, compared to interest expense of $11,735 in the quarter ended September 30, 1997.

Net Income or Loss

            The Registrant reported a net loss of $70,919 in the quarter ended September 30, 1998 which represented net loss per share of $0.56. This net loss was reduced by the gain on the disposition of the Registrant's wholly owned subsidiary. This disposition resulted in a gain of $397,261, $3.14 per share. Without respect to the disposition the Registrant's net loss per share for the quarter ended September 30, 1998 was $3.70. The Registrant reported a net loss of $288,925 in the quarter ended September 30, 1997. This represented a loss of $42.28 per share for the quarter.


Liquidity and Capital Resources

         The Registrant did not expend any cash in the quarter ended September 30, 1998. All of its expenses were either accrued or paid through the issuance of common stock.

         The Registrant did not have any assets as of September 30, 1998. Its current liabilities equaled $830,072, generating a net working capital deficit of $830,072.


ITEM 3. CONTROLS & PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

         As of the last day of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of company management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

(b)      Changes in Internal Controls

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

As of September 30, 1998, the former subsidiary of the Registrant, Classic Restaurants International, Inc., had potential liabilities with the closing of its restaurant in Clearwater, Florida and the liabilities associated with the restaurant in Boca Raton, Florida. These liabilities included the potential for lawsuits with vendors, former employees and other creditors who were owed money at the time of the closing of the restaurant. Since the subsidiary that owned and operated these restaurants was sold in February of 1999, these liabilities are no longer the responsibility of the Registrant. The current management of the Registrant does not believe that there are any current liabilities associated with the restaurants.

In May of 1997, Mark Shoom filed a lawsuit against the Registrant and James Shaw, the President of the Registrant at the time. The suit attempted to collect principal, interest and attorney's fees due under a promissory note dated October 9, 1996 in the original principal amount of $80,000 payable by the Registrant and personally guaranteed by Mr. Shaw. In June 1997, the Registrant entered into a Settlement Agreement with Mr. Shoom under which the Registrant agreed to issue Mr. Shoom 114,737 shares of its common stock (no adjustment for the reverse stock split that occurred in 2005). This debt was written off in the fiscal year ended June 30, 1998. Under the terms of the Settlement Agreement, Mr. Shoom was guaranteed to net $103,000 from the sale of the stock issued to him. The Registrant had to issue additional shares to Mr. Shoom in July 1999. The value of these additional shares was deducted as interest expense. The note is considered fully settled.

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

John Jardine commenced legal action against the Registrant to recover damages under a subordinated debenture. Mr. Jardine received a default judgment against the Registrant in the amount of $253,000. This judgment has been accrued as of September 30, 1998. In July of 1999, the Registrant issued Mr. Jardine 200,000 shares of its Class A common stock (5,000 shares after the effect of the reverse stock split on December 6, 2005) to settle this liability.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities
---------------------------------------

During the quarter ended September 30, 1998, the Registrant sold the following securities without registration under the Securities Act of 1933 in reliance on the exemption contained in Section 4(2) and Regulation D promulgated thereunder:

Common Stock
------------

         a) In July and August of 1998, the Registrant issued 1,804 reverse stock split adjusted shares of its common stock to several foreign investors (the original issuance was for 72,155 shares of common stock, prior to the reverse stock split on December 6, 2005). The consideration received from these stock issuances was deposited by AA Corp. (see the discussion about the rescinded transaction with AA Corp under Note 1 -Company Overview). As a result of these proceeds being deposited into a bank controlled by the management of AA Corp., the Registrant never received any of these proceeds. The Registrant has expensed $80,674 as a result of these stock issuances.

         b) In September 1998, the Registrant issued 56,500 reverse stock split adjusted shares of its common stock to several entities for services rendered to the Registrant (the original issuance was for 2,260,000 shares of common stock, prior to the reverse stock split on December 6, 2005). The Registrant valued this stock at $384,200 and expensed this amount at the time of issuance.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

         None.

ITEM 6 - EXHIBITS

(a)      Exhibits

         Exhibit 31.1 Certification of the Chief Executive Officer of GFY Foods, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 31.2 Certification of the Chief Financial Officer of GFY Foods, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.1 Certification of the Chief Executive Officer and Chief Financial Officer of GFY Foods, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           INGEN TECHNOLOGIES, INC.




Dated:   February 14, 2007                 /s/ Scott R. Sand
                                           ------------------------------------
                                           Chief Executive Officer and Chairman