Form 10QSB
period 1999-03-31
Ingen Technologies, Inc.
filed 2007-02-14
CIK 861058

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                ----------------

                                   FORM 10-QSB

                                ----------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                          OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                ----------------

                         Commission file number 0-28704

                       INGEN TECHNOLOGIES, INC. (Formerly
                     CREATIVE RECYCLING TECHNOLOGIES, INC.)
            Incorporated pursuant to the Laws of the State of Georgia

                                ----------------

        Internal Revenue Service - Employer Identification No. 84-1122431

                            35193 Avenue "A", Suite-C
                                YUCAIPA, CA 92399
                                 (800) 259-9622
      Address of principal executive offices and Issuer's Telephone Number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes        No   X
    -----     -----

The total number of shares of the Registrant's Class A Common Stock, no par value, outstanding on March 31, 1999 was 286,815. The total number of shares of the Registrant's Class A Common stock outstanding on January 31, 2007 was 29,609,610.

================================================================================

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

         ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)                              2

         BALANCE SHEET AS OF MARCH 31, 1999                                    2

         STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
              MARCH 31, 1999 AND MARCH 31, 1998                                3

         STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
              MARCH 31, 1999 AND MARCH 31, 1998                                4

         NOTES TO  UNAUDITED FINANCIAL STATEMENTS                              5

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                   9

         ITEM 3. CONTROLS & PROCEDURES                                        10

PART II - OTHER INFORMATION                                                   10

         ITEM 1. LEGAL PROCEEDINGS                                            10

         ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND
         USE OF PROCEEDS                                                      12

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                              12

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          12

         ITEM 5.  OTHER INFORMATION                                           12

         ITEM 6.  EXHIBITS                                                    12

SIGNATURE                                                                     13

CERTIFICATIONS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

                                 PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS FOR PERIOD ENDING MARCH 31, 1999.

                             CREATIVE RECYCLING TECHNOLOGIES, INC.
                            (now known as Ingen Technologies, Inc.)
                                         BALANCE SHEET
                                      AS OF MARCH 31, 1999
                                          (UNAUDITED)

ASSETS                                                                       March 31, 1999
                                                                             --------------
                                                                               (Unaudited)
None
                                                                           ------------------
TOTAL ASSETS                                                               $                0

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                      $          167,406
     Accrued expenses                                                                 309,103
     Notes payable                                                                    360,174
                                                                           ------------------
         Total current liabilities                                                    836,683
                                                                           ------------------

         Total liabilities                                                            836,683

Shareholders' deficit:
     Common stock Class A, no par value; 100,000,000 shares
       authorized; 286,815 shares issued and outstanding as
       of March 31, 1999                                                            9,023,101
     Common stock Class B, no par value 200,000,000 shares
       authorized, no shares issued and outstanding as of
       March 31, 1999                                                                       0
     Preferred stock Series A, convertible, stated value
       $25,000 per share, 20 shares authorized, no shares
       issued and authorized as of March 31, 1999                                           0
   Preferred stock Series B, convertible, stated value
       $15 per share, 12,000 shares authorized, no shares
       issued and authorized as of March 31, 1999                                           0
     Preferred stock Series C, convertible, stated value
       $50,000 per share, 12 shares authorized, no shares
       issued and authorized as of March 31, 1999                                           0
Accumulated deficit                                                                (9,859,784)
                                                                           ------------------
     Total shareholders' deficit                                                     (836,683)
                                                                           ------------------
     Total liabilities and shareholders' deficit                           $                0
                                                                           ==================


    The accompanying notes are an integral part of these consolidated financial statements.



                                               CREATIVE RECYCLING TECHNOLOGIES, INC.
                                                      STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)


                                                    THREE MONTHS          NINE MONTHS         THREE MONTHS          NINE MONTHS
                                                        ENDED                ENDED                ENDED                ENDED
                                                    MARCH 31, 1999       MARCH 31, 1999       MARCH 31, 1998       MARCH 31, 1998
                                                    --------------       --------------       --------------       --------------

General and administrative expenses                 $   (1,453,125)      $   (2,286,249)      $            -       $            -


Other income                                                     -                                       329                  789
Interest expense                                            (3,306)              (9,917)             (16,520)             (41,734)
                                                    --------------       --------------       --------------       --------------

Loss before provision for income taxes                  (1,456,431)          (2,296,166)             (16,191)             (40,945)

Provision for income taxes                                       -                    -                    -                    -
                                                    --------------       --------------       --------------       --------------

Net loss before discontinued operations                 (1,456,431)          (2,296,166)             (16,191)             (40,945)

Gain (loss) from discontinued operations                         -              397,261              (49,142)            (383,972)
                                                    --------------       --------------       --------------       --------------

Net loss                                                (1,456,431)          (1,898,905)             (65,333)            (424,917)
                                                    ==============       ==============       ==============       ==============


Net loss per share before discontinued operations   $        (5.92)      $       (11.30)      $        (1.22)      $        (4.14)
Net loss per share from discontinued operations     $            -       $         1.95       $        (3.69)      $       (38.85)
Basic net loss per weighted share                   $        (5.92)      $        (9.34)      $        (4.91)      $       (42.99)

Basic weighted average shares outstanding                  246,190              203,288               13,311                9,884


The accompanying notes are an integral part of these consolidated financial statements.


                              CREATIVE RECYCLING TECHNOLOGIES, INC.
                                    STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)


                                                         Nine months           Nine months
                                                            ended                 ended
                                                        March 31, 1999        March 31, 1998
                                                      ------------------    ------------------
Cash flows from Operating Activities:
  Net income (net loss)                                       (2,296,166)              (40,945)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
Expenses paid with stock                                       2,286,249                     0
Increase in accrued expenses                                       9,917                     0
                                                                   -----                     -

  NET CASH USED IN OPERATING ACTIVITIES                                0               (40,945)
                                                      ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                                  0                (5,621)
                                                                       -                ------

  NET CASH PROVIDED BY INVESTING ACTIVITIES                            0                (5,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock                                                   0               416,151
Payment on long-term debt                                              0               (48,991)
Advances to officers                                                   0              (129,949)
                                                      ------------------    ------------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                            0               237,211
                                                      ------------------    ------------------

NET CASH USED IN DISCONTINUED OPERATIONS                                              (212,531)

Net increase (decrease) in cash                                        0               (21,886)

Cash, at beginning of period                                           0                36,656
                                                      ------------------    ------------------

Cash, at end of period                                                 0                14,770
                                                      ==================    ==================


The accompanying notes are an integral part of these consolidated financial statements.

                                                4

                      CREATIVE RECYCLING TECHNOLOGIES, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

NOTE 1 - OVERVIEW AND BASIS OF PRESENTATION

Overview

Creative Recycling Technologies, Inc., (now known as Ingen Technologies, Inc. and hereinafter sometimes referred to as the "Registrant") was incorporated under the laws of the state of Georgia in 1995 under the name Classic Restaurants International, Inc. The Registrant changed its name in 1998 to Creative Recycling Technologies, Inc. During the quarter ended March 31, 1999, the Registrant owned and operated a restaurant through a wholly owned subsidiary. The wholly owned subsidiary that operated the restaurants was sold in 1999, and the Registrant no longer had any substantial activities at this point. For purposes of the financial information for the periods ended March 31, 1999, the sale of the restaurant was deemed to be effective on July 1, 1998 (the first day of the fiscal year). The operations of the restaurant have been ignored and these financial statements are not presented on a consolidated basis with the disposed of subsidiary.

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

>From 1999 through March of 2004 the Registrant had no significant business activities.

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

The Registrant reduced the authorized number of shares of its common shares from 500 million to 100 million in 2005. The number of authorized preferred shares is 40 million. Effective December 6, 2005, the Registrant authorized a reverse split of common shares on a ratio of 40 into 1; thereby reducing the number of issued shares from 488,037,593 to 12,201,138. The preferred shares were also reverse split at a ratio of 3 into 1, reducing the issued preferred shares from
39.9 million to 13.3 million. The preferred shares are convertible into common shares on a 1 into 1 basis and are entitled to vote on an equal footing with common shares on all matters for which shareholder voting input is required. The Registrant's common stock currently trades under the symbol "IGTG." The shares outstanding as of March 31, 1999 have been adjusted to reflect this reverse stock split.

Interim Financial Information

The financial statements presented in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations for interim reporting. These financial statements for the three and nine-month periods ended March 31, 1999 are not necessarily indicative of the results which may be expected for an entire fiscal year.

NOTE 2 - PER SHARE INFORMATION

Basic loss per common share for the three and nine-months ended March 31, 1999 and March 31, 1998 have been computed based on net income (loss) divided by the weighted average number of common shares outstanding during the period. Dilutive net loss per share is not reported since the effects are anti-dilutive and the Registrant is in a net loss position. For the three months ended March 31, 1999 and March 31, 1998, the weighted average number of shares outstanding totaled 246,190 and 13,311, respectively (these average number of shares outstanding have been adjusted for the forty-for-one reverse stock split that took place on December 6, 2005). For the nine months ended March 31, 1999 and March 31, 1998, the weighted average number of shares outstanding totaled 203,288 and 9,884, respectively (these average number of shares outstanding have been adjusted for the forty-for-one reverse stock split that took place on December 6, 2005).

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Registrant incurred a net loss of $1,456,431 for the quarter ended March 31, 1999. The Registrant has incurred total losses of $9,859,784 since its inception. Therefore, the ability of the Registrant to continue as a going concern is dependent on obtaining additional capital and financing. The accompanying financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

The Registrant no longer held any property and equipment as of March 31, 1999.

NOTE 5 - NOTES PAYABLE

The Registrant entered into notes payable with various third parties from October 1994 through June 1997. As of March 31, 1999, the total outstanding principal balance of these notes was $360,174. All of these notes were past due as of March 31, 1999. None of these notes were ever paid. In the fiscal year ended June 30, 1999, the Registrant wrote off a note in the amount of $250,000 due to Voyager Select IPO Fund due to a lack of consideration paid by Voyager. When the Registrant sold its wholly owned subsidiary, Classic Restaurants International, Inc., (which was deemed effective on July 1, 1998), notes with a principal balance of $103,448 were originally entered into by Classic and thus were no longer a liability of the Registrant when Classic was sold. These notes were written off as part of the sale of the subsidiary. The remaining notes with a principal balance of $110,174 were written off in June of 2002 due to the lapse of the statute of limitations for the holders to collect them.

NOTE 6 - LEGAL ISSUES

As of March 31, 1999, the Registrant had potential liabilities with the closing of its restaurant in Clearwater, Florida. These liabilities included the potential for lawsuits with vendors, former employees and other creditors who were owed money at the time of the closing of the restaurant. Since the subsidiary that owned and operated the restaurant was sold in February of 1999, these liabilities are no longer the responsibility of the Registrant. The current management of the Registrant does not believe that there are any current liabilities associated with the Clearwater restaurant.

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

John Jardine commenced legal action against the Registrant to recover damages under a subordinated debenture. Mr. Jardine received a default judgment against the Registrant in the amount of $253,000. This judgment has been accrued as of March 31, 1999. In July of 1999, the Registrant issued Mr. Jardine 200,000 shares of its Class A common stock (5,000 shares after the effect of the reverse stock split on December 6, 2005) to settle this liability.

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

NOTE 7 - SUBSEQUENT EVENTS

>From 1999 through March of 2004 the Registrant had no significant business activities.

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

The Registrant reduced the authorized number of shares of its common shares from 500 million to 100 million in 2005. The number of authorized preferred shares is 40 million. Effective December 6, 2005, the Registrant authorized a reverse split of common shares on a ratio of 40 into 1; thereby reducing the number of issued shares from 488,037,593 to 12,201,138. The preferred shares were also reverse split at a ratio of 3 into 1, reducing the issued preferred shares from
39.9 million to 13.3 million. The preferred shares are convertible into common shares on a 1 into 1 basis and are entitled to vote on an equal footing with common shares on all matters for which shareholder voting input is required. The Registrant's common stock currently trades under the symbol "IGTG." The shares outstanding as of March 31, 1999 have been adjusted to reflect this reverse stock split.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                         (Period Ending March 31, 1999)
                            Unaudited Financial Data

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

Results of Operations -

Revenues

      The Registrant had net sales of $636,930 and $1,599,164 in the quarter and nine-months ended March 31, 1998, respectively. All of these revenues were generated in conjunction with the Registrant's discontinued operations and are included in the net loss from discontinued operations on the statement of operations. Since the Registrant deemed the effective date of the sale of its revenue-generating subsidiary to be July 1, 1998, the Registrant did not report any revenues in the quarter and nine-months ended March 31, 1999. The revenues reported in the quarter and nine-months ended March 31, 1998 and the lack of revenues in the quarter and nine-months ended March 31, 1999 have no relation to the current revenues or operations of the Registrant.

General and Administrative Expenses

      General and administrative expenses in the quarter and nine-months ended March 31, 1999 were $1,453,125 and $2,286,249, respectively. This expense was incurred through the issuance of stock for services rendered. The general and administrative expenses from the quarter and nine-months ended March 31, 1998 were equal to $173,246 and $539,478, respectively. The expenses incurred in the 1997 periods were associated with the Registrant's discontinued operations and are included in the net loss from discontinued operations on the statement of operations.

Interest Expense

      The Registrant incurred interest expense of $3,306 and $9,917 in the quarter and nine-months ended March 31, 1999, respectively. This is compared to interest expense of $16,520 and $41,734 in the same periods in 1997. The decrease of 80% in the quarter ended March 31, 1999 was a result of the debt was a liability to the wholly owned subsidiary that was sold effective on July 1, 1998. These debts included interest-bearing notes for which the Registrant is no longer accruing interest.

Net Income or Loss

      The Registrant reported a net loss of $1,456,431 in the quarter ended March 31, 1999 which represented net loss per share of $5.92. The Registrant reported a net loss of $65,333 in the quarter ended March 31, 1998. This represented a loss of $4.91 per share for the quarter.

      The Registrant reported a net loss of $1,898,905 in the nine-months ended March 31, 1999 which represented net loss per share of $9.34. The Registrant reported a net loss of $424,917 in the nine-months ended March 31, 1998. This represented a loss of $42.99 per share for the quarter.

Liquidity and Capital Resources

      The Registrant did not expend any cash in the quarter or nine-months ended March 31, 1999. All of its expenses were either accrued or paid through the issuance of common stock.

      The Registrant did not have any assets as of March 31, 1999. Its current liabilities equaled $836,683, generating a net working capital deficit of $836,683.

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

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

As of March 31, 1999, the former subsidiary of the Registrant, Classic Restaurants International, Inc., had potential liabilities with the closing of its restaurant in Clearwater, Florida and the liabilities associated with the restaurant in Boca Raton, Florida. These liabilities included the potential for lawsuits with vendors, former employees and other creditors who were owed money at the time of the closing of the restaurant. Since the subsidiary that owned and operated these restaurants was sold in February of 1999, these liabilities are no longer the responsibility of the Registrant. The current management of the Registrant does not believe that there are any current liabilities associated with the restaurants.

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

John Jardine commenced legal action against the Registrant to recover damages under a subordinated debenture. Mr. Jardine received a default judgment against the Registrant in the amount of $253,000. This judgment has been accrued as of March 31, 1999. In July of 1999, the Registrant issued Mr. Jardine 200,000 shares of its Class A common stock (5,000 shares after the effect of the reverse stock split on December 6, 2005) to settle this liability.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended March 31, 1999, the Registrant sold the following securities without registration under the Securities Act of 1933 in reliance on the exemption contained in Section 4(2) and Regulation D promulgated thereunder:

COMMON STOCK

      a) In February 1999, the Registrant issued 81,250 reverse stock split adjusted shares of its common stock to several individuals for services rendered to the Registrant (the original issuance was for 3,250,000 shares of common stock, prior to the reverse stock split on December 6, 2005). The Registrant valued this stock at $2,286,249 and expensed this amount at the time of issuance.


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


                                            INGEN TECHNOLOGIES, INC.


Dated: February 13, 2007                    /s/ Scott R. Sand
                                            ------------------------------------
                                            Chief Executive Officer and Chairman