Form 10KSB
period 1999-06-30
Ingen Technologies, Inc.
filed 2007-02-15
CIK 861058

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

     For the fiscal year ended: June 30, 1999
                                -------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

            For the transition period from: __________ to __________

Commission file number: 0-28704
                        -------

                            INGEN TECHNOLOGIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                  Georgia                                 84-1122431
                  -------                                 ----------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)              Identification Number)

35193 Avenue "A", Suite-C
Yucaipa, CA                                                  92399
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code:  (800) 259-9622

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

Yes [ ]. No [X].

The issuer's revenues for its most recent fiscal year ended May 31, 2006 were $846,783. The issuer did not report any revenues for its fiscal year ended June 30, 1999.

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

     DOCUMENTS INCORPORATED BY REFERENCE

None.

     Transitional Small Business Disclosure Format (check one):

     Yes [ ]  No [X]

                                      INDEX

                                                                           Page
                                                                          Number

                                     PART I.

Item 1.    Business                                                         4

Item 2.    Properties                                                       8

Item 3.    Legal Proceedings                                                9

Item 4.    Submission of Matters to a Vote of Security Holders              10

                                    PART II.

Item 5.    Market for Common Equity, Related Stockholder Matters and
           Small Business Issuer Purchases of Equity Securities             10

Item 6.    Management's Discussion and Analysis or Plan of Operation        11

Item 7.    Financial Statements                                             14

Item 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                              24

Item 8A    Controls and Procedures

Item 8B    Other Information

                                    PART III.

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                24

Item 10.   Executive Compensation                                           30

Item 11.   Security Ownership of Certain Beneficial Owners and Management   30
           And Related Stockholder Matters

Item 12.   Certain Relationships and Related Transactions                   31

                                    PART IV.

Item 13.   Exhibits                                                         32

Item 14.   Principal Accountant Fees and Services                           32

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

                                     PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

Ingen Technologies, Inc. (formerly known as Creative Recycling Technologies, Inc., hereinafter sometimes referred to as the "Registrant") was incorporated under the laws of the state of Georgia in 1995 under the name Classic Restaurants International, Inc. The Registrant changed its name in 1998 to Creative Recycling Technologies, Inc. During the fiscal year ended June 30, 1999, the Registrant disposed of a wholly owned subsidiary that operated two restaurants in Florida. The Registrant did not have any substantial business activity after the sale. All activity associated with the restaurants and the disposition of the subsidiary is reflected as Discontinued Operations for purposes of the financial information contained herein.

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

The Registrant reduced the authorized number of shares of its common shares from 500 million to 100 million in 2005. The number of authorized preferred shares is 40 million. Effective December 6, 2005, the Registrant authorized a reverse split of common shares on a ratio of 40 into 1; thereby reducing the number of issued shares from 488,037,593 to 12,201,138. The preferred shares were also reverse split at a ratio of 3 into 1, reducing our issued preferred shares from
39.9 million to 13.3 million. Our preferred shares are convertible into common shares on a 1 into 1 basis. Our preferred shares are entitled to vote on an equal footing with common shares on all matters for which shareholder voting input is required. The Registrant's common stock currently trades under the symbol "IGTG." The shares outstanding as of June 30, 1999 have been adjusted to reflect this reverse stock split.

DISCONTINUED BUSINESS OVERVIEW

In the fiscal year ended June 30, 1999, the Registrant disposed of a wholly owned subsidiary, Classic Restaurants International, Inc. ("Classic"). Classic owned and operated two restaurants in Florida. Classic was organized under the laws of the State of Florida on April 7, 1992, for the purpose of developing and operating restaurants using a dinner theater concept. On December 1, 1992, Classic opened Musicana Supper Club in Boca Raton, Florida. Classic opened Musicana Dinner Theater in Clearwater, Florida on May 14, 1994. The Registrant acquired all of the outstanding stock of Classic on December 31, 1996. This subsidiary was sold on February 19, 1999. Because the officer in control of the subsidiary resigned from the Registrant in August of 1998, the Registrant has deemed the effective date of the disposition of the subsidiary to be July 1, 1998. None of the financial activity of the restaurants has been included in the financial information contained herein. The gain from the disposition of the subsidiary is included as a Gain from Discontinued Operations.

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

EMPLOYEES

The Registrant currently has one full-time employee in its wholly owned subsidiary. As of June 30, 1999 the Registrant had no employees.

INTELLECTUAL PROPERTY

As of June 30, 1999, the Registrant did not own any intellectual property rights. Under its current business operations as of the filing of this report, the Registrant owns two patents and a total of four trademarks for its products. Patents, trademarks and trade secrets are essential to the future profitability of the Registrant's products, and it is the Registrant's policy to pursue intellectual property protection aggressively for all of its products.


ITEM 2.  DESCRIPTION OF PROPERTY

As of June 30, 1999, the Registrant did not rent or lease any office space.

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

ITEM 3.  LEGAL PROCEEDINGS

As of June 30, 1999, the former subsidiary of the Registrant, Classic Restaurants International, Inc., had potential liabilities with the closing of its restaurant in Clearwater, Florida and the liabilities associated with the restaurant in Boca Raton, Florida. These liabilities included the potential for lawsuits with vendors, former employees and other creditors who were owed money at the time of the closing of the restaurant. Since the subsidiary that owned and operated these restaurants was sold in February of 1999, these liabilities are no longer the responsibility of the Registrant. The current management of the Registrant does not believe that there are any current liabilities associated with the restaurants.

In May of 1997, Mark Shoom filed a lawsuit against the Registrant and James Shaw, the President of the Registrant at the time. The suit attempted to collect principal, interest and attorney's fees due under a promissory note dated October 9, 1996 in the original principal amount of $80,000 payable by the Registrant and personally guaranteed by Mr. Shaw. In June 1997, the Registrant entered into a Settlement Agreement with Mr. Shoom under which the Registrant agreed to issue Mr. Shoom 114,737 shares of its common stock (no adjustment for the reverse stock split that occurred in 2005). This debt was written off in the fiscal year ended June 30, 1998. Under the terms of the Settlement Agreement, Mr. Shoom was guaranteed to net $103,000 from the sale of the stock issued to him. The Registrant had to issue additional shares to Mr. Shoom in the fiscal year ended June 30, 2000. The value of these additional shares was deducted as interest expense. The note is considered fully settled.

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

The lawsuit alleged that Voyager colluded with the former management of the Registrant to enter into a Securities Purchase Agreement on June 23, 1997 with the purpose of defrauding the Registrant's shareholders and creditors at the time. The net effect of the Securities Purchase Agreement was that Voyager converted an investment in the Registrant with a liquidation preference of $500,000 into an investment with a liquidation preference of $1,050,000, including a cash payment due by the Registrant to Voyager in the amount of $250,000. Because of its financial condition, the Registrant could not possibly pay the cash due. By June 30, 1999, this matter was fully resolved without the Registrant incurring any financial obligation to Voyager. The Registrant has recognized $270,000 as forgiveness of indebtedness income as a result of writing off the $250,000 note balance and $20,000 of accrued interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Registrant's common stock currently trades on the "Pink Sheets" under the stock symbol "IGTG." On June 30, 1999, the Registrant's common stock traded on the Over-the-Counter Bulletin Board under the ticker symbol "CRTZ." The range of high and low bid information as set forth below for the shares of the Registrant's stock for the fiscal years ended June 30, 1998 and June 30, 1999 have been adjusted for all reverse stock splits or other capitalization adjustments through January 2006 (including a twenty-for-one reverse stock split on April 20, 1998 and a forty-for-one reverse stock split effective on December 6, 2005). The prices reflect the records of the OTC Bulletin Board (NASDAQ) and as reported by the Pink Sheets. Such quotations represent prices between dealers, do not include retail markup, markdown or commission, and may not represent actual transactions.

Year Ended June 30, 1999                             High              Low
------------------------                             ----              ---

First Quarter - July 1 to Sept. 30, 1998            $120.00          $11.20
Second Quarter - Oct. 1 to Dec. 31, 1998              31.20            2.20
Third Quarter - Jan. 1 to Mar. 31, 1999               46.00           20.40
Fourth Quarter - April 1 to June 30, 1999             82.00           22.00

Year Ended June 30, 1998                             High              Low
------------------------                             ----              ---

First Quarter - July 1 to Sept. 30, 1997            $437.52         $137.52
Second Quarter- Oct. 1 to Dec. 31, 1997              237.52          100.00
Third Quarter - Jan. 1 to Mar. 31, 1998              250.00          100.00
Fourth Quarter - April 1 to June 30, 1998            250.00          100.00


As of June 30, 1999, the Registrant had approximately 519 shareholders of record, including nominees and brokers holding street accounts. As of February 5, 2007, the last sale price for the Registrant's Class A common stock was $0.054 per share.

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

Recent Sales of Unregistered Securities
---------------------------------------

During the quarter ended June 30, 1999, the Registrant did not make any sales or other issuances of securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and accompanying notes included elsewhere in this Form 10-KSB.

The following information is presented for the Registrant's operations for the year ended June 30, 1999 and June 30, 1998. All operations of the Registrant for these fiscal years have been included as discontinued operations as the operating subsidiary was sold with an effective date of July 1, 1998.

Results of Operations.

(a)  Revenues.

For the year ended June 30, 1999, the Registrant did not report any revenues. The Registrant reported total revenues of $1,981,184 in the fiscal year ended June 30, 1998. This revenue was derived from the Registrant's disposed of restaurant operations. The revenues have been included in the loss from Discontinued Operations in the financial statements. The revenues reported in the fiscal year ended June 30, 1998 and the lack of revenues in the fiscal year ended June 30, 1999 have no relation to the current revenues or operations of the Registrant.

(b) Selling, General and Administrative Expenses.

For the year ended June 30, 1999, the Registrant incurred total general and administrative expenses ("G&A") of $3,453,678, compared to $1,323,238 in the fiscal year ended June 30, 1998 (an increase of 161%). These expenses incurred in the fiscal year ended June 30, 1998 were incurred in the Registrant's disposed of restaurant operations and have been included in the loss from Discontinued Operations in the financial statements. The expenses incurred in the fiscal year ended June 30, 1999 were primarily stock issuances to various individuals and entities. The stock was issued as restricted stock and it was valued at a 50% discount to the market price at the time of the issuance. The expenses incurred in the fiscal year ended June 30, 1998 and June 30, 1999 have no relation to the current expenses or operations of the Registrant.

(c) Depreciation and Amortization.

The Registrant did not record any depreciation or amortization expense in the fiscal year ended June 30, 1999. The Registrant wrote off all equipment and intangibles in the fiscal year ended June 30, 1998. It had booked $133,910 in depreciation and amortization for the year ended June 30, 1998.

(d) Interest Expense.

The Registrant incurred interest expense of $13,223 in the year ended June 30, 1999, a decrease of 79% from the interest expense of $61,536 incurred in the fiscal year ended June 30, 1998. A substantial amount of debt of the Registrant was a liability to the wholly owned subsidiary that was sold in the year ended June 30, 1999. These debts included interest-bearing notes for which the Registrant is no longer accruing interest.

(e) Income Tax Benefit.

For the fiscal year ending June 30, 1999, the Registrant had a net operating loss carryforward of approximately $6.6 million expiring beginning in 2007. The Registrant has not recognized any of this tax benefit as an asset due to uncertainty of future income.

(f) Net Loss.

The Registrant recorded a net loss of $2,799,640 for the fiscal year ended June 30, 1999. This loss represents a decrease of 22% from the net loss of $3,608,620 from the fiscal year ended June 30, 1998. The losses for both of these fiscal years were incurred while the Registrant was involved in a Discontinued Operation, and should not be construed to have any relation with the current operations of the Registrant.

Liquidity and Capital Resources.

The Registrant had a working capital deficit of $643,667 as of June 30, 1999. As of June 30, 1999 the Registrant did not have any assets. Nearly all of the liabilities represented in the working capital deficit were written off from 2002-2004 due to the expiration of the statute of limitations for the creditors to collect them.

The Registrant had a working capital deficit of $1,224,027 as of June 30, 1998. The decrease in the Registrant's working capital deficit was a result of the disposition of its wholly owned subsidiary.

As a result of the working capital deficit as of June 30, 1999, the report of the Registrant's independent certified public accountants notes that the Registrant has cash flow constraints, an accumulated deficit and has suffered recurring losses from operations and these conditions raise substantial doubt about the company's ability to continue as a going concern.

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

ITEM 7. FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
Creative Recycling Technologies, Inc. (now known as Ingen Technologies, Inc)

We have audited the accompanying consolidated balance sheet of Creative Recycling Technologies, Inc. as of June 30, 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Creative Recycling Technologies, Inc. as of June 30, 1999, and the results of its operations, stockholders' deficit and its cash flows for the years ended June 30, 1999 and 1998, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
February 12, 2007

CREATIVE RECYCLING TECHNOLOGIES, INC.
(NOW KNOWN AS INGEN TECHNOLOGIES, INC.)
CONSOLIDATED BALANCE SHEET
JUNE 30, 1999

ASSETS                                                      BALANCE AT
                                                           JUNE 30, 1999
                                                          --------------

        Total Assets                                      $            -
                                                          ==============

LIABILITIES & STOCKHOLDERS' DEFICIT

        CURRENT LIABILITIES
        Accounts payable                                        238,410
        Accrued expenses                                        295,083
        Notes payable                                           110,174
                                                          --------------

        Total current liabilities                               643,667

        Total liabilities                                       643,667

        STOCKHOLDERS' DEFICIT
        Common stock, Class A no par value,
          100,000,000 shares authorized,
          311,815 shares issued and outstanding
          as of June 30, 1999                                10,116,851
        Common stock, Class B no par value,
          200,000,000 shares authorized,
          no shares issued and outstanding
          as of June 30, 1999                                         -
        Preferred stock, Series A, convertible,
          stated value $25,000 per share,
          20 shares authorized, no shares
          issued and outstanding
          as of June 30, 1999                                         -
        Preferred stock, Series B, convertible,
          stated value $15 per share,
          12,000 shares authorized, no shares
          issued and outstanding
          as of June 30, 1999                                         -
        Preferred stock, Series C, convertible
          stated value $50,000 per share,
          12 shares authorized,
          no shares issued or outstanding
          as of June 30, 1999                                         -
        Accumlated Deficit                                  (10,760,518)
                                                          --------------

        Total stockholders' deficit                            (643,667)
                                                          --------------

        Total liabilities and stockholders' deficit                   -
                                                          ==============

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE RECYCLING TECHNOLOGIES, INC.
(NOW KNOWN AS INGEN TECHNOLOGIES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 1999 AND JUNE 30, 1998

                                                           FISCAL YEAR      FISCAL YEAR
                                                               ENDED           ENDED
                                                           JUNE 30, 1999   JUNE 30, 1998
                                                           ------------    ------------
General and administrative expenses                        $ (3,453,678)   $          -

Income from debt forgiveness                                    270,000               -
Interest expense                                                (13,223)        (61,536)
                                                           ------------    ------------

Loss before provision for income taxes                       (3,196,901)        (61,536)

Provision for income taxes                                            -               -
                                                           ------------    ------------

Net loss before discontinued operations                      (3,196,901)        (61,536)

Gain (loss) from discontinued operations                        397,261      (3,547,084)
                                                           ------------    ------------

Net loss                                                     (2,799,640)     (3,608,620)
                                                           ============    ============


Net loss per share before discontinued operations          $     (14.84)   $      (4.69)
Net gain (loss) per share from discontinued operations     $       1.84    $    (270.44)
Basic net loss per weighted share                          $     (13.00)   $    (275.13)

Basic weighted average shares outstanding                       215,409          13,116


The accompanying notes are an integral part of these consolidated financial statements.


                                           16

CREATIVE RECYCLING TECHNOLOGIES, INC.
(NOW KNOWN AS INGEN TECHNOLOGIES, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM JUNE 30, 1997 THROUGH JUNE 30, 1999

                                           COMMON STOCK                    COMMON STOCK                    SERIES A
                                              CLASS A                         CLASS B                CONVERTIBLE PREF STOCK
                                        SHARES         AMOUNT          SHARES          AMOUNT         SHARES         AMOUNT
                                     ------------   ------------    ------------    ------------   ------------   ------------
Balance at June 30, 1997                    5,481   $  3,814,880         200,000    $        200             14   $    350,000

Sale of common stock                       12,458        452,134
Stock issued for services                 101,679      1,995,867
Stock issued in settlement of debt            143         80,000
Loss for year ended June 30, 1998               -              -               -               -              -              -
                                     ------------   ------------    ------------    ------------   ------------   ------------

Balance at June 30, 1998                  119,761   $  6,342,881         200,000    $        200             14   $    350,000

Stock issued for services                 192,054      3,380,000
Cancellation of Class B Common                               200        (200,000)           (200)
Cancellation of Series A Preferred                       350,000                                            (14)      (350,000)
Cancellation of Series B Preferred                        43,770

Loss for year ended June 30, 1999               -              -               -               -              -              -
                                     ------------   ------------    ------------    ------------   ------------   ------------
Balance at June 30, 1999                  311,815   $ 10,116,851               0    $          -             $               -

                                                                                                    (Continued on next page)


                                                             17-A


(Continued from previous page)


                                              SERIES B
                                       CONVERTIBLE PREF STOCK       ACCUMULATED
                                        SHARES         AMOUNT         DEFICIT          TOTAL
                                     ------------   ------------   ------------    ------------
Balance at June 30, 1997                    2,918   $     43,770   $ (4,352,258)   $   (143,408)

Sale of common stock                                                               $    452,134
Stock issued for services                                                          $  1,995,867
Stock issued in settlement of debt                                                 $     80,000
Loss for year ended June 30, 1998               -   $          -   $ (3,608,620)   $ (3,608,620)
                                     ------------   ------------   ------------    ------------

Balance at June 30, 1998                    2,918   $     43,770   $ (7,960,878)   $ (1,224,027)

Stock issued for services                                                             3,380,000
Cancellation of Class B Common                                                                -
Cancellation of Series A Preferred                                                            -
Cancellation of Series B Preferred         (2,918)       (43,770)                             -

Loss for year ended June 30, 1999               -              -     (2,799,640)     (2,799,640)
                                     ------------   ------------   ------------    ------------
Balance at June 30, 1999                        0   $          -   $(10,760,518)   $   (643,667)


The accompanying notes are an integral part of these consolidated financial statements.


                                              17-B

CREATIVE RECYCLING TECHNOLOGIES, INC.
(NOW KNOWN AS INGEN TECHNOLOGIES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 1999 AND JUNE 30, 1998

                                                           Fiscal year     Fiscal year
                                                              ended           ended
                                                          June 30, 1999   June 30, 1998
                                                          -------------   -------------
Cash flows from Operating Activities:
  Net income (loss) from operations                         (3,196,901)        (61,536)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
  Stock issued for services                                  3,380,000               0
  Note payable written off (debt forgiveness income)          (270,000)
  Increase in accounts payable                                  71,004               0
  Increase in accrued interest                                  15,897               0
                                                          ------------    ------------

  NET CASH USED IN OPERATING ACTIVITIES                              0         (61,536)
                                                          ------------    ------------

  NET CASH PROVIDED BY INVESTING ACTIVITIES                          -               -

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock                                                 -         452,134
Payment of notes payable                                             -         (48,992)
Shareholder loans written off                                        -          91,444
                                                          ------------    ------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                          0         494,586
                                                          ------------    ------------

NET CASH USED IN DISCONTINUED OPERATIONS                             0        (469,706)

Net increase (decrease) in cash                                      0         (36,656)

Cash, at beginning of period                                         0          36,656
                                                          ------------    ------------

Cash, at end of period                                               0               0
                                                          ============    ============


The accompanying notes are an integral part of these consolidated financial statements.


                                           18

CREATIVE RECYCLING TECHNOLOGIES, INC.
(NOW KNOWN AS INGEN TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999

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

During the fiscal year ended June 30, 1999, the Registrant sold its wholly owned subsidiary that had operated two restaurants. The effective date for this sale was deemed to be July 1, 1999 and therefore none of the financial activity of the restaurants has been included in these financial statements. Upon the sale of the subsidiary, the Registrant did not have any substantial activities. All activity associated with the restaurants in the fiscal year ended June 30, 1998 is reflected as Discontinued Operations for purposes of the financial information contained herein. The financial statements for June 30, 1999 include the gain from the disposition of the wholly owned subsidiary. All intercompany transactions have been eliminated in consolidation for the June 30, 1998 information.

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

During the fiscal year ended June 30, 1998, the Registrant operated two restaurants in Florida. One restaurant was closed in May of 1998 and the subsidiary that owned both restaurants was sold in February 1999. Since the former officer and director of the Registrant who controlled the restaurants resigned in August of 1998, the Registrant has deemed the effective date of the sale to be July 1, 1998. The subsidiary was operating at a loss and all additional liabilities and losses incurred after July 1, 1998 were the legal responsibility of the subsidiary and the former officer. The activities from the operation of the restaurants are reported as Discontinued Operations in the Statement of Operations for the fiscal year ended June 30, 1998.

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities and the reported amounts of income and expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Registrant considers all liquid investments with a remaining maturity of three months or less to be cash equivalents. Balances in bank accounts may, from time to time, exceed federally insured limits. Due to the lapse of a significant amount of time between the end of the fiscal year and commencement of the audit performed in 2007, the Registrant wrote off all cash balances that may have existed as of June 30, 1998 due to the difficulty in confirming the balances in the accounts nearly nine years ago.

REVENUE RECOGNITION

The Registrant generated revenues from sales at its restaurants. These revenues were reported as they were received, and have been included in the loss from Discontinued Operations on the Statement of Operations for the year ended June 30, 1998. No revenues were recognized in the year ended June 30, 1999.

PROPERTY AND EQUIPMENT

Property and equipment owned by the Registrant as of June 30, 1998 were written off as of that date. This is due to the fact that all property was eventually sold and that due to the lapse of time between the end of the fiscal year and commencement of the audit performed in 2007, the verification of the existence of equipment as of June 30, 1998 would be impossible. The Registrant did not acquire any additional property in the fiscal year ended June 30, 1999 and did not own any property and equipment at that time.

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

PRINCIPALS OF CONSOLIDATION

The Registrant's wholly owned subsidiary, Classic Restaurants International, Inc. (a Florida Corporation, "Classic"), was formed in April of 1992. This subsidiary was acquired in 1996. All of the operations of Classic are included as Discontinued Operations in the financial statements for balances as of June 30, 1998. Classic was sold in the fiscal year ended June 30, 1999 and the Registrant is no longer reporting consolidated financial statements.

NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. No diluted loss per share amounts are disclosed as their effect is antidilutive.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment owned by the Registrant as of June 30, 1998 were written off as of that date. This is due to the fact that all property was eventually sold and that due to the lapse of time between the end of the fiscal year and commencement of the audit performed in 2007, the verification of the existence of equipment as of June 30, 1998 would be impossible. The Registrant did not acquire any additional property in the fiscal year ended June 30, 1999 and did not own any property and equipment at that time.

NOTE 4 - NOTES PAYABLE

The Registrant and its wholly owned subsidiary entered into notes payable with various third parties from October 1994 through June 1997. The Registrant sold its wholly owned subsidiary, Classic Restaurants International, Inc., in the fiscal year ended June 30, 1999. Notes with a principal balance of $113,448 were originally entered into by Classic and thus were no longer a liability of the Registrant when Classic was sold. As of June 30, 1999, the total outstanding principal balance of notes payable was $110,174. All of these notes were past due and payable as of June 30, 1999. None of these notes were ever paid. In the fiscal year ended June 30, 1999, the Registrant wrote off a note in the amount of $250,000 due to Voyager Select IPO Fund due to a lack of consideration paid by Voyager. The Registrant settled a note through the issuance of its Class A common stock in the amount of $23,706 in July of 1999. The remaining notes with a principal balance of $86,468 were written off in June of 2002 due to the lapse of the statute of limitations for the holders to collect them.

NOTE 5 - LEASES AND COMMITMENTS:

As of June 30, 1999, the Registrant was not obligated under any leases.

NOTE 6 - STOCKHOLDERS' DEFICIT

The Registrant effectuated a reverse stock split on its Class A common stock at a rate of twenty for one on April 20, 1998. The Registrant also effectuated another reverse stock split on its Class A common stock at a rate of forty for one on December 6, 2005. Both of these reverse stock splits have been reflected in the presentation of the number of shares of Class A common stock outstanding as of June 30, 1999 and June 30, 1998.

During the fiscal year ended June 30, 1999, the Registrant issued 192,054 shares (adjusted for the reverse stock split on December 6, 2005) of its Class A common stock for services valued at $3,380,000.

At June 30, 1999, the Registrant had outstanding warrants to purchase 244 shares (adjusted for the reverse stock splits on April 20, 1998 and December 6, 2005) of the Registrant's Class A common stock, at a price equal to the lesser of $1,360 (strike price has been adjusted for the reverse stock splits on April 20, 1998 and December 6, 2005) or 60% of the closing bid price of the Registrant's Class A common stock on the date of exercise. The warrants became exercisable in June 1997 and expired in October 1999. None of these warrants were exercised.

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

At June 30, 1999, the Registrant has a net operating loss carryforward totaling approximately $6.6 million that may be offset against future taxable income through 2007. No tax benefit has been reported in the accompanying financial statements, because the Registrant believes there exists a possibility that the carryforward will expire unused. Accordingly, the tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount. The expected tax benefit that would result from applying federal statutory tax rates to the pre-tax loss differs from amounts reported in the financial statements because of the increase in the valuation allowance.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

As of June 30, 1999, the former subsidiary of the Registrant, Classic Restaurants International, Inc., had potential liabilities with the closing of its restaurant in Clearwater, Florida and the liabilities associated with the restaurant in Boca Raton, Florida. These liabilities included the potential for lawsuits with vendors, former employees and other creditors who were owed money at the time of the closing of the restaurant. Since the subsidiary that owned and operated these restaurants was sold in February of 1999, these liabilities are no longer the responsibility of the Registrant. The current management of the Registrant does not believe that there are any current liabilities associated with the restaurants.

In May of 1997, Mark Shoom filed a lawsuit against the Registrant and James Shaw, the President of the Registrant at the time. The suit attempted to collect principal, interest and attorney's fees due under a promissory note dated October 9, 1996 in the original principal amount of $80,000 payable by the Registrant and personally guaranteed by Mr. Shaw. In June 1997, the Registrant entered into a Settlement Agreement with Mr. Shoom under which the Registrant agreed to issue Mr. Shoom 114,737 shares of its common stock (no adjustment for the reverse stock split that occurred in 2005). This debt was written off in the fiscal year ended June 30, 1998. Under the terms of the Settlement Agreement, Mr. Shoom was guaranteed to net $103,000 from the sale of the stock issued to him. The Registrant had to issue additional shares to Mr. Shoom in the fiscal year ended June 30, 2000. The value of these additional shares was deducted as interest expense. The note is considered fully settled.

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

The lawsuit alleged that Voyager colluded with the former management of the Registrant to enter into a Securities Purchase Agreement on June 23, 1997 with the purpose of defrauding the Registrant's shareholders and creditors at the time. The net effect of the Securities Purchase Agreement was that Voyager converted an investment in the Registrant with a liquidation preference of $500,000 into an investment with a liquidation preference of $1,050,000, including a cash payment due by the Registrant to Voyager in the amount of $250,000. Because of its financial condition, the Registrant could not possibly pay the cash due. By June 30, 1999, this matter was fully resolved without the Registrant incurring any financial obligation to Voyager. The Registrant has recognized $270,000 as forgiveness of indebtedness income as a result of writing off the $250,000 note balance and $20,000 of accrued interest.

NOTE 10 - SUBSEQUENT EVENTS

After the sale of Classic Restaurants International, Inc., the Registrant did not have any substantial business activities until the acquisition of Ingen Technologies, Inc. (a Nevada corporation) in March of 2004. The Registrant changed its name to Ingen Technologies, Inc. and its subsidiary of the same name continued its business activities as a wholly owned subsidiary of the Registrant.

The Registrant effectuated a reverse stock split at a rate of forty-for-one on December 6, 2005. All adjustments as a result of this reverse stock split have been made to the information contained in these financial statements.

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

                                           POSITION                       DATES
NAME                        AGE          WITH COMPANY                   OF SERVICE
----                        ---          ------------                   ----------
James R. Shaw                52       President                         February 1996- August 1998
                                       & Director                       February 1996- August 1998

June Cuba                    47       Vice President                    August 1997- October 1998
                                       & Director                       February 1998-July 1998

Ronald Lambert               64       Director                          June 1997-July 1998

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

CURREN OFFICERS AND DIRECTORS (since the March 2004 acquisition of Ingen Technologies, Inc.):

SCOTT SAND has served as Chief Executive Officer and Chairman of the Board of Directors since the acquisition of Ingen in March 2004. Mr. Sand has a diversity of experience in the health care industry both domestic and abroad which spans more than 25 years. His contributions and accomplishments have been published in the Los Angeles Times and the Sacramento Tribune. He has been the recipient of recognition awards by high honored factions such as the United States Congress and the State Assembly, receiving the highest Commendation in the County of Los Angeles for his contributions to health care. Mr. Sand served as the CEO of Medcentrex, Inc. for 10 years in the 1990's, a medical service provider to more than 600 physicians nationwide. He served as the Director of Sales & Marketing for Eye Dynamics, Inc. for 7 years, a public company and manufacturer of Video ENG systems; assisting in their technology upgrades and design for VNG and increasing their sales each quarter during that time. He resigned from Eye Dynamics, Inc. to accept the full-time position as CEO & Chairman of Ingen Technologies, Inc. in 2004. Mr. Sand received a Bachelor of Science Degree in Computer Science from California State University and a MBA from California State University.

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

CURT A. MIEDEMA has served on the Board of Directors of the Registrant since the acquisition of Ingen in March 2004. For the last 5 years, Mr. Miedema has been self-employed with his own investment company called Miedema Investments. Mr. Miedema graduated from Unity Christian High School in 1975 and attended Davenport College for 1 year thereafter.

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

Based on its review of such filings currently available, the Registrant believes that the following were Section 16(a) deficiencies in the fiscal year ended June 30, 1999:

James Robert Shaw was not issued any stock nor is the Registrant aware of any stock sales made by Mr. Shaw during the fiscal year ended June 30, 1999. The Registrant is not aware of any Section 16(a) filings made by Mr. Shaw during the fiscal year ended June 30, 1999.

June Cuba was not issued any stock nor is the Registrant aware of any stock sales made by Ms. Cuba during the fiscal year ended June 30, 1999. The Registrant is not aware of any Section 16(a) filings made by Ms. Cuba during the fiscal year ended June 30, 1999.

Ronald Lambert was not issued any stock nor is the Registrant aware of any stock sales made by Mr. Lambert during the fiscal year ended June 30, 1999. The Registrant is not aware of any Section 16(a) filings made by Mr. Lambert during the fiscal year ended June 30, 1999.

Frank Pringle received 2,490,000 (62,250 shares as adjusted for the forty-for-one reverse stock split effectuated on December 6, 2005) shares of Class A Common stock on February 8, 1999. No filings were made with respect to this stock issuance or the subsequent cancellation of the stock. The Registrant is not aware of any Section 16(a) filings made by Mr. Pringle during the fiscal year ended June 30, 1999.

Benjamin Silber was not issued any stock nor is the Registrant aware of any stock sales made by Mr. Silber during the fiscal year ended June 30, 1999. The Registrant is not aware of any Section 16(a) filings made by Mr. Silber during the fiscal year ended June 30, 1999.

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

                                                   Summary Compensation Table

                                                 Annual Compensation                          Long-term Compensation

Name and                    Fiscal                            Other    Restricted       Securities                   All
principal                   Year                              annual      stock         underlying     LTIP         other
position                    Ended       Salary    Bonus    compensation   awards       options/SARs   payouts    compensation
        (a)                  (b)          (c)      (d)         (e)         (f)              (g)         (h)           (i)
Frank G. Pringle
Chairman & CEO            6/30/1999        0        0           0       1,167,188             0          0             0

Stephen LaSala
President                 6/30/1999        0        0           0               0             0          0             0

James Shaw,
President & Chairman      6/30/1999        0        0           0               0             0          0             0
                          6/30/1998        0        0           0               0             0          0             0

There are no outstanding stock options.

There are no employment agreements with any of the Registrant's executive officers.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Registrant's common stock by each person or group that is known by the Registrant to have been the beneficial owner of more than five percent of its outstanding common stock, each director and officer of the Registrant and all directors and executive officers of the Registrant as a group as of June 30, 1999. Unless otherwise indicated, the Registrant believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the common stock beneficially owned by them, where applicable. For information on current security ownership of certain beneficial owners and current management of the Registrant, please see current filings made by the Registrant with the SEC.

Title of       Name and Address of           Amount and Nature      Percent
 Class         Beneficial Owner             of Beneficial Owner     of Class

Common         James R. Shaw                      7,368              2.36%
               Current address unknown

Common         June Cuba                          0                  0.00%
               Current address unknown

Common         Frank Pringle                      125,260            40.17%
               Current address unknown

Common         Benjamin Silber                    7,128              2.29%
               Current address unknown

Common         Stephen LaSala                     0                  0.00%
               Current address unknown

All Directors and Officers on June 30, 1999
as a Group (5 Persons)                            139,756            44.82%

All stock ownership has been adjusted for the forty-for-one reverse stock split effectuated on December 6, 2005.

All other classes of stock (Class B Common and various preferred classes) have been ignored since all of these shares of stock were eventually cancelled.

EQUITY COMPENSATION PLAN INFORMATION

As of June 30, 1999, the Registrant did not have an equity compensation plan. Currently, the Registrant does not have any equity compensation plans in effect.

CHANGES IN CONTROL

On June 12, 1998 as part of its acquisition of AA Corp. (which was later rescinded), Frank Pringle became co-president of the Registrant. He shared this title with James Shaw. As of June 12, 1999, Mr. Pringle owned more than 40% of the outstanding Class A common shares of the Registrant. Mr. Shaw resigned in August of 1998.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Registrant sold its wholly owned subsidiary, Classic Restaurants International, Inc. ("Classic") to James Shaw, a former president and director of the Registrant. The agreement to sell the subsidiary was executed on February 1999, but the Registrant has deemed the effective date of the sale to be July 1, 1998 since the Registrant effectively did not have control over the subsidiary after Shaw resigned in August of 1998. Due to the liabilities of the subsidiary and the cancellation of stock in the transaction, the Registrant recorded a gain of $791,231 on the sale of the subsidiary. No cash was received by the Registrant as part of the transaction.

                                     PART IV

ITEM 13.   EXHIBITS

(A) EXHIBITS


(B) REPORTS ON FORM 8-K


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 1999 and 1998 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                                June 30, 1999      June 30, 1998
                                -------------      -------------
(i)       Audit Fees                      $                  $
(ii)      Audit Related Fees              -                  -
(iii)     Tax Fees
(v)       All Other Fees                  -                  -
                                   --------           --------
Total fees                                $                  $


AUDIT FEES. Consists of fees billed for professional services rendered for the audit of the Registrant's financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the auditing firm of the Registrant in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Registrant's financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 1998 or 1997.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 1999 or 1998.


                                   SIGNATURES

     In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Ingen Technologies, Inc.


                                     By: /s/ Scott R. Sand
                                         -----------------
                                     Name: Scott R. Sand
                                     Title: Chief Executive Officer and Chairman

                                     Date: February 12, 2007


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


Signature                    Title                              Date

/s/ Scott R. Sand
-----------------
Scott R. Sand                Chief Executive Officer,
                             Chairman (Principal
                             Executive Officer)

/s/ Thomas J. Neavitt
---------------------
Thomas J. Neavitt            Secretary, Chief Financial
                             Officer (Principal Financial
                             and Accounting Officer)

/s/ Khoo Yong Sin
-----------------
Khoo Yong Sin                Director

/s/ Christopher A. Worth
------------------------
Christopher A. Worth         Director

/s/ Curt A. Miedema
-------------------
Curt A. Miedema              Director

/s/ Stephen O'Hara
------------------
Stephen O'Hara               Director

/s/ John Finazzo
----------------
John Finazzo                 Director