Form 10QSB
period 1999-09-30
Ingen Technologies, Inc.
filed 2007-02-15
CIK 861058

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

                For the quarterly period ended September 30, 1999

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

The total number of shares of the Registrant's Class A Common Stock, no par value, outstanding on September 30, 1999 was 319,940. The total number of shares of the Registrant's Class A Common stock outstanding on January 31, 2007 was 29,609,610.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             PAGE

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                            3

         BALANCE SHEET AS OF SEPTEMBER 30, 1999                               3

         STATEMENTS OF OPERATIONS                                             4
               FOR THE THREE MONTHS ENDED
               SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

         STATEMENTS OF CASH FLOWS                                             5
               FOR THE THREE MONTHS ENDED
               SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

         NOTES TO UNAUDITED FINANCIAL STATEMENTS                              6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL           10
                  CONDITION AND RESULTS OF OPERATIONS

         ITEM 3.  CONTROLS & PROCEDURES                                       11

PART II - OTHER INFORMATION                                                   11

         ITEM 1.  LEGAL PROCEEDINGS                                           11

         ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND                 12
                  USE OF PROCEEDS

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             13

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE                             13
                  OF SECURITY HOLDERS

         ITEM 5.  OTHER INFORMATION                                           13

         ITEM 6.  EXHIBITS                                                    13

SIGNATURE                                                                     14

CERTIFICATIONS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS FOR PERIOD ENDING SEPTEMBER 30, 1999

                      CREATIVE RECYCLING TECHNOLOGIES, INC.
                     (now known as Ingen Technologies, Inc.)
                                  BALANCE SHEET
                            AS OF SEPTEMBER 30, 1999
                                   (UNAUDITED)

ASSETS                                                             September 30,
                                                                      1999
                                                                  -------------
                                                                   (Unaudited)
None
                                                                  -------------
TOTAL ASSETS                                                      $           0
                                                                  =============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                             $     238,410
     Accrued expenses                                                    69,389
     Notes payable                                                       86,468
                                                                  -------------
         Total current liabilities                                      394,267
                                                                  -------------

         Total liabilities                                              394,267

Shareholders' deficit:
     Common stock Class A, no par value;
       100,000,000 shares authorized; 319,940
       shares issued and outstanding as
       of September 30, 1999                                         10,474,557
     Common stock Class B, no par value
       200,000,000 shares authorized,
       no shares issued and outstanding
       as of September 30, 1999                                               0
     Preferred stock Series A, convertible,
       stated value $25,000 per share,
       20 shares authorized, no shares
        issued and authorized
        as of September 30, 1999                                              0
     Preferred stock Series B, convertible,
       stated value $15 per share,
       12,000 shares authorized, no shares
       issued and authorized
       as of September 30, 1999                                               0
     Preferred stock Series C, convertible,
       stated value $50,000 per share,
       12 shares authorized, no shares
       issued and authorized
       as of September 30, 1999                                               0
Accumulated deficit                                                 (10,868,824)
                                                                  -------------
     Total shareholders' deficit                                       (394,267)
                                                                  -------------
     Total liabilities and shareholders' deficit                  $           0
                                                                  =============

The accompanying notes are an integral part of these consolidated financial statements.


                      CREATIVE RECYCLING TECHNOLOGIES, INC.
                     (now known as Ingen Technologies, Inc.)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS      THREE MONTHS
                                                        ENDED             ENDED
                                                    SEPTEMBER 30,    SEPTEMBER 30,
                                                        1999              1998
                                                    -------------    -------------
General and administrative expenses                 $          --    $    (454,957)

Other income                                                   --               --
Interest expense                                         (108,306)         (13,223)
                                                    -------------    -------------

Loss before provision for income taxes                   (108,306)        (468,180)

Provision for income taxes                                     --               --
                                                    -------------    -------------

Net loss before discontinued operations                  (108,306)        (468,180)

Gain (loss) from discontinued operations                       --          397,261
                                                    -------------    -------------

Net loss                                                 (108,306)         (70,919)
                                                    =============    =============

Net loss per share before discontinued operations   $       (0.34)   $       (3.70)
Net loss per share from discontinued operations     $          --    $        3.14
Basic net loss per weighted share                   $       (0.34)   $       (0.56)

Basic weighted average shares outstanding                 317,231          126,682


The accompanying notes are an integral part of these consolidated financial statements.



                      CREATIVE RECYCLING TECHNOLOGIES, INC.
                     (now known as Ingen Technologies, Inc.)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                   Three months    Three months
                                                      ended           ended
                                                   September 30,   September 30,
                                                       1999            1998
                                                   ------------    ------------

Cash flows from Operating Activities:
  Net income (net loss)                                (108,306)       (468,180)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
Expenses paid with stock                                105,000         464,874
Increase in accrued expenses                              3,306           3,306
                                                   ------------    ------------

  NET CASH USED IN OPERATING ACTIVITIES                       0               0
                                                   ------------    ------------

  NET CASH PROVIDED BY INVESTING ACTIVITIES                   0               0

  NET CASH PROVIDED BY FINANCING ACTIVITIES                   0               0
                                                   ------------    ------------

NET CASH USED IN DISCONTINUED OPERATIONS                                      0

Net increase (decrease) in cash                               0               0

Cash, at beginning of period                                  0               0
                                                   ------------    ------------

Cash, at end of period                                        0               0
                                                   ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                      CREATIVE RECYCLING TECHNOLOGIES, INC.
                     (now known as Ingen Technologies, Inc.)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

NOTE 1 - OVERVIEW AND BASIS OF PRESENTATION

Overview

Creative Recycling Technologies, Inc., (now known as Ingen Technologies, Inc. and hereinafter sometimes referred to as the "Registrant") was incorporated under the laws of the state of Georgia in 1995 under the name Classic Restaurants International, Inc. The Registrant changed its name in 1998 to Creative Recycling Technologies, Inc. As of September 30, 1999, the Registrant did not have any active business operations. In 1998, the Registrant owned and operated a restaurant through a wholly owned subsidiary. The wholly owned subsidiary that operated the restaurants was sold in 1999, and the Registrant no longer had any substantial activities at this point. For purposes of the financial information for the quarter ended September 30, 1998, the sale of the restaurant was deemed to be effective on July 1, 1998 (the first day of the fiscal year). The operations of the restaurant have been ignored and these financial statements are not presented on a consolidated basis with the disposed of subsidiary.

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

The Registrant reduced the authorized number of shares of its common shares from 500 million to 100 million in 2005. The number of authorized preferred shares is 40 million. Effective December 6, 2005, the Registrant authorized a reverse split of common shares on a ratio of 40 into 1; thereby reducing the number of issued shares from 488,037,593 to 12,201,138. The preferred shares were also reverse split at a ratio of 3 into 1, reducing the issued preferred shares from
39.9 million to 13.3 million. The preferred shares are convertible into common shares on a 1 into 1 basis and are entitled to vote on an equal footing with common shares on all matters for which shareholder voting input is required. The Registrant's common stock currently trades under the symbol "IGTG." The shares outstanding as of September 30, 1999 have been adjusted to reflect this reverse stock split.

Interim Financial Information

The financial statements presented in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations for interim reporting. These financial statements for the three-month period ended September 30, 1999 are not necessarily indicative of the results which may be expected for an entire fiscal year.

NOTE 2 - PER SHARE INFORMATION

Basic loss per common share for the three months ended September 30, 1999 and September 30, 1998 have been computed based on net income (loss) divided by the weighted average number of common shares outstanding during the period. Dilutive net loss per share is not reported since the effects are anti-dilutive and the Registrant is in a net loss position. For the three months ended September 30, 1999 and September 30, 1998, the weighted average number of shares outstanding totaled 317,231 and 126,682, respectively (these average number of shares outstanding have been adjusted for the forty-for-one reverse stock split that took place on December 6, 2005).

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Registrant reported a net loss of $108,306 for the three months ended September 30, 1999. This income was primarily due to a gain on the disposition of its wholly owned subsidiary. The Registrant has incurred total losses of $10,474,557 since its inception. Therefore, the ability of the Registrant to continue as a going concern is dependent on obtaining additional capital and financing. The accompanying financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

The Registrant did not own any property and equipment as of September 30, 1999.

NOTE 5 - NOTES PAYABLE

The Registrant entered into notes payable with various third parties from October 1994 through June 1997. As of September 30, 1999, the total outstanding principal balance of these notes was $86,468. All of these notes were past due as of September 30, 1999. None of these notes were ever paid. These notes were written off in June of 2002 due to the lapse of the statute of limitations for the holders to collect them.

NOTE 6 - LEGAL ISSUES

In May of 1997, Mark Shoom filed a lawsuit against the Registrant and James Shaw, the President of the Registrant at the time. The suit attempted to collect principal, interest and attorney's fees due under a promissory note dated October 9, 1996 in the original principal amount of $80,000 payable by the Registrant and personally guaranteed by Mr. Shaw. In June 1997, the Registrant entered into a Settlement Agreement with Mr. Shoom under which the Registrant agreed to issue Mr. Shoom 114,737 shares of its common stock (no adjustment for the reverse stock split that occurred in 2005). This debt was written off in the fiscal year ended June 30, 1998. Under the terms of the Settlement Agreement, Mr. Shoom was guaranteed to net $103,000 from the sale of the stock issued to him. The Registrant had to issue additional shares to Mr. Shoom in July 1999. The value of these additional shares ($105,000) has been deducted as interest expense in the quarter ended September 30, 1999. The note is considered fully settled.

John Jardine commenced legal action against the Registrant to recover damages under a subordinated debenture. Mr. Jardine received a default judgment against the Registrant in the amount of $253,000. This judgment was accrued. In July of 1999, the Registrant issued Mr. Jardine 200,000 shares of its Class A common stock (5,000 shares after the effect of the reverse stock split on December 6, 2005) to settle this liability. This liability has been written off in the quarter ended September 30, 1999.

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

The Registrant reduced the authorized number of shares of its common shares from 500 million to 100 million in 2005. The number of authorized preferred shares is 40 million. Effective December 6, 2005, the Registrant authorized a reverse split of common shares on a ratio of 40 into 1; thereby reducing the number of issued shares from 488,037,593 to 12,201,138. The preferred shares were also reverse split at a ratio of 3 into 1, reducing the issued preferred shares from
39.9 million to 13.3 million. The preferred shares are convertible into common shares on a 1 into 1 basis and are entitled to vote on an equal footing with common shares on all matters for which shareholder voting input is required. The Registrant's common stock currently trades under the symbol "IGTG." The shares outstanding as of September 30, 1999 have been adjusted to reflect this reverse stock split.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                       (Period Ending September 30, 1999)
                            Unaudited Financial Data

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

Results of Operations -

Revenues

         The Registrant did not report any revenues in either the quarter ended September 30, 1999 or in the quarter ended September 30, 1998.

General and Administrative Expenses

         The Registrant did not have any General and administrative expenses in the quarter ended September 30, 1999. The general and administrative expenses from the quarter ended September 30, 1998 were equal to $454,957.

Interest Expense

         The Registrant incurred interest expense of $108,306 in the quarter ended September 30, 1999, compared to interest expense of $3,306 in the quarter ended September 30, 1998. The interest expense for the quarter ended September 30, 1999 included $105,000 in additional interest expense for the value of stock issued to a former note holder. Without respect to this additional interest expense, the interest expense for the two quarters is the same.

Net Income or Loss

         The Registrant reported a net loss of $108,306 in the quarter ended September 30, 1999. This represented a loss of $0.34 per share for the quarter. The Registrant reported a net loss of $70,919 in the quarter ended September 30, 1998 which represented net loss per share of $0.56. This net loss was reduced by the gain on the disposition of the Registrant's wholly owned subsidiary. This disposition resulted in a gain of $397,261, $3.14 per share. Without respect to the disposition the Registrant's net loss per share for the quarter ended September 30, 1998 was $3.70.

Liquidity and Capital Resources

         The Registrant did not expend any cash in the quarter ended September 30, 1999. All of its expenses were either accrued or paid through the issuance of common stock.

         The Registrant did not have any assets as of September 30, 1999. Its current liabilities equaled $394,267, generating a net working capital deficit of $394,267.


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

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

As of September 30, 1999, the former subsidiary of the Registrant, Classic Restaurants International, Inc., had potential liabilities with the closing of its restaurant in Clearwater, Florida and the liabilities associated with the restaurant in Boca Raton, Florida. These liabilities included the potential for lawsuits with vendors, former employees and other creditors who were owed money at the time of the closing of the restaurant. Since the subsidiary that owned and operated these restaurants was sold in February of 1999, these liabilities are no longer the responsibility of the Registrant. The current management of the Registrant does not believe that there are any current liabilities associated with the restaurants.

In May of 1997, Mark Shoom filed a lawsuit against the Registrant and James Shaw, the President of the Registrant at the time. The suit attempted to collect principal, interest and attorney's fees due under a promissory note dated October 9, 1996 in the original principal amount of $80,000 payable by the Registrant and personally guaranteed by Mr. Shaw. In June 1997, the Registrant entered into a Settlement Agreement with Mr. Shoom under which the Registrant agreed to issue Mr. Shoom 114,737 shares of its common stock (no adjustment for the reverse stock split that occurred in 2005). This debt was written off in the fiscal year ended June 30, 1998. Under the terms of the Settlement Agreement, Mr. Shoom was guaranteed to net $103,000 from the sale of the stock issued to him. The Registrant had to issue additional shares to Mr. Shoom in July 1999. The value of these additional shares was deducted as interest expense in the quarter ended September 30, 1999. The note is considered fully settled.

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

John Jardine commenced legal action against the Registrant to recover damages under a subordinated debenture. Mr. Jardine received a default judgment against the Registrant in the amount of $253,000. This judgment was accrued. In July of 1999, the Registrant issued Mr. Jardine 200,000 shares of its Class A common stock (5,000 shares after the effect of the reverse stock split on December 6, 2005) to settle this liability. This liability has been considered paid and fully settled in the quarter ended September 30, 1999.

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


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities
---------------------------------------

During the quarter ended September 30, 1999, the Registrant sold the following securities without registration under the Securities Act of 1933 in reliance on the exemption contained in Section 4(2) and Regulation D promulgated thereunder:

Common Stock
------------

a) In July of 1999, the Registrant issued 5,000 reverse stock split adjusted shares of its Class A common stock to John Jardine (the original issuance was for 200,000 shares of common stock, prior to the reverse stock split on December 6,
                  2005). The shares were valued at $252,706 and represented a settlement of the accrued liability to Mr. Jardine from a judgment that Mr. Jardine received against the Registrant.
b) In July of 1999, the Registrant issued 3,125 reverse stock split adjusted shares of its Class A common stock to Mark Shoom (the original issuance was for 125,000 shares of common stock, prior to the reverse stock split on December 6, 2005). The shares were valued at $105,000 and represented a settlement to pay Mr. Shoom under the terms of a note payable that he had with the Registrant.

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


                                     INGEN TECHNOLOGIES, INC.




Dated:   February 15, 2007           /s/ Scott R. Sand
                                     ------------------------------------
                                     Chief Executive Officer and Chairman