Form 10QSB
period 1999-12-31
Ingen Technologies, Inc.
filed 2007-02-15
CIK 861058

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

                For the quarterly period ended December 31, 1999

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

The total number of shares of the Registrant's Class A Common Stock, no par value, outstanding on December 31, 1998 was 321,615. The total number of shares of the Registrant's Class A Common stock outstanding on January 31, 2007 was 29,609,610.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                            3

         BALANCE SHEET AS OF DECEMBER 31, 1999                                3

         STATEMENTS OF OPERATIONS                                             4
                FOR THE THREE AND SIX MONTHS ENDED
                DECEMBER 31, 1999 AND DECEMBER 31, 1998

         STATEMENTS OF CASH FLOWS                                             5
                FOR THE SIX MONTHS ENDED
                DECEMBER 31, 1999 AND DECEMBER 31, 1998

         NOTES TO UNAUDITED FINANCIAL STATEMENTS                              6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL           10
                  CONDITION AND RESULTS OF OPERATIONS

         ITEM 3.  CONTROLS & PROCEDURES                                       11

PART II - OTHER INFORMATION                                                   11

         ITEM 1.  LEGAL PROCEEDINGS                                           11

         ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND                 12
                  USE OF PROCEEDS

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             13

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE                             13
                  OF SECURITY HOLDERS

         ITEM 5.  OTHER INFORMATION                                           13

         ITEM 6.  EXHIBITS                                                    13

SIGNATURE                                                                     14

CERTIFICATIONS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS FOR PERIOD ENDING DECEMBER 31, 1999

                      CREATIVE RECYCLING TECHNOLOGIES, INC.
                     (now known as Ingen Technologies, Inc.)
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 1999
                                   (UNAUDITED)

ASSETS                                                             December 31,
                                                                       1999
                                                                  -------------
                                                                   (Unaudited)

None                                                                          0
                                                                  -------------
TOTAL ASSETS                                                      $           0
                                                                  =============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                             $     238,410
     Accrued expenses                                                    70,020
     Notes payable                                                       86,468
                                                                  -------------
         Total current liabilities                                      394,899
                                                                  -------------

         Total liabilities                                              394,899

Shareholders' deficit:
     Common stock Class A, no par value;
       100,000,000 shares authorized; 321,615
       shares issued and outstanding as
       of December 31, 1999                                          10,090,637
     Common stock Class B, no par value
       200,000,000 shares authorized,
       no shares issued and outstanding
       as of December 31, 1999                                                0
     Preferred stock Series A, convertible,
       stated value $25,000 per share,
       20 shares authorized, no shares
       issued and authorized
       as of December 31, 1999                                                0
     Preferred stock Series B, convertible,
       stated value $15 per share,
       12,000 shares authorized, no shares
       issued and authorized
       as of December 31, 1999                                                0
     Preferred stock Series C, convertible,
       stated value $50,000 per share,
       12 shares authorized, no shares
       issued and authorized
       as of December 31, 1999                                                0
Accumulated deficit                                                 (10,485,536)
                                                                  -------------
     Total shareholders' deficit                                       (394,899)
                                                                  -------------
     Total liabilities and shareholders' deficit                  $           0
                                                                  =============


The accompanying notes are an integral part of these consolidated financial statements.


                                      CREATIVE RECYCLING TECHNOLOGIES, INC.
                                            STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                                     THREE MONTHS      SIX MONTHS      THREE MONTHS      SIX MONTHS
                                                        ENDED            ENDED            ENDED            ENDED
                                                     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                        1999             1999             1998             1998
                                                    -------------    -------------    -------------    -------------

General and administrative expenses                 $     (10,050)   $     (10,050)   $    (368,250)   $    (833,125)


Interest expense                                           (3,306)        (111,611)          (3,306)          (6,611)
                                                    -------------    -------------    -------------    -------------

Loss before provision for income taxes                    (13,356)        (121,661)        (371,556)        (839,736)

Provision for income taxes                                     --               --               --               --
                                                    -------------    -------------    -------------    -------------

Net loss before discontinued operations                   (13,356)        (121,661)        (371,556)        (839,736)

Gain (loss) from discontinued operations                       --               --               --          397,261
                                                    -------------    -------------    -------------    -------------

Net loss                                                  (13,356)        (121,661)        (371,556)        (442,475)
                                                    =============    =============    =============    =============


Net loss per share before discontinued operations   $       (0.04)   $       (0.38)   $       (1.94)   $       (5.16)
Net loss per share from discontinued operations     $          --    $          --    $          --    $        2.44
Basic net loss per weighted share                   $       (0.04)   $       (0.38)   $       (1.94)   $       (2.72)

Basic weighted average shares outstanding                 320,777          319,423          191,815          162,663


The accompanying notes are an integral part of these consolidated financial statements.


                      CREATIVE RECYCLING TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    Six months      Six months
                                                       ended           ended
                                                   December 31,    December 31,
                                                       1999            1998
                                                   ------------    ------------

Cash flows from Operating Activities:
  Net income (net loss)                                (121,661)       (839,736)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
Expenses paid with stock                                115,050         833,124
Increase in accrued expenses                              6,611           6,612
                                                   ------------    ------------

  NET CASH USED IN OPERATING ACTIVITIES                       0               0
                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                         0               0
                                                   ------------    ------------

  NET CASH PROVIDED BY INVESTING ACTIVITIES                   0               0

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from officer                                             0               0
                                                   ------------    ------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                   0               0
                                                   ------------    ------------

NET CASH USED IN DISCONTINUED OPERATIONS

Net increase (decrease) in cash                               0               0

Cash, at beginning of period                                  0               0
                                                   ------------    ------------

Cash, at end of period                                        0               0
                                                   ============    ============


Cash, at end of period                                        0          10,858
                                                   ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                      CREATIVE RECYCLING TECHNOLOGIES, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 1 - OVERVIEW AND BASIS OF PRESENTATION

Overview

Creative Recycling Technologies, Inc., (now known as Ingen Technologies, Inc. and hereinafter sometimes referred to as the "Registrant") was incorporated under the laws of the state of Georgia in 1995 under the name Classic Restaurants International, Inc. The Registrant changed its name in 1998 to Creative Recycling Technologies, Inc. As of December 31, 1999, the Registrant did not have any active business operations. In 1998, the Registrant owned and operated a restaurant through a wholly owned subsidiary. The wholly owned subsidiary that operated the restaurants was sold in 1999, and the Registrant no longer had any substantial activities at this point. For purposes of the financial information for the periods ended December 31, 1999, the sale of the restaurant was deemed to be effective on July 1, 1998 (the first day of the fiscal year). The operations of the restaurant have been ignored and these financial statements are not presented on a consolidated basis with the disposed of subsidiary.

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

The Registrant reduced the authorized number of shares of its common shares from 500 million to 100 million in 2005. The number of authorized preferred shares is 40 million. Effective December 6, 2005, the Registrant authorized a reverse split of common shares on a ratio of 40 into 1; thereby reducing the number of issued shares from 488,037,593 to 12,201,138. The preferred shares were also reverse split at a ratio of 3 into 1, reducing the issued preferred shares from
39.9 million to 13.3 million. The preferred shares are convertible into common shares on a 1 into 1 basis and are entitled to vote on an equal footing with common shares on all matters for which shareholder voting input is required. The Registrant's common stock currently trades under the symbol "IGTG." The shares outstanding as of December 31, 1999 have been adjusted to reflect this reverse stock split.

Interim Financial Information

The financial statements presented in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations for interim reporting. These financial statements for the three and six-month periods ended December 31, 1999 are not necessarily indicative of the results which may be expected for an entire fiscal year.

NOTE 2 - PER SHARE INFORMATION

Basic loss per common share for the three and six-months ended December 31, 1999 and December 31, 1998 have been computed based on net income (loss) divided by the weighted average number of common shares outstanding during the period. Dilutive net loss per share is not reported since the effects are anti-dilutive and the Registrant is in a net loss position. For the three months ended December 31, 1999 and December 31, 1998, the weighted average number of shares outstanding totaled 320,777 and 191,815, respectively (these average number of shares outstanding have been adjusted for the forty-for-one reverse stock split that took place on December 6, 2005). For the six months ended December 31, 1999 and December 31, 1998, the weighted average number of shares outstanding totaled 319,423 and 162,663, respectively (these average number of shares outstanding have been adjusted for the forty-for-one reverse stock split that took place on December 6, 2005).

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Registrant incurred a net loss of $13,356 for the three months ended December 31, 1999. The Registrant has incurred total losses of $10,090,637 since its inception. Therefore, the ability of the Registrant to continue as a going concern is dependent on obtaining additional capital and financing. The accompanying financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

The Registrant did not own any property and equipment as of December 31, 1999.

NOTE 5 - NOTES PAYABLE

The Registrant entered into notes payable with various third parties from October 1994 through June 1997. As of December 31, 1999, the total outstanding principal balance of these notes was $86,468. All of these notes were past due as of December 31, 1999. All of these notes were past due as of December 31, 1999. None of these notes were ever paid. The notes were all written off in June of 2002 due to the lapse of the statute of limitations for the holders to collect them.

NOTE 6 - LEGAL ISSUES

In May of 1997, Mark Shoom filed a lawsuit against the Registrant and James Shaw, the President of the Registrant at the time. The suit attempted to collect principal, interest and attorney's fees due under a promissory note dated October 9, 1996 in the original principal amount of $80,000 payable by the Registrant and personally guaranteed by Mr. Shaw. In June 1997, the Registrant entered into a Settlement Agreement with Mr. Shoom under which the Registrant agreed to issue Mr. Shoom 114,737 shares of its common stock (no adjustment for the reverse stock split that occurred in 2005). This debt was written off in the fiscal year ended June 30, 1998. Under the terms of the Settlement Agreement, Mr. Shoom was guaranteed to net $103,000 from the sale of the stock issued to him. The Registrant had to issue additional shares to Mr. Shoom in July 1999. The value of these additional shares ($105,000) was deducted as interest expense at this time. The note is considered fully settled.

John Jardine commenced legal action against the Registrant to recover damages under a subordinated debenture. Mr. Jardine received a default judgment against the Registrant in the amount of $253,000. This judgment was accrued. In July of 1999, the Registrant issued Mr. Jardine 200,000 shares of its Class A common stock (5,000 shares after the effect of the reverse stock split on December 6, 2005) to settle this liability. This liability was written off at this time.

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

The Registrant reduced the authorized number of shares of its common shares from 500 million to 100 million in 2005. The number of authorized preferred shares is 40 million. Effective December 6, 2005, the Registrant authorized a reverse split of common shares on a ratio of 40 into 1; thereby reducing the number of issued shares from 488,037,593 to 12,201,138. The preferred shares were also reverse split at a ratio of 3 into 1, reducing the issued preferred shares from
39.9 million to 13.3 million. The preferred shares are convertible into common shares on a 1 into 1 basis and are entitled to vote on an equal footing with common shares on all matters for which shareholder voting input is required. The Registrant's common stock currently trades under the symbol "IGTG." The shares outstanding as of December 31, 1999 have been adjusted to reflect this reverse stock split.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                        (Period Ending December 31, 1999)
                            Unaudited Financial Data

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

Results of Operations -

Revenues

         The Registrant did not report any revenues in either the quarter ended December 31, 1999 or in the quarter ended December 31, 1998.

General and Administrative Expenses

         General and administrative expenses in the quarter and six-months ended December 31, 1999 were $10,050. The expense was incurred through the issuance of stock for services rendered to the Registrant. General and administrative expenses in the quarter and six-months ended December 31, 1998 were $368,250 and $833,125, respectively. This expense was incurred through the issuance of stock for services rendered.

Interest Expense

         The Registrant incurred interest expense of $3,306 and $111,611 in the quarter and six-months ended December 31, 1999, respectively. This is compared to interest expense of $3,306 and $6,611 in the same periods in 1998. The interest bearing debt of the Registrant remained the same over the periods in 1998 and 1999. The difference in interest expense in the six-months ended December 31, 1999 was due to additional interest expense for the value of stock issued to a former note holder in the amount of $105,000.

Net Income or Loss

            The Registrant reported a net loss of $13,356 in the quarter ended December 31, 1999 which represented net loss per share of $0.04. The Registrant reported a net loss of $371,556 in the quarter ended December 31, 1998. This represented a loss of $1.94 per share for the quarter.

         The Registrant reported a net loss of $121,661 in the six-months ended December 31, 1999 which represented net loss per share of $0.38. The Registrant reported a net loss of $442,475 in the six-months ended December 31, 1998. This represented a loss of $2.72 per share for the quarter.

Liquidity and Capital Resources

         The Registrant did not expend any cash in the quarter or six-months ended December 31, 1999. All of its expenses were either accrued or paid through the issuance of common stock.

         The Registrant did not have any assets as of December 31, 1999. Its current liabilities equaled $394,899, generating a net working capital deficit of $394,899.

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

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

As of December 31, 1999, the former subsidiary of the Registrant, Classic Restaurants International, Inc., had potential liabilities with the closing of its restaurant in Clearwater, Florida and the liabilities associated with the restaurant in Boca Raton, Florida. These liabilities included the potential for lawsuits with vendors, former employees and other creditors who were owed money at the time of the closing of the restaurant. Since the subsidiary that owned and operated these restaurants was sold in February of 1999, these liabilities are no longer the responsibility of the Registrant. The current management of the Registrant does not believe that there are any current liabilities associated with the restaurants.

In May of 1997, Mark Shoom filed a lawsuit against the Registrant and James Shaw, the President of the Registrant at the time. The suit attempted to collect principal, interest and attorney's fees due under a promissory note dated October 9, 1996 in the original principal amount of $80,000 payable by the Registrant and personally guaranteed by Mr. Shaw. In June 1997, the Registrant entered into a Settlement Agreement with Mr. Shoom under which the Registrant agreed to issue Mr. Shoom 114,737 shares of its common stock (no adjustment for the reverse stock split that occurred in 2005). This debt was written off in the fiscal year ended June 30, 1998. Under the terms of the Settlement Agreement, Mr. Shoom was guaranteed to net $103,000 from the sale of the stock issued to him. The Registrant had to issue additional shares to Mr. Shoom in July 1999. The value of these additional shares ($105,000) was deducted as interest expense at this time. The note is considered fully settled.

John Jardine commenced legal action against the Registrant to recover damages under a subordinated debenture. Mr. Jardine received a default judgment against the Registrant in the amount of $253,000. This judgment was accrued. In July of 1999, the Registrant issued Mr. Jardine 200,000 shares of its Class A common stock (5,000 shares after the effect of the reverse stock split on December 6, 2005) to settle this liability. This liability was written off at this time.

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


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities
---------------------------------------

During the quarter ended December 31, 1999, the Registrant sold the following securities without registration under the Securities Act of 1933 in reliance on the exemption contained in Section 4(2) and Regulation D promulgated thereunder:

Common Stock
------------

a) In December 1999, the Registrant issued 1,675 reverse stock split adjusted shares of its common stock to three individuals for services rendered to the Registrant (the original issuance was for 67,000 shares of common stock, prior to the reverse stock split on December 6, 2005). The Registrant valued this stock at $10,050 and expensed this amount at the time of issuance.

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