Form 10KSB
period 2000-06-30
Ingen Technologies, Inc.
filed 2007-03-08
CIK 861058

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

     For the fiscal year ended: June 30, 2000
                                -------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

            For the transition period from: __________ to __________

Commission file number: 0-28704
                        -------

                            INGEN TECHNOLOGIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                  Georgia                                 84-1122431
                  -------                                 ----------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)              Identification Number)

35193 Avenue "A", Suite-C
Yucaipa, CA                                                  92399
- ----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code:  (800) 259-9622

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

Yes [ ]. No [X].

The issuer's revenues for its most recent fiscal year ended May 31, 2006 were $846,783. The issuer did not report any revenues for its fiscal year ended June 30, 2000.

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

     DOCUMENTS INCORPORATED BY REFERENCE

None.

     Transitional Small Business Disclosure Format (check one):

     Yes [ ]  No [X]

                                      INDEX

                                                                           Page
                                                                          Number

                                     PART I.

Item 1.    Business                                                         4

Item 2.    Properties                                                       7

Item 3.    Legal Proceedings                                                7

Item 4.    Submission of Matters to a Vote of Security Holders              8

                                    PART II.

Item 5.    Market for Common Equity, Related Stockholder Matters and
           Small Business Issuer Purchases of Equity Securities             8

Item 6.    Management's Discussion and Analysis or Plan of Operation        8

Item 7.    Consolidated Financial Statements                                10

Item 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                              19

Item 8A    Controls and Procedures                                          19

Item 8B    Other Information                                                19

                                    PART III.

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                19

Item 10.   Executive Compensation                                           22

Item 11.   Security Ownership of Certain Beneficial Owners and Management   22
           And Related Stockholder Matters

Item 12.   Certain Relationships and Related Transactions                   23

                                    PART IV.

Item 13.   Exhibits                                                         23

Item 14.   Principal Accountant Fees and Services                           23

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

The Registrant reduced the authorized number of shares of its common shares from 500 million to 100 million in 2005. The number of authorized preferred shares is 40 million. Effective December 6, 2005, the Registrant authorized a reverse split of common shares on a ratio of 40 into 1; thereby reducing the number of issued shares from 488,037,593 to 12,201,138. The preferred shares were also reverse split at a ratio of 3 into 1, reducing our issued preferred shares from
39.9 million to 13.3 million. Our preferred shares are convertible into common shares on a 1 into 1 basis. Our preferred shares are entitled to vote on an equal footing with common shares on all matters for which shareholder voting input is required. The Registrant's common stock currently trades under the symbol "IGTG." The shares outstanding as of June 30, 2000 have been adjusted to reflect this reverse stock split.

DISCONTINUED BUSINESS OVERVIEW

In the fiscal year ended June 30, 2000, the Registrant disposed of a wholly owned subsidiary, Classic Restaurants International, Inc. ("Classic"). Classic owned and operated two restaurants in Florida. Classic was organized under the laws of the State of Florida on April 7, 1992, for the purpose of developing and operating restaurants using a dinner theater concept. On December 1, 1992, Classic opened Musicana Supper Club in Boca Raton, Florida. Classic opened Musicana Dinner Theater in Clearwater, Florida on May 14, 1994. The Registrant acquired all of the outstanding stock of Classic on December 31, 1996. This subsidiary was sold on February 19, 1999. Because the officer in control of the subsidiary resigned from the Registrant in August of 1998, the Registrant has deemed the effective date of the disposition of the subsidiary to be July 1, 1998. None of the financial activity of the restaurants has been included in the financial information contained herein. The gain from the disposition of the subsidiary is included as a gain from discontinued operations on the statement of operations for the fiscal year ended June 30, 1999.

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

EMPLOYEES

The Registrant currently has one full-time employee in its wholly owned subsidiary. As of June 30, 2000 the Registrant had no employees.

INTELLECTUAL PROPERTY

As of June 30, 2000, the Registrant did not own any intellectual property rights. Under its current business operations as of the filing of this report, the Registrant owns two patents and a total of four trademarks for its products. Patents, trademarks and trade secrets are essential to the future profitability of the Registrant's products, and it is the Registrant's policy to pursue intellectual property protection aggressively for all of its products.


ITEM 2.  DESCRIPTION OF PROPERTY

As of June 30, 2000, the Registrant did not rent or lease any office space.

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

John Jardine commenced legal action against the Registrant to recover damages under a subordinated debenture. Mr. Jardine received a default judgment against the Registrant in the amount of $253,000. This judgment has been accrued as of June 30, 1998. In July of 1999, the Registrant issued Mr. Jardine 200,000 shares of its Class A common stock (5,000 shares after the effect of the reverse stock split on December 6, 2005) to settle this liability. This liability was written off in the fiscal year ended June 30, 2000 and the Registrant considers the liability to be fully settled.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Registrant's common stock currently trades on the "Pink Sheets" under the stock symbol "IGTG." On June 30, 2000, the Registrant's common stock traded on the Over-the-Counter Bulletin Board under the ticker symbol "CRTZ." The range of high and low bid information as set forth below for the shares of the Registrant's stock for the fiscal years ended June 30, 1999 and June 30, 2000 have been adjusted for all reverse stock splits or other capitalization adjustments through January 2006 (including a twenty-for-one reverse stock split on April 20, 1998 and a forty-for-one reverse stock split effective on December 6, 2005). The prices reflect the records of the OTC Bulletin Board (NASDAQ) and as reported by the Pink Sheets. Such quotations represent prices between dealers, do not include retail markup, markdown or commission, and may not represent actual transactions.

Year Ended June 30, 2000                             High              Low
------------------------                             ----              ---

First Quarter - July 1 to Sept. 30, 1999            $ 84.00          $17.50
Second Quarter - Oct. 1 to Dec. 31, 1999              17.60            4.00
Third Quarter - Jan. 1 to Mar. 31, 2000               22.00            5.20
Fourth Quarter - April 1 to June 30, 2000             21.60           10.80

Year Ended June 30, 1999                             High              Low
------------------------                             ----              ---

First Quarter - July 1 to Sept. 30, 1998            $120.00          $11.20
Second Quarter - Oct. 1 to Dec. 31, 1998              31.20            2.20
Third Quarter - Jan. 1 to Mar. 31, 1999               46.00           20.40
Fourth Quarter - April 1 to June 30, 1999             82.00           22.00


As of June 30, 2000, the Registrant had approximately 519 shareholders of record, including nominees and brokers holding street accounts. As of February 5, 2007, the last sale price for the Registrant's Class A common stock was $0.054 per share.

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

Recent Sales of Unregistered Securities
---------------------------------------

During the quarter ended June 30, 2000, the Registrant did not make any sales or other issuances of securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and accompanying notes included elsewhere in this Form 10-KSB.

The following information is presented for the Registrant's operations for the year ended June 30, 2000 and June 30, 1999.

Results of Operations.

(a)  Revenues.

For the years ended June 30, 2000 and June 30, 1999, the Registrant did not report any revenues. The lack of revenues in the fiscal years ended June 30, 2000 and June 30, 1999 have no relation to the current revenues or operations of the Registrant.

(b) Selling, General and Administrative Expenses.

For the year ended June 30, 1999, the Registrant incurred total general and administrative expenses ("G&A") of $19,162, compared to $3,453,678 in the fiscal year ended June 30, 1999 (a decrease of 99%). The expenses incurred in the fiscal years ended June 30, 2000 and June 30, 1999 were the value of stock issuances to various individuals and entities. The stock was issued as restricted stock and it was valued at a 50% discount to the market price at the time of the issuance. The expenses incurred in the fiscal year ended June 30, 1999 and June 30, 2000 have no relation to the current expenses or operations of the Registrant.

(c) Depreciation and Amortization.

The Registrant did not record any depreciation or amortization expense in the fiscal year ended June 30, 2000 or June 30, 1999.

(d) Interest Expense.

The Registrant incurred interest expense of $118,223 in the year ended June 30, 2000, an increase of 794% from the interest expense of $13,223 incurred in the fiscal year ended June 30, 1999. The increase was due to a stock payment to a former note holder that was booked as additional interest expense in the amount of $105,000.

(e) Income Tax Benefit.

For the fiscal year ending June 30, 2000, the Registrant had a net operating loss carryforward of approximately $6.7 million expiring beginning in 2007. The Registrant has not recognized any of this tax benefit as an asset due to uncertainty of future income.

(f) Net Loss.

The Registrant recorded a net loss of $137,385 for the fiscal year ended June 30, 2000. This loss represents a decrease of 95% from the net loss of $2,799,640 from the fiscal year ended June 30, 1999.

Liquidity and Capital Resources.

The Registrant had a working capital deficit of $413,296 as of June 30, 2000. As of June 30, 2000 the Registrant did not have any assets. Nearly all of the liabilities represented in the working capital deficit were written off from 2002-2004 due to the expiration of the statute of limitations for the creditors to collect them.

The Registrant had a working capital deficit of $643,667 as of June 30, 1999. The decrease in the Registrant's working capital deficit was a result of the payment of certain liabilities with the Class A common stock of the Registrant.

As a result of the working capital deficit as of June 30, 2000, the report of the Registrant's independent certified public accountants notes that the Registrant has cash flow constraints, an accumulated deficit and has suffered recurring losses from operations and these conditions raise substantial doubt about the company's ability to continue as a going concern.

Inflation.

The Registrant's management does not believe that inflation has had or is likely to have any significant impact on its operations.

Other.

The Registrant does not provide post-retirement or post-employment benefits requiring charges under Statements of Financial Accounting Standards Nos. 106 and 112.

ITEM 7. FINANCIAL STATEMENTS

                [Child, Van Wagoner & Bradshaw, PLLC letterhead]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
Creative Recycling Technologies, Inc. (now known as Ingen Technologies, Inc.)

We have audited the accompanying consolidated balance sheet of Creative Recycling Technologies, Inc. as of June 30, 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Creative Recycling Technologies, Inc. as of June 30, 2000, and the results of its operations, stockholders' deficit and its cash flows for the years ended June 30, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
March 2, 2007

CREATIVE RECYCLING TECHNOLOGIES, INC.
(NOW KNOWN AS INGEN TECHNOLOGIES, INC.)
CONSOLIDATED BALANCE SHEET
JUNE 30, 2000

ASSETS                                                      BALANCE AT
                                                           JUNE 30, 2000
                                                          --------------

        Total Assets                                      $            -
                                                          ==============

LIABILITIES & STOCKHOLDERS' DEFICIT

        CURRENT LIABILITIES
        Accounts payable                                  $     247,522
        Accrued expenses                                         79,306
        Notes payable                                            86,468
                                                          --------------

        Total current liabilities                               413,296

        Total liabilities                                       413,296

        STOCKHOLDERS' DEFICIT
        Common stock, Class A no par value,
          100,000,000 shares authorized,
          321,615 shares issued and outstanding
          as of June 30, 2000                                10,484,607
        Common stock, Class B no par value,
          200,000,000 shares authorized,
          no shares issued and outstanding
          as of June 30, 2000                                         -
        Preferred stock, Series A, convertible,
          stated value $25,000 per share,
          20 shares authorized, no shares
          issued and outstanding
          as of June 30, 2000                                         -
        Preferred stock, Series B, convertible,
          stated value $15 per share,
          12,000 shares authorized, no shares
          issued and outstanding
          as of June 30, 2000                                         -
        Preferred stock, Series C, convertible
          stated value $50,000 per share,
          12 shares authorized,
          no shares issued or outstanding
          as of June 30, 2000                                         -
        Accumulated Deficit                                 (10,897,903)
                                                          --------------

        Total stockholders' deficit                            (413,296)
                                                          --------------

        Total liabilities and stockholders' deficit                   -
                                                          ==============

The accompanying notes are an integral part of these consolidated financial statements.


CREATIVE RECYCLING TECHNOLOGIES, INC.
(NOW KNOWN AS INGEN TECHNOLOGIES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2000 AND JUNE 30, 1999

                                                           FISCAL YEAR      FISCAL YEAR
                                                               ENDED           ENDED
                                                           JUNE 30, 2000   JUNE 30, 1999
                                                           ------------    ------------
General and administrative expenses                        $    (19,162)   $ (3,453,678)

Income from debt forgiveness                                         --         270,000
Interest expense                                               (118,223)        (13,223)
                                                           ------------    ------------

Loss before provision for income taxes                         (137,385)     (3,196,901)

Provision for income taxes                                           --              --
                                                           ------------    ------------

Net loss before discontinued operations                        (137,385)     (3,196,901)

Gain (loss) from discontinued operations                             --         397,261
                                                           ------------    ------------

Net loss                                                   $   (137,385)   $ (2,799,640)
                                                           ============    ============


Net loss per share before discontinued operations          $      (0.43)   $     (14.84)
Net gain (loss) per share from discontinued operations     $         --    $       1.84
Basic net loss per weighted share                          $      (0.43)   $     (13.00)

Basic weighted average shares outstanding                       316,715         215,409


The accompanying notes are an integral part of these consolidated financial statements.


                                           12






CREATIVE RECYCLING TECHNOLOGIES, INC.
(NOW KNOWN AS INGEN TECHNOLOGIES, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM JUNE 30, 1998 THROUGH JUNE 30, 2000

                                           COMMON STOCK                    COMMON STOCK                    SERIES A
                                              CLASS A                         CLASS B                CONVERTIBLE PREF STOCK
                                        SHARES         AMOUNT          SHARES          AMOUNT         SHARES         AMOUNT
                                     ------------   ------------    ------------    ------------   ------------   ------------
Balance at June 30, 1998                  119,761   $  6,342,881         200,000    $        200             14   $    350,000

Stock issued for services                 192,054      3,380,000
Cancellation of Class B Common                               200        (200,000)           (200)
Cancellation of Series A Preferred                       350,000                                            (14)      (350,000)
Cancellation of Series B Preferred                        43,770

Loss for year ended June 30, 1999               -              -               -               -              -              -
                                     ------------   ------------    ------------    ------------   ------------   ------------
Balance at June 30, 1999                  311,815   $ 10,116,851               0    $          -              -   $          -

Stock issued for services                   1,675         10,050
Stock issued to settle debts                8,125        357,706

Loss for year ended June 30, 2000               -              -               -               -              -              -
                                     ------------   ------------    ------------    ------------   ------------   ------------

Balance at June 30, 2000                  321,615   $ 10,484,607               -    $          -              -   $          -


                                              SERIES B
                                       CONVERTIBLE PREF STOCK       ACCUMULATED
                                        SHARES         AMOUNT         DEFICIT          TOTAL
                                     ------------   ------------   ------------    ------------
Balance at June 30, 1998                    2,918   $     43,770   $ (7,960,878)   $ (1,224,027)

Stock issued for services                                                             3,380,000
Cancellation of Class B Common                                                                -
Cancellation of Series A Preferred                                                            -
Cancellation of Series B Preferred         (2,918)       (43,770)                             -

Loss for year ended June 30, 1999               -              -     (2,799,640)     (2,799,640)
                                     ------------   ------------   ------------    ------------
Balance at June 30, 1999                        0   $          -   $(10,760,518)   $   (643,667)

Stock issued for services                                                                10,050
Stock issued to settle debts                                                            357,706

Loss for year ended June 30, 2000               -              -       (137,385)       (137,385)
                                     ------------   ------------   ------------    ------------

Balance at June 30, 2000                        -   $          -   $(10,897,903)   $   (413,296)
                                     ============   ============   ============    ============


The accompanying notes are an integral part of these consolidated financial statements.







CREATIVE RECYCLING TECHNOLOGIES, INC.
(NOW KNOWN AS INGEN TECHNOLOGIES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2000 AND JUNE 30, 1999

                                                           Fiscal year     Fiscal year
                                                              ended           ended
                                                          June 30, 2000   June 30, 1999
                                                          -------------   -------------

Cash flows from Operating Activities:
  Net income (loss) from operations                       $   (137,385)   $  (3,196,901)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
  Stock issued for services                                    115,050       3,380,000
  Note payable written off (debt forgiveness income)                 0        (270,000)
  Increase in accounts payable                                   9,112          71,004
  Increase in accrued interest                                  13,223          15,897
                                                          ------------    ------------

  NET CASH USED IN OPERATING ACTIVITIES                              0               0
                                                          ------------    ------------

  NET CASH PROVIDED BY INVESTING ACTIVITIES                          0               0

  NET CASH PROVIDED BY FINANCING ACTIVITIES                          0               0
                                                          ------------    ------------

NET CASH USED IN DISCONTINUED OPERATIONS                             0               0

Net increase (decrease) in cash                                      0               0

Cash, at beginning of period                                         0               0
                                                          ------------    ------------

Cash, at end of period                                               0               0
                                                          ============    ============


The accompanying notes are an integral part of these consolidated financial statements.


                                           14

CREATIVE RECYCLING TECHNOLOGIES, INC.
(NOW KNOWN AS INGEN TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000

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

REVENUE RECOGNITION

No revenues were recognized in the fiscal years ended June 30, 1999 or June 30, 2000.

PROPERTY AND EQUIPMENT

The Registrant did own any property as of June 30, 1999 or June 30, 2000.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment owned by the Registrant as of June 30, 1998 were written off as of that date. This is due to the fact that all property was eventually sold and that due to the lapse of time between the end of the fiscal year and commencement of the audit performed in 2007, the verification of the existence of equipment as of June 30, 1998 would be impossible. The Registrant did own any property as of June 30, 1999 or June 30, 2000.

NOTE 4 - NOTES PAYABLE

The Registrant and its wholly owned subsidiary entered into notes payable with various third parties from October 1994 through June 1997. The Registrant sold its wholly owned subsidiary, Classic Restaurants International, Inc., in the fiscal year ended June 30, 1999. Notes with a principal balance of $113,448 were originally entered into by Classic and thus were no longer a liability of the Registrant when Classic was sold. As of June 30, 2000, the total outstanding principal balance of notes payable was $86,468. All of these notes were past due and payable as of June 30, 2000. None of these notes were ever paid. The remaining notes were written off in June of 2002 due to the lapse of the statute of limitations for the holders to collect them. Interest rates range from 10% to 18.25%.

NOTE 5 - LEASES AND COMMITMENTS:

As of June 30, 2000, the Registrant was not obligated under any leases.

NOTE 6 - STOCKHOLDERS' DEFICIT

The Registrant effectuated a reverse stock split on its Class A common stock at a rate of twenty for one on April 20, 1998. The Registrant also effectuated another reverse stock split on its Class A common stock at a rate of forty for one on December 6, 2005. Both of these reverse stock splits have been reflected in the presentation of the number of shares of Class A common stock outstanding as of June 30, 2000 and June 30, 1999.

During the fiscal year ended June 30, 2000, the Registrant issued 5,000 shares (adjusted for the reverse stock split on December 6, 2005) of its Class A common stock to settle liabilities of $252,706. The Registrant issued 3,125 shares (adjusted for the reverse stock split on December 6, 2005) of its Class A common stock settle a claim of a former note holder. The Registrant issued 1,675 shares (adjusted for the reverse stock split on December 6, 2005) of its Class A common stock for services valued at $10,050.

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

The Registrant's Series A convertible preferred stock has common stock voting rights and pays no dividends. The Series A convertible preferred stock is redeemable at the option of the Registrant 12 months after issuance at $25,000 per share. The conversion price is the lesser of the closing bid price of the Class A common stock on the date of the subscription agreement or 60% of the average closing bid price for a period of 3 trading days immediately preceding the date of conversion. All of this stock was cancelled as part of the sale of the Registrant's wholly owned subsidiary in the fiscal year ended June 30, 1999. As of June 30, 2000, no Series A convertible preferred stock is outstanding.

The Registrant's Series B convertible preferred stock has voting rights and pays a dividend at a rate of 11.5%. The Series B convertible preferred stock is not redeemable by the Registrant. The conversion price is $1.50 per share. All of this stock was cancelled as part of the sale of the Registrant's wholly owned subsidiary in the fiscal year ended June 30, 1999. As of June 30, 2000, no Series B convertible preferred stock is outstanding.

The Registrant's Series C convertible preferred stock does not have common stock voting rights and is not entitled to receive dividends. The Series C convertible preferred stock is redeemable by the Registrant any time after issuance at a price of $50,000 per share. The conversion price is equal to the closing bid price on the conversion date. As of June 30, 2000, no Series C convertible preferred stock is outstanding.

NOTE 7 - INCOME TAXES:

The Registrant's income tax expense is not significant.

At June 30, 2000, the Registrant has a net operating loss carryforward totaling approximately $6.7 million that may be offset against future taxable income through 2007. No tax benefit has been reported in the accompanying financial statements, because the Registrant believes there exists a possibility that the carryforward will expire unused. Accordingly, the tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount. The expected tax benefit that would result from applying federal statutory tax rates to the pre-tax loss differs from amounts reported in the financial statements because of the increase in the valuation allowance.

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

John Jardine commenced legal action against the Registrant to recover damages under a subordinated debenture. Mr. Jardine received a default judgment against the Registrant in the amount of $253,000. This judgment has been accrued as of June 30, 1998. In July of 1999, the Registrant issued Mr. Jardine 200,000 shares of its Class A common stock (5,000 shares after the effect of the reverse stock split on December 6, 2005) to settle this liability. This liability was written off in the fiscal year ended June 30, 2000 and the Registrant considers the liability to be fully settled.

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

                                           POSITION                       DATES
NAME                        AGE          WITH COMPANY                   OF SERVICE
----                        ---          ------------                   ----------
Benjamin A. Silber           63       Director                          March 1998 - October 2000

Stephen LaSala                *       President & Director              January 1999 - October 2000

Edward T. Whelan              *       President & Director              October 2000 - March 2004

Scott R. Sand                48       Chairman, Chief Executive         March 2004 - current
                                       Officer and Director

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

CURRENT OFFICERS AND DIRECTORS (since the March 2004 acquisition of Ingen Technologies, Inc.):

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

CHRISTOPHER A. WIRTH has served on the Board of Directors of the Registrant since the acquisition of Ingen in March 2004. Mr. Wirth has over 20 years of business consulting, finance, construction and real estate development experience. He brings a working knowledge of finance and the mechanics of syndications, construction planning and startup business expansion skills. Mr. Wirth has knowledge and experience in SEC, HUD, SBA, USDA, banking and businesses. He attended San Bernardino Valley College and takes continuing education courses. He continues to consult to environmental and renewable energy firms, and has worked as a HUD YouthBuild construction instructor. Mr. Wirth has previous medical background training through his service in the U.S. Navy, from 1973 to 1977, as a Hospital Corpsman. Mr. Wirth has been a director and spokes person for AgriHouse, an urban agricultural technology company, since 2000.

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

The Registrant is not aware of any Section 16(a) filings made by any directors and executive officers, and holders of more than 10% of the Registrant's Common Stock during the fiscal year ended June 30, 2000.

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

                                                   Summary Compensation Table

                                                 Annual Compensation                          Long-term Compensation

Name and                    Fiscal                            Other    Restricted       Securities                   All
principal                   Year                              annual      stock         underlying     LTIP         other
position                    Ended       Salary    Bonus    compensation   awards       options/SARs   payouts    compensation
        (a)                  (b)          (c)      (d)         (e)         (f)              (g)         (h)           (i)
Frank G. Pringle
Chairman & CEO            6/30/2000        0        0           0               0             0          0             0
                          6/30/1999        0        0           0       1,167,188             0          0             0

Stephen LaSala
President                 6/30/2000        0        0           0               0             0          0             0
                          6/30/1999        0        0           0               0             0          0             0


There are no outstanding stock options.

There are no employment agreements with any of the Registrant's executive officers.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Registrant's common stock by each person or group that is known by the Registrant to have been the beneficial owner of more than five percent of its outstanding common stock, each director and officer of the Registrant and all directors and executive officers of the Registrant as a group as of June 30, 2000. Unless otherwise indicated, the Registrant believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the common stock beneficially owned by them, where applicable. For information on current security ownership of certain beneficial owners and current management of the Registrant, please see current filings made by the Registrant with the SEC.

Title of       Name and Address of           Amount and Nature      Percent
 Class         Beneficial Owner             of Beneficial Owner     of Class
--------------------------------------------------------------------------------
Common         Benjamin Silber                    7,128              2.22%
               Current address unknown

Common         Stephen LaSala                     0                  0.00%
               Current address unknown

Common         Edward T. Whelan                   0                  0.00%
               Current address unknown

All Directors and Officers on June 30, 2000
as a Group (3 Persons)                            7,128              2.22%

All stock ownership has been adjusted for the forty-for-one reverse stock split effectuated on December 6, 2005.

All other classes of stock (Class B Common and various preferred classes) have been ignored since all of these shares of stock were eventually cancelled.

EQUITY COMPENSATION PLAN INFORMATION

As of June 30, 2000, the Registrant did not have an equity compensation plan. Currently, the Registrant does not have any equity compensation plans in effect.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Registrant sold its wholly owned subsidiary, Classic Restaurants International, Inc. ("Classic") to James Shaw, a former president and director of the Registrant. The agreement to sell the subsidiary was executed on February 1999, but the Registrant has deemed the effective date of the sale to be July 1, 1998 since the Registrant effectively did not have control over the subsidiary after Shaw resigned in August of 1998. Due to the liabilities of the subsidiary and the cancellation of stock in the transaction, the Registrant recorded a gain of $397,261 on the sale of the subsidiary. No cash was received by the Registrant as part of the transaction.


                                     PART IV

ITEM 13.   EXHIBITS

(a) EXHIBITS


(b) REPORTS ON FORM 8-K


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2000 and 1999 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                                June 30, 2000      June 30, 1999
                                -------------      -------------
(i)       Audit Fees             $                  $
(ii)      Audit Related Fees              -                  -
(iii)     Tax Fees
(v)       All Other Fees                  -                  -
                                 ------------       ------------
Total fees                       $                  $
                                 ============       ============


AUDIT FEES. Consists of fees billed for professional services rendered for the audit of the Registrant's financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the auditing firm of the Registrant in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Registrant's financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in the fiscal years ended June 30, 2000 or June 30, 1999.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in the fiscal years ended June 30, 2000 or June 30, 1999.

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

                                     Date: March 7, 2007


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