Form 10QSB
period 2001-03-31
Ingen Technologies, Inc.
filed 2007-03-23
CIK 861058

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                           --------------------------

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

The total number of shares of the Registrant's Class A Common Stock, no par value, outstanding on March 31, 2001 was 321,615. The total number of shares of the Registrant's Class A Common stock outstanding on January 31, 2007 was 29,609,610.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                             3

         BALANCE SHEET AS OF MARCH 31, 2001                                    3

         STATEMENTS OF OPERATIONS                                              4
             FOR THE THREE AND NINE MONTHS ENDED
             MARCH 31, 2001 AND MARCH 31, 2000

         STATEMENTS OF CASH FLOWS                                              5
             FOR THE NINE MONTHS ENDED
             MARCH 31, 2001 AND MARCH 31, 2000

         NOTES TO UNAUDITED FINANCIAL STATEMENTS                               6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                         10

         ITEM 3.  CONTROLS & PROCEDURES                                       11

PART II - OTHER INFORMATION
         ITEM 1.  LEGAL PROCEEDINGS                                           11

         ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
                  PROCEEDS                                                    12

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             13

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         13

         ITEM 5.  OTHER INFORMATION                                           12

         ITEM 6.  EXHIBITS                                                    13

SIGNATURE                                                                     14

CERTIFICATIONS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS FOR PERIOD ENDING MARCH 31, 2001

                      CREATIVE RECYCLING TECHNOLOGIES, INC.
                     (now known as Ingen Technologies, Inc.)
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2001
                                   (UNAUDITED)


ASSETS                                                               March 31,
                                                                       2001
                                                                  -------------
Current assets:
Cash                                                              $      13,667
                                                                  -------------
         Total current assets                                            13,667
                                                                  -------------

                                                                  -------------
TOTAL ASSETS                                                      $      13,667
                                                                  =============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                             $     247,522
     Accrued expenses                                                    89,223
     Note payable to officer                                             22,000
     Notes payable                                                       86,468
                                                                  -------------
         Total current liabilities                                      445,213
                                                                  -------------

         Total liabilities                                              445,213

Shareholders' deficit:
     Common stock Class A, no par value;
       100,000,000 shares authorized; 321,615 shares
       issued and outstanding as of March 31, 2001                   10,484,607
     Common stock Class B, no par value
       200,000,000 shares authorized, no shares issued
       and outstanding as of March 31, 2001                                   0
     Preferred stock Series A, convertible, stated value
       $25,000 per share, 20 shares authorized, no shares
       issued and authorized as of March 31, 2001                             0
     Preferred stock Series B, convertible, stated value
       $15 per share, 12,000 shares authorized, no shares
       issued and authorized as of March 31, 2001                             0
     Preferred stock Series C, convertible, stated value
       $50,000 per share, 12 shares authorized, no shares
       issued and authorized as of March 31, 2001                             0
Accumulated deficit                                                 (10,916,153)
                                                                  -------------
     Total shareholders' deficit                                       (431,546)
                                                                  -------------
     Total liabilities and shareholders' deficit                  $      13,667
                                                                  =============


The accompanying notes are an integral part of these financial statements.

                                      CREATIVE RECYCLING TECHNOLOGIES, INC.
                                            STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                                     THREE MONTHS     NINE MONTHS      THREE MONTHS     NINE MONTHS
                                                        ENDED            ENDED            ENDED            ENDED
                                                      MARCH 31,         MARCH 31,       MARCH 31,        MARCH 31,
                                                        2001             2001             2000             2000
                                                    -------------    -------------    -------------    -------------

General and administrative expenses                 $        (638)    $     (8,333)   $          --    $     (10,050)

Other income                                                   --               --               --               --
Interest expense                                           (3,306)          (9,917)          (3,306)        (114,917)
                                                    -------------    -------------    -------------    -------------

Loss before provision for income taxes                     (3,944)         (18,250)          (3,306)        (124,967)

Provision for income taxes                                     --               --               --               --
                                                    -------------    -------------    -------------    -------------

Net loss                                            $      (3,944)    $    (18,250)   $      (3,306)   $    (124,967)
                                                    =============    =============    =============    =============


Basic net loss per weighted share                   $       (0.01)   $       (0.06)   $       (0.01)   $       (0.40)

Basic weighted average shares outstanding                 321,615          321,615          321,615          315,081


The accompanying notes are an integral part of these financial statements.

                      CREATIVE RECYCLING TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    Nine months     Nine months
                                                       ended           ended
                                                     March 31,       March 31,
                                                       2001            2000
                                                   ------------    ------------

Cash flows from Operating Activities:
  Net income (net loss)                            $    (18,250)   $   (124,967)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    USED BY OPERATING ACTIVITIES:
Expenses paid with stock                                      0         115,050
Increase in accrued expenses                              9,917           9,917
                                                   ------------    ------------

  NET CASH USED IN OPERATING ACTIVITIES                  (8,333)              0
                                                   ------------    ------------

  NET CASH PROVIDED BY INVESTING ACTIVITIES:                  0               0
                                                   ------------    ------------

  NET CASH PROVIDED BY INVESTING ACTIVITIES                   0               0

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from officer                                        22,000               0
                                                   ------------    ------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES              22,000               0
                                                   ------------    ------------

Net increase (decrease) in cash                          13,667               0

Cash, at beginning of period                                  0               0
                                                   ------------    ------------

Cash, at end of period                             $     13,667    $          0
                                                   ============    ============


The accompanying notes are an integral part of these financial statements.

                      CREATIVE RECYCLING TECHNOLOGIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 1 - OVERVIEW AND BASIS OF PRESENTATION

Overview

Creative Recycling Technologies, Inc., (now known as Ingen Technologies, Inc. and hereinafter sometimes referred to as the "Registrant") was incorporated under the laws of the state of Georgia in 1995 under the name Classic Restaurants International, Inc. The Registrant changed its name in 1998 to Creative Recycling Technologies, Inc. As of March 31, 2001, the Registrant did not have any active business operations.

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

The Registrant reduced the authorized number of shares of its common shares from 500 million to 100 million in 2005. The number of authorized preferred shares is 40 million. Effective December 6, 2005, the Registrant authorized a reverse split of common shares on a ratio of 40 into 1; thereby reducing the number of issued shares from 488,037,593 to 12,201,138. The preferred shares were also reverse split at a ratio of 3 into 1, reducing the issued preferred shares from
39.9 million to 13.3 million. The preferred shares are convertible into common shares on a 1 into 1 basis and are entitled to vote on an equal footing with common shares on all matters for which shareholder voting input is required. The Registrant's common stock currently trades under the symbol "IGTG." The shares outstanding as of March 31, 2001 have been adjusted to reflect this reverse stock split.

Interim Financial Information

The financial statements presented in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations for interim reporting. These financial statements for the three and nine-month periods ended March 31, 2001 are not necessarily indicative of the results which may be expected for an entire fiscal year.

NOTE 2 - PER SHARE INFORMATION

Basic loss per common share for the three and nine-months ended March 31, 2001 and March 31, 2000 have been computed based on net income (loss) divided by the weighted average number of common shares outstanding during the period. Dilutive net loss per share is not reported since the effects are anti-dilutive and the Registrant is in a net loss position. For the three months ended March 31, 2001 and March 31, 2000, the weighted average number of shares outstanding totaled 321,615 and 321,615, respectively (these average number of shares outstanding have been adjusted for the forty-for-one reverse stock split that took place on December 6, 2005). For the nine months ended March 31, 2001 and March 31, 2000, the weighted average number of shares outstanding totaled 321,615 and 315,081, respectively (these average number of shares outstanding have been adjusted for the forty-for-one reverse stock split that took place on December 6, 2005).

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Registrant incurred a net loss of $3,944 for the quarter ended March 31, 2001. The Registrant has incurred total losses of $10,916,153 since its inception. Therefore, the ability of the Registrant to continue as a going concern is dependent on obtaining additional capital and financing. The accompanying financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

The Registrant did not own any property and equipment as of March 31, 2001.

NOTE 5 - NOTES PAYABLE

The Registrant entered into notes payable with various third parties from October 1994 through June 1997. As of March 31, 2001, the total outstanding principal balance of these notes was $86,468. All of these notes were past due as of March 31, 2001. None of these notes were ever paid. The notes were written off in June of 2002 due to the lapse of the statute of limitations for the holders to collect them.

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

The Registrant reduced the authorized number of shares of its common shares from 500 million to 100 million in 2005. The number of authorized preferred shares is 40 million. Effective December 6, 2005, the Registrant authorized a reverse split of common shares on a ratio of 40 into 1; thereby reducing the number of issued shares from 488,037,593 to 12,201,138. The preferred shares were also reverse split at a ratio of 3 into 1, reducing the issued preferred shares from
39.9 million to 13.3 million. The preferred shares are convertible into common shares on a 1 into 1 basis and are entitled to vote on an equal footing with common shares on all matters for which shareholder voting input is required. The Registrant's common stock currently trades under the symbol "IGTG." The shares outstanding as of March 31, 2001 have been adjusted to reflect this reverse stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         (Period Ending March 31, 2001)
                            Unaudited Financial Data

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

Results of Operations -

Revenues

         The Registrant did not report any revenues in either the quarter or nine-months ended March 31, 2001 nor the quarter or nine-months ended March 31, 2000.

General and Administrative Expenses

         General and administrative expenses for the three and nine-months ended March 31, 2001 were $638 and $8,333, respectively. General and administrative expenses for the three and nine-months ended March 31, 2000 were zero and $10,050, respectively.

Interest Expense

         The Registrant incurred interest expense of $3,306 and $9,917 in the quarter and nine-months ended March 31, 2001, respectively. This is compared to interest expense of $3,306 and $114,917 in the same periods ended March 31, 2000. The interest bearing debt of the Registrant remained the same over the periods ended March 31, 2001 and March 31, 2000. The difference in interest expense in the nine-months ended March 31, 2000 was due to additional interest expense for the value of stock issued to a former note holder in the amount of $105,000.

Net Income or Loss

         The Registrant reported a net loss of $3,944 in the quarter ended March 31, 2001. This represented a loss of $0.01 per share for the quarter. The Registrant reported a net loss of $3,306 in the quarter ended March 31, 2000 which represented net loss per share of $0.01.

         The Registrant reported a net loss of $18,250 in the nine-months ended March 31, 2001. This represented a loss of $0.06 per share for the period. The Registrant reported a net loss of $124,967 in the nine-months ended March 31, 2000 which represented net loss per share of $0.40.


Liquidity and Capital Resources

         The Registrant received a loan of $22,000 from an officer in the quarter ended December 31, 2000. The Registrant expended $8,333 of this cash in the nine months ended March 31, 2001. The remaining balance of $13,667 represented the only asset of the Registrant as of March 31, 2001. The Registrant's current liabilities equaled $445,213, generating a net working capital deficit of $431,546.


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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

The Registrant did not have any sales of unregistered securities during the quarter ended March 31, 2001.

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