Form 10QSB
period 2006-11-30
Ingen Technologies, Inc.
filed 2007-04-17
CIK 861058

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]

At February 28, 2007, 33,547,110 shares of the registrant's common stock (no par value) were outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 YES / / NO /X/

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

                         PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS FOR QUARTER ENDING NOVEMBER 30, 2006


CONSOLIDATED BALANCE SHEET (UNAUDITED)
-----------------------------------------------------------------------------------------------------------

                                                                         AS OF NOVEMBER 30,
                                                                                 2006
                                                                             ------------
                                     ASSETS
Current Assets
  Cash                                                                       $    240,984
  Accounts receivable                                                              58,265
  Prepaid expenses                                                                  9,699
                                                                             ------------
      Total current assets                                                        308,948
                                                                             ------------

Property and equipment, net of accumulated depreciation
   of $109,666                                                                    106,310

Debt issue cost, net of accumulated amortization of $35,366                       272,834
Other assets                                                                       67,345
                                                                             ------------

    TOTAL ASSETS                                                             $    755,437
                                                                             ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable                                                           $     54,801
  Accrued expenses                                                                177,657
  Officer's loans                                                                   2,621
                                                                             ------------
    Total current liabilities                                                     235,079
                                                                             ------------

Long-term Liabilities
  Convertible notes payable, net of unamortized discount of $1,228,623            146,377
  Derivative liabilities                                                        3,577,036
                                                                             ------------
    Total long-term liabilities                                                 3,723,413
                                                                             ------------

Stockholders' deficit
  Preferred stock Series A, no par value, 40,000,000
     authorized; and 14,134,547 issued and outstanding
     as of November 30, 2006                                                      734,980
  Common stock, no par value, 100,000,000 shares authorized;
     31,009,610 issued and outstanding as of
     November 30, 2006                                                          7,872,829
  Series A preferred stock subscription                                          (220,000)
  Accumulated deficit                                                         (11,590,864)
                                                                             ------------
    Total stockholders deficit                                                 (3,203,055)
                                                                             ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $    755,437
                                                                             ============


See notes to interim unaudited consolidated financial statements



INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                     For the three months ended              For the six months ended
                                                            November 30,                            November 30,
                                                 -----------------------------------    -----------------------------------
                                                       2006              2005               2006              2005
---------------------------------------------------------------------------------------------------------------------------
Revenue                                                 $ 134,473          $234,212          $ 323,631      $    767,084

Cost of Sales                                              66,641           109,012            182,188           194,059
                                                 ----------------- -----------------  -----------------  -----------------

  Gross Profit                                             67,832           125,200            141,443           573,025

Selling, General and Administrative Expenses              517,158           473,061            846,262         1,032,307
                                                 ----------------- -----------------  -----------------  -----------------

  Operating Loss                                         (449,326)         (347,861)          (704,819)         (459,282)
                                                 ----------------- -----------------  -----------------  -----------------

Other (Expenses):
  Interest Expenses                                      (158,053)             (642)        (3,698,968)           (2,184)
  Change in Derivative Liabilities                        283,033                --          1,314,127                --
                                                 ----------------- -----------------  -----------------  -----------------

   Net Loss before Taxes                                 (324,346)         (348,503)        (3,089,660)         (461,466)

Provision for Income Taxes                                    415                --              1,215               800
                                                 ----------------- -----------------  -----------------  -----------------

Net Loss                                               $ (324,761)       $ (348,503)      $ (3,090,875)       $ (462,266)
                                                 ================= =================  =================  =================

Basic and diluted net loss per share                   $    (0.01)       $    (0.03)      $      (0.10)       $    (0.05)
                                                 ================= =================  =================  =================

Weighted average number of common shares               29,684,610         11,330,071         29,744,904        9,433,084


See notes to interim unaudited consolidated financial statements



INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED NOVEMBER 30,                                       2006             2005
                                                                        -----------      -----------

CASH FLOW FROM OPERATING ACTIVITIES:
  Net Loss                                                               (3,090,875)     $  (462,266)
  Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
     Depreciation and amortization                                           11,258            7,464
     Amortization of debt issue cost                                         35,366               --
  (Increase) Decrease in:
     Change in derivative liabilities                                    (1,314,127)              --
     Noncash interest expense and financing costs                         3,697,905               --
  Increase (Decrease) in:
     Accounts payable                                                        (4,875)              --
     Accrued expenses                                                           486            7,384
     Accounts receivable                                                    (58,265)              --
     Prepaid expenses                                                        (9,699)              --
     Expenses paid with stock                                                12,000               --
     Litigation reserve                                                          --         (143,500)
                                                                        -----------      -----------
  NET CASH USED IN OPERATING ACTIVITIES                                    (720,826)        (590,918)
                                                                        -----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES
  Addition to Fixed Assets                                                  (85,931)         (23,174)
  Addition to intangibles                                                    (7,345)              --
                                                                        -----------      -----------
  NET CASH USED IN INVESTING ACTIVITIES                                     (93,276)         (23,174)
                                                                        -----------      -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net repayments to note payable to related party                          (122,826)         (60,000)
  Repayments to notes payable                                                    --          (25,000)
  Proceeds from issuance of common stock                                         --           40,000
  Proceeds from convertible debt                                          1,066,800        1,029,500
                                                                        -----------      -----------
  NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES                            943,974          984,500
                                                                        -----------      -----------

    NET INCREASE IN CASH                                                    129,872          370,408

Cash Balance at Beginning of Period                                         111,112           17,727
                                                                        -----------      -----------

CASH BALANCE AT END OF PERIOD                                           $   240,984      $   388,135
                                                                        ===========      ===========

Supplemental Disclosures of Cash Flow Information:
     Interest paid                                                      $        --      $        --
     Taxes paid                                                         $        --      $        --
Noncash Financing Activities:
     Value of issuance of warrants in connection with convertible debt  $ 1,987,103      $        --
     Recorded a beneficial conversion feature                           $ 2,904,060      $        --
     Stock subscription receivable for preferred stock                  $   220,000      $        --


See notes to interim unaudited consolidated financial statements

                                                 4

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ingen Technologies, Inc., a Georgia corporation (formerly known as Creative Recycling Technologies Inc., the "Company" or "Ingen Technologies"), is a public company trading under NASDAQ OTC: IGTG. Ingen Technologies is a growth-oriented technology company that offers diverse and progressive services and products.

Ingen Technologies, Inc. owns 100% of the capital stock of Ingen Technologies, Inc. a Nevada corporation and has been in business since 1999.

The Company's flagship product is its BAFI (TM) line of products. These are the world's first wireless digital low gas warning system for pressurized gas cylinders. These products include OxyView(TM), OxyAlert(TM)and GasAlert(TM). On October 24, 2000, the Company received a U.S. Patent for the BAFI (TM) with Patent No. 6,137,417. BAFI (TM), now in its second generation, is an accurate and cost-effective, real-time pressurized gas warning system that will alert users when gas levels are approaching empty.

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

On November 16, 2006, the Company purchased the intellectual property rights for OxyView(TM). The Company had co-invented the OxyView (TM) product with a third party. The agreement gave the Company sole ownership of the product and intangible pending patents associated with OxyView (TM), which is part of the Company's BAFI(TM) line of products. Patents for OxyView (TM) are pending in the United States, Japan, People's Republic of China and the European Communities. OxyView(TM) relates to flow meters which provide a visual signal for gas flow through a conduit. More particularly it relates to a flow meter which provides a visual cue viewable with the human eye, as to the flow of gas through a cannula which conventionally employs very low pressure and gas volume to a patient using the OxyView(TM).

FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company's financial instruments consist principally of cash, accounts receivable, accounts payable and borrowings. The Company believes the financial instruments' recorded values approximate current values because of their nature and respective durations. The fair value of embedded conversion options and stock warrants are based on a Black-Scholes fair value calculation. The fair value of convertible notes payable has been discounted to the extent that the fair value of the embedded conversion option feature exceeds the face value of the note. This discount is being amortized over the term of the convertible note.

PRESENTATION OF INTERIM INFORMATION: The accompanying consolidated financial statements for the three and six months ended November 30, 2006 and 2005, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2006.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the three and six-months ended November 30, 2006 and 2005, have been made. The results of operations for the three and six months ended November 30, 2006 are not necessarily indicative of the operating results for the full year.

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
             (CONTINUED)

PRINCIPLE OF CONSOLIDATION AND PRESENTATION: The accompanying consolidated financial statements include the accounts of Ingen Technologies, Inc. and its subsidiary after elimination of all inter-company accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation. The accompanying consolidated financial statements have been retroactively adjusted to reflect the one-for-forty reverse stock split on December 7, 2005.

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

A Black-Scholes valuation calculation was applied to both the conversion features and warrants at issuance dates and November 30, 2006. The issuance date valuation was used for the effective debt discount that these instruments represent. The debt discount is amortized over the three-year life of the debts using the effective interest method. The November 30, 2006 valuation was used to record the fair value of these instruments at the end of the reporting period with any difference from prior period calculations reflected in the consolidated statement of operations.

NET INCOME (LOSS) PER SHARE: Basic net income per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and the dilutive potential common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive. Dilutive potential common shares consist primarily of stock warrants and shares issuable under convertible debt.

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

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, AN INTERPRETATION OF FASB STATEMENT NO. 109," which clarifies the accounting of uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, "ACCOUNTING FOR INCOME TAXES." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of this Interpretation are effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the financial statement impact of the adoption of FIN 48.


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

On July 25, 2006, the Company entered into a Security Purchase Agreement for sale of $2 million aggregate principal amount of callable secured convertible notes. As of November 30, 2006, the Company received an aggregate of $1,066,800 in cash from issuing convertible notes. Management of the Company is actively increasing marketing efforts to increase revenues. The ability of the Company to continue as a going concern is dependent on its ability to meet its financing arrangement and the success of its future operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The company incurred a loss of $3,090,875 for the six months ended November 30, 2006, and as of that date, had an accumulated deficit of $11,590,864.

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment as of November 30, 2006 and 2005 is summarized as follow:

                                                   2006             2005
                                                ---------        ---------
     Automobile                                 $   9,500        $   9,500
     Furniture & Fixture                           27,222           27,222
     Machinery & Equipment                        117,350           61,277
     Leasehold Improvements                        32,047           32,047
     Molds                                         29,857               --
                                                ---------        ---------
                                                  215,976          130,046
     Less accumulated depreciation               (109,666)         (89,409)
                                                ---------        ---------

       Property and Equipment, net              $ 106,310        $  40,637
                                                =========        =========


NOTE 4 - ACCRUED EXPENSES

Accrued expenses at November 30, 2006 and 2005 consist of:

                                                    2006           2005
                                                  --------       --------
     Accrued officer's compensation               $112,000       $362,000
     Accrued Professional Fees                       6,000             --
     Accrued Interest Expense                       33,844         31,114
     Accrued taxes                                  25,810            800
     Royalty payable                                     3             --
                                                  --------       --------
              Total                               $177,657       $393,914
                                                  ========       ========


NOTE 5 - CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

6% $2 MILLION CONVERTIBLE DEBT
------------------------------

On July 25, 2006, the Company entered into a Security Purchase Agreement (the "Agreement") and agreed to issue and sell (i) callable secured convertible notes up to $2 million, and (ii) warrants to acquire an aggregate of 20 million shares of the Company's common stock. The notes bear interest at 6% per annum, and mature three years from the date of issuance. The notes are convertible into the Company's common stock at the applicable percentage of the average of the lowest three trading prices for the Company's shares of common stock during the twenty trading day period prior to conversion. The applicable percentage is 50%; however, the percentage shall be increased to: (i) 55% in the event that a Registration Statement is filed within thirty days from July 26, 2006, and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from July 26, 2006. Since the Company has not had a Registration Statement become effective as of the date of this Report, the applicable percentage will be 50%.

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

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (CONTINUED)

The Company received the first traunch of $700,000 on July 27, 2006, less issuance costs of $295,200, the second traunch of $600,000, less issuance costs of $13,000 on August 30, 2006, and the third and final traunch of $700,000 is to be purchased upon effectiveness of the Registration Statement.

The Company issued seven year warrants to purchase 20,000,000 shares of its common stock at an exercise price of $0.10.

The Company filed a SB-2 registration statement with the SEC on August 25, 2006, regarding the agreement; however, a registration withdrawal request was filed with the SEC on October 31, 2006.

The issuance costs incurred in connection with the convertible notes are deferred and being amortized to interest expense over the life of each debenture traunch.

The Company is accounting for the conversion option in the debentures and the associated warrants as derivative liabilities in accordance with SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO AND POTENTIALLY SETTLED IN A COMPANY'S OWN STOCK" and EITF No. 05-2, "THE MEANING OF "CONVENTIONAL CONVERTIBLE DEBT INSTRUMENT" IN ISSUE NO. 00-19." The Company attributed beneficial conversion features to the convertible debt using the Black-Scholes Option Pricing Model. The fair value of the conversion feature has been included as a discount to debt in the accompanying balance sheet up to the proceeds received from each traunch, with any excess charged to operations. The discount is being amortized over the life of each debenture traunch using the interest method.

The following tables describe the valuation of the conversion feature of each traunch of the convertible debenture, using the Black Scholes pricing model:

                                                   7/27/2006        8/30/2006
                                                    Traunch          Traunch
                                                 --------------   -------------
     Approximate risk free rate                          5.25%           4.80%
     Average expected life                             3 years         3 years
     Dividend yield                                         0%              0%
     Volatility                                        202.01%         201.26%
     Estimated fair value of conversion feature    $ 1,328,118     $ 1,137,929

The Company recorded the fair value of the conversion feature, aggregate of $2,466,047, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received from each traunch, with the excess of $1,166,047 charged to expense. Amortization expense related to the conversion feature discount for the six months ended November 30, 2006 was $133,245. Remaining unamortized discount as of that date was $1,166,755.

         The Company also granted warrants to purchase 20,000,000 shares of common stock in connection with the financing. The warrants are exercisable at $0.10 per share for a period of seven years, and were fully vested. The warrants were originally valued at $1,987,478 using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used.

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (CONTINUED)

                                                                   7/26/2006
                                                                --------------
     Approximate risk free rate                                         5.23%
     Average expected life                                            7 years
     Dividend yield                                                        0%
     Volatility                                                       201.26%
     Number of warrants granted                                    20,000,000
     Estimated fair value of total warrants granted             $   1,987,478

           The warrants were revalued as of the date of this report at a value of $986,540 using the Black-Scholes Option Pricing Model. For the six months ended November 30, 2006, the Company has reported $1,000,563 in other income related to changes in its derivative liability associated with these warrants.


6% $75,000 DEBT
---------------

On June 7, 2006, the Company entered into an agreement with an accredited investor for sale of a convertible debenture. The Company received proceeds of $75,000 from the sale of the convertible debenture on June 7, 2006. The debenture is convertible at any time within a three year period into 3,750,000 shares of common stock at $0.02 per share. The debenture carries an interest rate of 6% per annum, and payable annually. In the event that the debenture is not converted to common stock, any unpaid balance, including interest and the principal, becomes due on May 31, 2009.

                                                                      6/7/2006
                                                                 --------------
     Approximate risk free rate                                          4.99%
     Average expected life                                             3 years
     Dividend yield                                                         0%
     Volatility                                                        202.01%
     Estimated fair value of conversion feature                      $437,565

The Company recorded the fair value of the conversion feature of $437,565, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received with the excess of $362,565 charged to expense. Amortization expense related to the conversion feature discount for the six months ended November 30, 2006 was $12,132. Remaining unamortized discount as of that date was $62,868.

DERIVATIVE LIABILITIES
----------------------

In accordance with EITF 00-19, the conversion feature of each convertible debenture and the stock warrants issued in conjunction with convertible debentures have been included as long-term liabilities and were originally valued at fair value at the date of issuance. As a liability, the convertible features and the stock warrants are revalued each period until and unless the debt is converted. As of November 30, 2006, the fair values of the conversion feature and the stock warrants aggregated to $3,577,036. The Company recorded a gain of $1,314,127 related to the change in fair value from the date of issuance of the convertible debt to November 30, 2006. This amount is recorded as "Change in Derivative Liabilities" a component of other income in the accompanying consolidated statement of operations. If the debt is converted prior to maturity, the carrying value will be transferred to equity.

NONEMPLOYEE OPTIONS
-------------------

The Company has accounted for options granted to nonemployees in accordance with FAS 123. Under FAS 123, the option award is based on the fair market value of the underlying security based on the Black-Scholes Pricing Model, less the option price. On July 18, 2006, the Company granted 100,000 options to one nonemployee. The value of the options was calculated to be $7,093. This amount has been expensed in the current period.

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - PREFERRED STOCKS

On December 7, 2005, the Company had a reverse stock split of 3 to 1 for all issued and outstanding preferred shares and converted all outstanding and authorized preferred shares into Series A preferred stock. No dividends shall accrue or be payable on the Series A preferred stock. The Company has the right to redeem each share of Series A preferred stock for $1; however, there is no obligation for this redemption. Each share of Series A preferred stock is entitled to vote on all matters with holders of the common stock; however, each Series A preferred share is entitled to 1 vote. Each share of Series A preferred stock is convertible, at the option of the holder and subject to a 65 day written notice to the Company, at any time after the date of the issuance into 1 share of fully paid and non-assessable share of common stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series A preferred stock shall be entitled to be paid $1 per share before any payments or distribution of assets of the Company to the holders of the common stock or any other equity securities of the Company. The accompanying consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

In April of 2006, an Investor agreed to purchase 3 million shares of the Company's restricted Series A preferred stock shares at a price of $0.0733 per share or $220,000. These shares were to be registered by the Company in an SB-2 offering. The Company has filed and subsequently withdrawn three SB-2 filings with the SEC (in April, August and December of 2006). The Company intends on filing a new SB-2 when it has cured its delinquencies in periodic filings with the SEC.

As of November 30, 2006, the 3 million shares of restricted Series A preferred shares were issued and a subscription receivable of $220,000 was recorded against the Company's equity.

NOTE 7 - COMMON STOCK

On October 31, 2005, the Board approved a reverse split to reduce the authorized common shares to 100 million and also approved the reverse split of 40 to 1 outstanding and issued common shares; the effective date was on December 7, 2005. The accompanying consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

NOTE 8 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                    For the three months ended           For the six months ended
                                                           November 30,                         November 30,
                                                -----------------------------------  -----------------------------------
                                                     2006              2005               2006              2005
     Numerator:
       Net Loss                              $    $ (324,761)       $ (348,503)      $ (3,090,875)       $  (462,266)
     Denominator:
       Weighted Average Number of Shares          29,684,610         11,330,071         29,744,904         9,433,084
                                             ---------------    ---------------      ------------        -----------

     Net loss per share-Basic and Diluted    $         (0.01)       $    (0.03)      $      (0.10)       $    (0.05)

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - NET LOSS PER SHARE (CONTINUED)

As the Company incurred net losses for the three and six months ended November 30, 2006, it has excluded from the calculation of diluted net loss per share approximately 6,083,333 shares related to its convertible debt in accordance with EITF Issue No. 04-8, "THE EFFECT OF CONTINGENTLY CONVERTIBLE DEBT ON DILUTED EARNINGS PER SHARE". There are no dilutive items for the three and six months ended November 30, 2006.


NOTE 9 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment detailed information of the reportable segment is not presented.


NOTE 10 - RELATED PARTY TRANSACTIONS

The Company had a note payable to a related party in the amounts of $2,621 and $42,802 as of November 30, 2006 and 2005, respectively. The interest rate on the note is 6% and due upon working capital availability. The related accrued interest is $33,844 and $31,114 as of November 30, 2006 and 2005, respectively.


NOTE 11 - GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company's businesses or assets; and (ii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of November 30, 2006.

NOTE 12 - SUBSEQUENT EVENTS

On December 1, 2006, the Company entered into a Distribution Agreement with MedOx Corporation. Under the terms of the agreement, MedOx will sell the Company's OxyView (TM) units. MedOx will receive cash payments of $10,000 per month for the first six months of the contract. MedOx shall receive a payment equal to 4% of all sales based on the Company's retail price. Additionally, MedOx shall receive 100% of any markup that it establishes for the OxyView (TM) units. Should MedOx sell more than one million OxyView (TM) units, they shall receive two million shares of the Company's restricted common stock.

On December 1, 2006, the Company entered into a Distribution Agreement with Secure Health, Inc. The Company will pay Secure Health a 14% commission on all sales of its Secure Balance (TM) system. The terms of the contract called for the Company to issue 500,000 shares of its restricted common stock to Secure Health upon the execution of the Agreement. The Company will issue 100,000 additional shares of its restricted common stock to Secure Health when Secure Health sells a total of five Secure Balance (TM) systems, another 100,000 shares upon the sale of a total of ten systems and another 50,000 shares upon the sale of a total of thirteen systems.

On December 29, 2006, the Company entered an agreement with its general counsel, Peter J. Wilke. Under the terms of the agreement, the Company agreed to issue 1,000,000 options to purchase shares of its Series A preferred stock at a price of $0.04 per share (the trading value of the Company's common stock as of this date). Since the options were fully vested at the time of issuance, the Company will deduct the fair value of these options at the date of issuance.

On January 18, 2007, the Company approved option agreements with four individuals. CEO and Chairman, Scott Sand, had previously been granted 300,000 options per year for the five year term of his employment agreement with the Company. Francis McDermott had been granted 2,000,000 options under the terms of the purchase of the patent for OxyView (TM). These options do not vest until the sale of 1,000,000 units of OxyView (TM). The Company had previously granted 3,000,000 options to Richard Weed, an attorney. These options were granted at prices between $0.027875-$0.25 per share. Lastly, the option agreement referred to in the paragraph above with Peter Wilke was memorialized.

On January 22, 2007, the Company approved a non-qualified stock option plan. The plan reserved 20,000,000 shares of the Company's common stock and 8,000,000 shares of preferred stock for the plan.

On February 8, 2007, the Company issued 750,000 shares of its restricted common stock to Richard O. Weed in consideration for him canceling all options held by him.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

This Quarterly Report on Form 10-QSB contains forward-looking statements, which reflect management's current views with respect to future events and financial performance. In this report, the words "anticipates," "believes," "expects," "intends," "future," "may" and similar expressions identify forward-looking statements. These and other forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Risk Factors section of this Item 2 and elsewhere in this Form 10-QSB, that could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of the Form 10-QSB with the Securities and Exchange Commission.

OVERVIEW

We are a medical device manufacturer and service provider for medical and consumer markets both domestic and abroad. All of our manufacturing is currently subcontracted. We have four products, one of which has had sales in at least the last three fiscal years (Secure Balance(TM)). The others are oxygen and gas monitoring safety devices, our BAFI product line, that we have developed over the last few years; one of which (OxyView(tm)) we began selling in calendar year 2006, OxyAlert(TM) and GasAlert(TM).

GasAlert(TM) development is currently "on hold" and we do not intend to focus on it until we have OxyView(tm) and OxyAlert(TM) in a production and sales mode. We also have a agri-business concept known as Pure Produce, which involves establishing soil-less indoor farming facilities near population centers to grow food and neutriceuticals.

Our OxyView(TM) product went into production after FDA registration in October of 2006. Our first sales of this product were on November 11, 2006. We have launched a marketing campaign and have entered into agreements with several distributors to sell OxyView(TM) units. All manufacturing of OxyView(TM) units has been subcontracted under an agreement with Accent Plastics. The Company is the registered manufacturer of OxyView(TM) and owns the tooling and molds on location at the manufacturing plant of Accent Plastics, Inc.

We have filed for approval with the FDA to commence marketing of our OxyAlert(TM) units. Upon approval of the FDA, we will begin marketing of sales of OxyAlert(TM).

Our business plan for the remainder of fiscal year ending May 31, 2007 is to continue our efforts to increase the market share for Secure Balance(TM) and to continue with the world-wide sales of one of our BAFI(TM) product lines, OxyView(tm). We will also continue to develop Oxy Alert(tm) and Pure Produce if funds allow.

SIGNIFICANT FINANCING IN THIS FISCAL YEAR

On July 25, 2006, we entered into a Securities Purchase Agreement for a total subscription amount of $2,000,000 that included Stock Purchase Warrants and Callable Secured Convertible Notes with AJW Capital Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC. The initial funding of $700,000 (we received net proceeds of $404,800) was completed on July 26, 2006 with the following parties and evidenced by callable secured convertible notes: AJW Capital Partners, LLC invested $67,900; AJW Offshore, Ltd. invested $413,000; AJW Qualified Partners, LLC invested $210,000; and New Millennium Capital Partners II, LLC invested $9,100.

The callable secured convertible notes are convertible into shares of our common stock at a variable conversion price based upon the applicable percentage of the average of the lowest three (3) Trading Prices for the Common Stock during the twenty (20) Trading Day period prior to conversion. The "Applicable Percentage" means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing. Since the Company failed to file a Registration Statement within these time periods, the Applicable Percentage will be 50%. Under the terms of the callable secured convertible note and the related warrants, the callable secured convertible note and the warrants are exercisable by any holder only to the extent that the number of shares of common stock issuable pursuant to such securities, together with the number of shares of common stock owned by such holder and its affiliates (but not including shares of common stock underlying unconverted shares of callable secured convertible notes or unexercised portions of the warrants) would not exceed 4.99% of the then outstanding common stock as determined in accordance with Section 13(d) of the Exchange Act.

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

On August 30, 2006 we received a second traunch of these callable secured convertible notes. This second traunch was for a total of $600,000 (we received net proceeds of $587,000).
A third and final traunch of $700,000 is to be completed upon effectiveness of a Registration Statement with the SEC.

Upon full subscription to the Securities Purchase Agreement and the conversion in full of the Callable Secured Convertible Notes, the total shares required to be issued by the Company would be 80,000,000 based on a closing share price of $0.05 (closing share price as of November 30, 2006). Since the Company has 31,009,610 shares outstanding as of November 30, 2006, the shares required to be issued under a full subscription and conversion of the Callable Secured Convertible Notes could not be issued without increasing the number of authorized shares of common stock of the Company. Based on the current subscription of $1,300,000 in outstanding Callable Secured Convertible Notes, the Company would be required to issue 52,000,000 shares of its common stock upon full conversion of these notes.

Lionheart Associates, LLC (d/b/a Fairhills Capital) ("Lionheart") acted as a consultant to us. In consideration for their services, we issued to them warrants representing the right to purchase up to 2,000,000 shares of our common stock at an exercise price of $.10 per share. These warrants also expire on July 26, 2013.


WITHDRAWAL OF OUR SB-2 REGISTRATION STATEMENTS

On July 25, 2006, we filed a Request for Withdrawal of Registration Statement. This filing withdrew our first SB-2 filing of April 5, 2006. This withdrawal was necessary in order for the company to proceed with the SB-2 as filed on August 25, 2006. This Registration Statement was filed to register a total of 31,753,471 shares of common stock, of which 2,100,000 shares were issuable under the exercise of certain options by a shareholder, 4,653,471 were shares issuable to 4 selling shareholders and 25,000,000 were issuable for sale by the Company.

The SB-2 filed on August 25, 2006 was subsequently withdrawn on October 31, 2006. This Registration Statement was filed to register a total of 49,619,048 shares of common stock, of which 47,619,048 represented 100% of the amount of underlying secured convertible notes in the principal amount of $2,000,000 and 2,000,000 shares issuable upon the exercise of common stock purchase warrants that were issued in conjunction with the aforementioned notes. The warrants have an exercise price of $.10 per share.

A third SB-2 was filed by the Company on December 15, 2006. This Registration Statement was withdrawn on February 13, 2007. This Registration Statement was filed to register a total of 13,554,497 shares of common stock, which represented $1,300,000 of the total amount of underlying secured convertible notes in the principal amount of $2,000,000. The Company has received $1,300,000 of these proceeds as of November 30, 2006 and received an additional $200,000 in January 2007.

The Company intends on filing a new SB-2 when it has cured its delinquencies in periodic filings with the SEC.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2006 COMPARED TO THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2005

We account for our Secure Balance(TM) sales by reporting revenues upon the delivery of product. Nearly all of our sales revenues were generated through Secure Balance (TM) sales. Our total sales revenues for the six and three months ended November 30, 2006 were $323,631 and $134,473, respectively. Of these amounts $323,556 and $134,398 were generated through Secure Balance (TM) sales. Our sales for the same periods in 2005 were $767,084 and $234,212, respectively. All of the revenues in 2005 were generated from sales of Secure Balance (TM).


In addition, we have completed our prototype testing for OxyView(TM) and have recently began manufacturing and sales of OxyView (TM). Our first revenues from OxyView(TM) sales occurred in November 2006 and totaled $75.

We had $134,473 in total sales for the quarter ended November 30, 2006, down from $234,212 during the quarter ended November 30, 2005. Our cost of sales was $66,641 for the quarter ended November 30, 2006 and $109,012 for the quarter ended November 30, 2005. As a result, our gross profit decreased from $125,200 in the quarter ended November 30, 2005 to $67,832 in the quarter ended November 30, 2006.

Our total sales for the six-months ended November 30, 2006 were $323,631, down from $767,084 in the six months ended November 30, 2005. Our cost of sales was $182,188 for the six months ended November 30, 2006 and $194,059 for the six months ended November 30, 2005. As a result, our gross profit decreased from $573,025 in the six months ended November 30, 2005 to $141,443 in the six-months ended November 30, 2006.

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

We have had significant losses since inception. Our net loss for the quarter ended November 30, 2006 was $324,761. This is compared with $348,503 during the quarter ended November 30, 2005. Our net loss for the six months ended November 30, 2006 was $3,090,875. This is compared with $462,266 during the six months ended November 30, 2005. The dramatic increase in the net loss for the six months ended November 30, 2006 compared to the net loss for the same period in 2005 was primarily due to interest charges associated with the Company's financings and the value of warrants and options issued in 2006.

Our selling, general and administrative ("SG&A") expenses for the quarter ended November 30, 2006 were $517,158 compared to $473,061 in the quarter ended November 30, 2005. Our SG&A for the current quarter was higher than the same period in 2005 primarily due to an increase in advertising and marketing costs. We have increased these costs in an effort to boost our revenues.

SG&A for the six months ended November 30, 2006 were $846,262 compared to $1,032,307 in the six months ended November 30, 2005. We had higher expenses in the six months ended November 30, 2005 due to more professional fees and higher direct costs of selling our products (due to our revenues being much higher in 2005).

The Company recorded interest expense of $158,053 and $3,698,968 in the quarter and six months ended November 30, 2006, respectively. This was a dramatic increase from the amounts of $642 and $2,184 in the same periods ending November 30, 2005. The increase was due to the Company entering into convertible notes with a total face value of $1,375,000. The fair value of the conversion feature to the extent that it exceeded the face value of the note was booked as additional interest expense at the time of the note issuance. Additionally, due to the conversion feature of the convertible notes the Company recorded a discount on the notes equal to the face value of the notes. This discount is being amortized over the three-year term of the notes with the amortization being recorded as additional interest expense. Lastly, the Company recorded debt issuance costs in the amount of $308,200. These costs are also being amortized over the term of the notes with the amortization being recorded as additional interest expense.

Our operating loss increased from $347,861 for the quarter ended November 30, 2005 to $449,326 for the quarter ended November 30, 2006. Our operating loss for the six months ended November 30, 2006 was $704,819 compared to a loss of $459,282 in the six months ended November 30, 2005. We expect our operating costs to fluctuate in relation to our sales results during current fiscal year, but still have a goal of turning a profit at some point in the current fiscal year.

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

LIQUIDITY AND CAPITAL RESOURCES

Our net cash flow from financing activities was $943,974 in the six months ending November 30, 2006. Our net cash used in operating activities was $720,826 for the six months ended November 30, 2006.

Our net cash used in investing activities was $93,276 for the six months ended November 30, 2006. These cash expenditures were financed with $323,571 of sales of Secure Balance(TM) and OxyView(TM) and the Company entering into convertible callable note agreements that generated net proceeds of $1,066,800 (total principal balance of $1,300,000).

As of November 30, 2006, we had cash on hand of $240,984 compared to $388,135 as of November 30, 2005. We had accounts receivable as of November 30, 2006 of $58,265 compared to none as of November 30, 2005.

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

As of November 30, 2006 we had an accumulated deficit of $11,590,864 (up from $7,027,657 as of November 30, 2005).

We do not expect to generate a positive cash flow from operations at least until the large-scale launch of our OxyView(tm) product line, planned late in the fiscal year ended May 31, 2007 and possibly later given the expected cost of commercializing our products. We intend to seek additional funding through public or private financing transactions. Successful future operations are subject to a number of technical and business risks, including our continued ability to obtain future funding, satisfactory product development and market acceptance for our products. See "Business Risks" below.

PLAN OF OPERATION FOR OXYVIEW

On November 16, 2006, the Company purchased the intellectual property rights for OxyView(TM). The Company had jointly developed OxyView (TM) with a third party. The purchase agreement gave the Company exclusive rights and sole ownership to OxyView (TM). Patents for OxyView (TM) are pending in the United States, Japan, People's Republic of China and the European Communities.

OxyView is a proprietary medical product with a United States Patent and Trademark pending that measures the accuracy of oxygen flow-rate for patients using oxygen during surgery, hospitalization, and outpatient oxygen therapy. OxyView is a disposable pneumatic analog gauge that measures the oxygen flow-rate close to the patient. It allows the medical staff and patient to quickly determine any malfunction of oxygen flow-rate between the source and the patient. OxyView can be used with any oxygen delivery source and has additional markets in aviation, fire fighting, and military.

According to a 2002 report of the Department of Health and Human Resources, there are over 5,000 oxygen cannulas used every day in hospitals and surgical rooms, and over 8 million patients using oxygen as outpatient therapy for a variety of pulmonary diseases. The hospitals and surgical staff are required to dispose of the units per OSHA regulations. OxyView (TM) is a product that is clean-packaged and disposable. The Company hopes that OxyView (TM) will gain a share of this market.

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

EMPLOYEES

We have no employees. Our company is basically a holding company (formed in Georgia) that owns or has rights to certain proprietary products and operates our business through our subsidiary, Ingen Technologies, Inc., a Nevada company. As of the date of this periodic report, Ingen Technologies, Inc., the Nevada company, has one full time employee, Mr. Scott R.
Sand, our CEO, Founder and Chairman. Under his employment agreement with the Company, effective September 21, 2006, he is entitled to $200,000 per year for a period of five years. Our Secure Balance(TM) systems are sold to us for re-sale on a "private label" basis; we have no part in the design or manufacture of the systems. We hire sales representatives to sell Secure Balance(TM). These reps are paid on a contractual basis and are not technically our employees. We will outsource the manufacturing of our OxyView(tm) product and will sell these products utilizing a distribution network that will not include the use of company employees.


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

THE FOLLOWING RISKS RELATE TO OUR OBLIGATION TO FILE REPORTS UNDER THE SECURITIES EXCHANGE ACT OF 1934:

THE SEC HAS THREATENED TO SUSPEND TRADING OF OUR STOCK

On October 13, 2005, we received a letter from the Division of Corporate Finance of the Securities and Exchange Commission ("SEC") in connection with our failure to file periodic reports as required by the Securities Exchange Act of 1934. Specifically, as of the date of the SEC's letter, our predecessor management failed to file periodic reports dating to fiscal year ended 1998. After the Merger, we recommenced filing of our periodic reports on November 7, 2005. Based on same, we are required to file all reports not previously filed or we may face an SEC administrative hearing pursuant to which the trading of our stock could be suspended until such time as our filings become current. Our counsel has contacted the SEC in connection with this matter. To date, the SEC has not scheduled such an administrative hearing. We have began the filing of our delinquent reports and expect to have them completed by the end of the current fiscal year ended May 31, 2007.

Our fiscal year is from June 1 to May 31. We have filed annual reports on Form 10-KSB for our fiscal years ended May 31, 2004, 2005, and 2006 and quarterly reports on Form 10-QSB for each quarter during these fiscal years as well as other documents as contained on EDGAR. We have retained attorneys and accountants to complete the filing of all delinquent filings and anticipate this project to be completed by the end of the current fiscal year. However, there is no guarantee that we will be able to complete our back filings in a manner and within a period of time acceptable to the SEC. There is no guarantee that we will be able to maintain an uninterrupted public market for our securities.

THERE IS CONSIDERABLE EFFORT AND EXPENSE INVOLVED IN OUR EFFORT TO CATCH UP ON THE DELINQUENT FILINGS

We have expended considerable administrative time on our effort to bring our reporting obligation up to date and will continue to do so until we are able to catch up on all the delinquent periodic reporting filings. We have expended a considerable amount of money in fees to our auditors and counsel to commence periodic reporting. We plan to continue to expend these administrative and financial resources until such time as we are able to complete the filing of all past-due reporting on EDGAR. The Company believes that these expenses are a necessary allocation of the Company's resources and until all delinquent filings are completed. This administrative effort and expense may adversely affect our ability to operate and finance our business operations.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We have experienced significant operating losses in each period since our inception. As of November 30, 2006, we have incurred total accumulated losses of $11,590,864. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in general and administrative costs associated with operations. We expect to incur increasing operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

WE HAVE RELIED ON CAPITAL CONTRIBUTED BY RELATED PARTIES, AND SUCH CAPITAL MAY NOT BE AVAILABLE IN THE FUTURE.

Ingen Nevada relied on loans and compensation deferrals from our CEO and Chairman, Scott R. Sand, and investment from an individual named Jeffrey Gleckman, to sustain the company from 1999 into fiscal year 2004. Our finances are now consolidated and reported along with those of Ingen Nevada. Although we have paid much of these loans from Mr. Sand back, we may be unable to repay the remainder as planned and may have to look again to Mr. Sand for assistance in financing if our securities sales do not go as planned. There is no guarantee that Mr. Sand will have financial resources available to assist in our funding. Mr. Sand's executive compensation continues to accrue; currently we are obligated to pay him $200,000 per year under his employment contract with the Company.

WE ARE SUBJECT TO NEW CORPORATE GOVERNANCE AND INTERNAL CONTROLS REPORTING REQUIREMENTS, AND OUR COSTS RELATED TO COMPLIANCE WITH, OR OUR FAILURE TO COMPLY WITH EXISTING AND FUTURE REQUIREMENTS COULD ADVERSELY AFFECT OUR BUSINESS.

We face corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, we will be required to include management and auditor reports on internal controls as part of our annual report for the year ended May 31, 2008 pursuant to Section 404 of the Sarbanes-Oxley Act. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

OUR PRODUCTS MAY NOT BE SUCCESSFULLY DEVELOPED OR COMMERCIALIZED, WHICH WOULD HARM US AND FORCE US TO CURTAIL OR CEASE OPERATIONS.

We are a relatively new company and our BAFI(TM) product line in particular is still in the late stages of development. We are manufacturing OxyView(tm) units for sale, but still need manufacturing prototypes for OxyAlert(TM) and GasAlert(TM). Our manufacturing of the OxyView(TM) units is being done by Accent Plastics under a subcontracting arrangement. These products, once marketing commences, may not be successfully commercialized on a timely basis, or at all. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of these products or other potential products, or if our products do not achieve a significant level of market acceptance, we would be forced to curtail or cease operations. Even if we develop our products for commercial use, we may not be able to develop products that:

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

To date we have entered into contracts or resale arrangements with several Partners to market and sell our Secure Balance (TM) and OxyView (TM) products.

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

SECURE BALANCE(TM) IS A PRIVATE LABEL PRODUCT THAT IS NOT EXCLUSIVE TO US.

We provide education, training and services related to the SportKat product lines that constitute what we call "Secure Balance(TM)." However, the devices themselves are provided to us on a non-exclusive basis, meaning that other companies are marketing the same devices under other names (or using the SportKat name). Only time will tell if the non-exclusive nature of the provision of the devices themselves to us negatively impacts our ability to capture a meaningful market share. If our sales of Secure Balance(TM) suffer because of this non-exclusive relationship, our financial prospects and operational results will be negatively impacted. Currently, the vast majority of our sales revenues is derived from the sale of Secure Balance(TM) systems.

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

WE DO NOT HAVE INTERNATIONAL PATENTS FOR ALL OF OUR BAFI (TM) PRODUCT LINE.

Although we have stated that we intend to apply for international patents for all of our BAFI(TM) product line, we have not as yet done so. Patents have been applied for in Japan, People's Republic of China and the European Communities for our OxyView(TM) product. If there are delays in obtaining the patents, or if we are unable to obtain the patents, we may not be able to adequately protect our technologies in foreign markets.

IF WE ARE UNABLE TO PROTECT EFFECTIVELY OUR INTELLECTUAL PROPERTY, THIRD PARTIES MAY USE OUR TECHNOLOGY, WHICH COULD IMPAIR OUR ABILITY TO COMPETE IN OUR MARKETS.

Our success will depend on our ability to obtain and protect patents on our technology and to protect our trade secrets. The patents we have applied for may not afford meaningful protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or unenforceable. In addition, our current and future patent applications may not result in the issuance of patents in the United States or foreign countries. Competitors might develop products similar to ours that do not infringe on our patents. In order to protect or enforce our patent rights, we may initiate interference proceedings, oppositions, or patent litigation against third parties, such as infringement suits. These lawsuits could be expensive, take significant time and divert management's attention from other business concerns. The patent position of medical firms generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents. In addition, there is a substantial backlog of applications at the U.S. Patent and Trademark Office, and the approval or rejection of patent applications may take several years.

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

IF WE LOSE OUR KEY MANAGEMENT PERSONNEL, OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION EFFORTS WOULD SUFFER.

Our performance is substantially dependent on the performance of our current senior management, Board of Directors and key scientific and technical personnel and advisers. The loss of the services of any member of our senior management, in particular Mr. Sand, our CEO and Chairman, Board of Directors, scientific or technical staff may significantly delay or prevent the achievement of product development and other business objectives and could have a material adverse effect on our business, operating results and financial condition. We have recently purchased a life insurance policy for Mr. Sand.

WE HAVE NO COMMERCIAL PRODUCTION CAPABILITY YET FOR OUR BAFI(TM) PRODUCT LINE AND WE MAY ENCOUNTER PRODUCTION PROBLEMS OR DELAYS, WHICH COULD RESULT IN LOWER REVENUE.

To date, we have only produced one of our BAFI(TM) products for sale (OxyView(TM)). We are currently manufacturing OxyView(TM) units under a subcontracting arrangement with a third party (Accent Plastics). All manufacturing is currently being done in compliance with ISO and FDA regulations. We may not be able to maintain acceptable quality standards if we ramp up production. To achieve anticipated customer demand levels, we will need to scale-up our production capability and maintain adequate levels of inventory. We may not be able to produce sufficient quantities to meet market demand. If we cannot achieve the required level and quality of production, we may need to further outsource production or rely on licensing and other arrangements with third parties. This reliance could reduce our gross margins and expose us to the risks inherent in relying on others. We may not be able to successfully outsource our production or enter into licensing or other arrangements under acceptable terms with these third parties, which could adversely affect our business.

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

OUR QUARTERLY OPERATING RESULTS WILL FLUCTUATE

Our quarterly operating results will fluctuate for many reasons, including:

     o our ability to retain existing customers, attract new customers and satisfy our customers' demands,

     o our ability to acquire merchandise, manage our inventory and fulfill orders,

     o changes in gross margins of our current and future products, services, and markets,

     o introduction of our new sites, services and products or those of competitors,

     o changes in usage of the Internet and online services and consumer acceptance of the Internet and online commerce,

     o   timing of upgrades and developments in our systems and infrastructure
     o   the level of traffic on our Web site,

     o the effects of acquisitions and other business combinations, and related integration,

     o   technical difficulties, system downtime or Internet brownouts,

     o   our ability to properly anticipate demand,

     o our ability to prevent fraud perpetrated by third parties through credit card transactions, and payments transactions,

     o   our level of merchandise returns,

     o disruptions in service by common shipping carriers due to strikes or otherwise,

     o   disruption of our ongoing business,

     o   problems retaining key technical and managerial personnel,

     o expenses associated with amortization of goodwill and other purchased intangible assets,

     o additional operating losses and expenses of acquired businesses, if any,

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

OUR STOCK IS THINLY TRADED, WHICH CAN LEAD TO PRICE VOLATILITY AND DIFFICULTY LIQUIDATING YOUR INVESTMENT.

The trading volume of our stock has been low, which can cause the trading price of our stock to change substantially in response to relatively small orders. In addition, during the last two fiscal years, our common stock has traded as low as $0.002 and as high as $0.40 (as of November 30, 2006). Both volume and price could also be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

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

WE MAY ISSUE PREFERRED STOCK IN THE FUTURE, AND THE TERMS OF THE PREFERRED STOCK MAY REDUCE THE VALUE OF YOUR COMMON STOCK.

We are authorized to issue up to 40,000,000 shares of Series A preferred stock. If we issue more preferred stock, it could affect your rights or reduce the value of your common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions.

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

     o   sales of our common stock,

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

A SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

If our shareholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. As of November 30, 2006, 18,134,547 shares of our issued common stock are unrestricted and 12,875,063 shares are restricted (but many may be eligible to have restrictions lifted).

ITEM 3.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

(a) As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934). Based upon that evaluation, our CEO and CFO concluded, as of the date of such evaluation, that the design and operation of such disclosure controls and procedures were effective.

(b) No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                          PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We may from time to time become a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any material pending litigation or material legal proceeding.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS

(All exhibits with original signatures are contained in the corporate office files of Ingen Technologies, Inc. ("Ingen"))

Exhibit No.     Document Description
-----------     --------------------

    4.5 Form of Stock Purchase Warrant by and among Ingen Technologies, Inc. and the New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC. (incorporated by reference to Ingen's Form 8-K filed August 8, 2006)

    4.6 Registration Rights Agreement by and among Ingen Technologies, Inc. and the New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC. (incorporated by reference to Ingen's Form 8-K filed August 8, 2006)

    4.7 Security Agreement by and among Ingen Technologies, Inc. and the New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC. (incorporated by reference to Ingen's Form 8-K filed August 8, 2006)

    4.8 Intellectual Property Security Agreement by and among Ingen Technologies, Inc. and the New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC. (incorporated by reference to Ingen's Form 8-K filed August 8, 2006)

    10.1 Investment Agreement with Salvatore Amato, dated May 31, 2006 (incorporated by reference to Ingen's Form 10-QSB for the quarter ended August 31, 2006)

    10.2 Consulting Agreement between National Financial Communications Corp. and Ingen Technologies, Inc. dated July 24, 2006 pursuant to which NFC will render public relations, communications, advisory and consulting services ((incorporated by reference to Ingen's Form 10-QSB for the quarter ended August 31, 2006)

    31.1        Certification of Chief Executive Officer as required pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.*

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

                                          INGEN TECHNOLOGIES, INC.


April 16, 2007                             /s/ Scott R. Sand
                                          -------------------------------------
                                          Scott R. Sand
                                          Chief Executive Officer and Chairman


April 16, 2007                             /s/ Thomas J. Neavitt
                                          -------------------------------------
                                          Thomas J. Neavitt
                                          Secretary and Chief Financial Officer