Form 10QSB
period 2007-02-28
Ingen Technologies, Inc.
filed 2007-04-23
CIK 861058

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2007

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

At April 10, 2007, 34,303,910 shares of the registrant's common stock (no par value) were outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 YES / / NO /X/

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

                         PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS FOR QUARTER ENDING FEBRUARY 28, 2007


CONSOLIDATED BALANCE SHEET (UNAUDITED)
-----------------------------------------------------------------------------------------------------------

                                                                           AS OF FEBRUARY 28,
                                                                                 2007
                                                                             ------------
                                     ASSETS
Current Assets
  Cash                                                                       $     62,339
  Inventory                                                                        85,728
  Prepaid expenses                                                                 35,199
                                                                             ------------
      Total current assets                                                        183,266
                                                                             ------------

Property and equipment, net of accumulated depreciation
   of $119,232                                                                    140,077

Debt issue cost, net of accumulated amortization of $60,733                       247,467
Other assets                                                                       67,345
                                                                             ------------

    TOTAL ASSETS                                                             $    638,155
                                                                             ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable                                                           $     65,067
  Accrued expenses                                                                220,575
  Officer's loans                                                                   4,689
                                                                             ------------
    Total current liabilities                                                     290,331
                                                                             ------------

Long-term Liabilities
  Convertible notes payable, net of unamortized discount of $1,294,226            280,774
  Derivative liabilities                                                        3,735,953
                                                                             ------------
    Total long-term liabilities                                                 4,016,727
                                                                             ------------

Stockholders' deficit
  Preferred stock Series A, no par value, 40,000,000
     authorized; and 12,134,547 issued and outstanding
     as of February 28, 2007                                                      588,313
  Common stock, no par value, 100,000,000 shares authorized;
     34,259,610 issued and outstanding as of
     February 28, 2007                                                          8,106,949
  Series A preferred stock subscription                                          (220,000)
  Accumulated deficit                                                         (12,144,165)
                                                                             ------------
    Total stockholders, deficit                                                (3,668,903)
                                                                             ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $    638,155
                                                                             ============


See notes to interim unaudited consolidated financial statements





INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                     For the three months ended              For the nine months ended
                                                            February 28,                            February 28,
                                                 -----------------------------------    -----------------------------------
                                                       2007              2006               2007              2006
---------------------------------------------------------------------------------------------------------------------------
Revenue                                                 $ 281,380          $ 79,184          $ 605,011      $    846,268

Cost of Sales                                             160,455            33,992            342,644           228,050
                                                 ----------------- -----------------  -----------------  -----------------

  Gross Profit                                            120,925            45,192            262,367           618,218

Selling, General and Administrative Expenses              533,693           436,444          1,379,955         1,468,751
                                                 ----------------- -----------------  -----------------  -----------------

  Operating Loss                                         (412,768)         (391,252)        (1,117,588)         (850,533)
                                                 ----------------- -----------------  -----------------  -----------------

Other (Expenses):
  Interest Expenses                                      (352,808)             (642)        (4,051,776)           (2,826)
  Change in Derivative Liabilities                        212,276                --          1,526,403                --
                                                 ----------------- -----------------  -----------------  -----------------

   Net Loss before Taxes                                 (553,300)         (391,894)        (3,642,961)         (853,359)

Provision for Income Taxes                                     --                --              1,215               800
                                                 ----------------- -----------------  -----------------  -----------------

Net Loss                                               $ (553,300)       $ (391,894)      $ (3,644,176)       $ (854,159)
                                                 ================= =================  =================  =================

Basic and diluted net loss per share                   $    (0.02)       $    (0.03)      $      (0.12)       $    (0.13)
                                                 ================= =================  =================  =================

Weighted average number of common shares               32,292,943        13,312,249         30,594,250         6,689,948


See notes to interim unaudited consolidated financial statements

                                        3






INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------------------------

FOR THE NINE MONTHS ENDED FEBRUARY 28,                                       2007             2006
                                                                        -----------      -----------

CASH FLOW FROM OPERATING ACTIVITIES:
  Net Loss                                                               (3,644,176)     $  (854,159)
  Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
     Depreciation and amortization                                           20,823          (34,385)
     Amortization of debt issue cost                                         44,767               --
  (Increase) Decrease in:
     Change in derivative liabilities                                    (1,526,403)              --
     Noncash interest expense and financing costs                         3,965,130               --
  Increase (Decrease) in:
     Accounts payable                                                        16,881            8,800
     Accrued expenses                                                        40,782           14,025
     Prepaid expenses                                                       (22,215)              --
     Expenses paid with stock                                                99,453               --
     Litigation reserve                                                          --         (143,500)
                                                                        -----------      -----------
  NET CASH USED IN OPERATING ACTIVITIES                                  (1,004,958)      (1,009,219)
                                                                        -----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES
  Addition to (disposition of) Fixed Assets                                 (99,405)          23,174
  Addition to intangibles                                                    (7,345)              --
  Additions to inventory                                                    (85,728)              --
                                                                        -----------      -----------
  NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                         (192,478)          23,174
                                                                        -----------      -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net repayments to note payable to related party                           (66,137)         (10,000)
  Repayments to notes payable                                                    --          (25,000)
  Proceeds from issuance of common stock                                    (52,000)          40,000
  Proceeds from convertible debt                                          1,266,800        1,029,500
                                                                        -----------      -----------
  NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES                          1,148,663        1,034,500
                                                                        -----------      -----------

    NET INCREASE (DECREASE) IN CASH                                         (48,773)          48,455

Cash Balance at Beginning of Period                                         111,112           17,727
                                                                        -----------      -----------

CASH BALANCE AT END OF PERIOD                                           $    62,339      $    66,182
                                                                        ===========      ===========

Supplemental Disclosures of Cash Flow Information:
     Interest paid                                                      $        --      $        --
     Taxes paid                                                         $        --      $        --
Noncash Financing Activities:
     Value of issuance of warrants in connection with convertible debt  $ 1,987,103      $        --
     Recorded a beneficial conversion feature                           $ 3,275,253      $        --
     Stock subscription receivable for preferred stock                  $   220,000      $        --


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

Ingen Technologies, Inc. owns 100% of the capital stock of Ingen Technologies, Inc. a Nevada corporation that has been in business since 1999.

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

The Company's Secure Balance (TM) product is a private-label product that includes a vestibular function testing system and balance therapy system available to physicians throughout the United States.

On November 16, 2006, the Company purchased the intellectual property rights for OxyView(TM). The Company had co-invented the OxyView (TM) product with a third party. The agreement gave the Company sole ownership of the product and intangible pending patents associated with OxyView (TM), which is part of the Company's BAFI(TM) line of products. Patents for OxyView (TM) are pending in the United States, Japan, People's Republic of China and the European Communities. OxyView(TM) relates to flow meters which provide a visual signal for gas flow through a conduit. More particularly it relates to a flow meter which provides a visual cue viewable with the human eye, as to the flow of gas through a cannula which conventionally employs very low pressure and gas volume to a patient using the OxyView(TM). The Company began recording sales of OxyView(TM) in November of 2006.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company's financial instruments consist principally of cash, accounts receivable, inventories, accounts payable and borrowings. The Company believes the financial instruments' recorded values approximate current values because of their nature and respective durations. The fair value of embedded conversion options and stock warrants are based on a Black-Scholes fair value calculation. The fair value of convertible notes payable has been discounted to the extent that the fair value of the embedded conversion option feature exceeds the face value of the note. This discount is being amortized over the term of the convertible note.

PRESENTATION OF INTERIM INFORMATION: The accompanying consolidated financial statements for the three and nine months ended February 28, 2007 and 2006, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2006.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the three and nine months ended February 28, 2007 and 2006, have been made. The results of operations for the three and nine months ended February 28, 2007 are not necessarily indicative of the operating results for the full year.

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

CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES: The Company accounts for convertible notes payable and warrants in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." This standard requires the conversion feature of convertible debt be separated from the host contract and presented as a derivative instrument if certain conditions are met. Emerging Issue Task Force
(EITF) 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO AND POTENTIALLY SETTLED IN A COMPANY'S OWN STOCK" and EITF 05-2, "THE MEANING OF "CONVENTIONAL CONVERTIBLE DEBT INSTRUMENT" IN ISSUE NO. 00-19" were also analyzed to determine whether the debt instrument is to be considered a conventional convertible debt instrument and classified in stockholders' equity. The convertible notes payable issued on June 6, 2006, July 27, 2006, August 30, 2006 and January 24, 2007 were evaluated and determined not conventional convertible and, therefore, because of certain terms and provisions including liquidating damages under the associated registration rights agreement the embedded conversion option was bifurcated and has been accounted for as a derivative liability instrument. The stock warrants issued in conjunction with the convertible notes payable were also evaluated and determined to be a derivative instrument and, therefore, classified as a liability on the balance sheet. The accounting guidance also requires that the conversion feature and warrants be recorded at fair value for each reporting period with changes in fair value recorded in the consolidated statements of operations.

A Black-Scholes valuation calculation was applied to both the conversion features and warrants at issuance dates and February 28, 2007. The issuance date valuation was used for the effective debt discount that these instruments represent. The debt discount is amortized over the three-year life of the debts using the effective interest method. The February 28, 2007 valuation was used to record the fair value of these instruments at the end of the reporting period with any difference from prior period calculations reflected in the consolidated statement of operations.

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

On July 25, 2006, the Company entered into a Security Purchase Agreement for sale of up to $2 million aggregate principal amount of callable secured convertible notes. As of February 28, 2007, the Company received an aggregate of $1,266,800 in cash from issuing the convertible notes (the principal balance of the notes was $1.5 million). Management of the Company is actively increasing marketing efforts to increase revenues. The ability of the Company to continue as a going concern is dependent on its ability to meet its financing arrangement and the success of its future operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The company incurred a loss of $3,644,176 for the nine months ended February 28, 2007, and as of that date, had an accumulated deficit of $12,144,165.

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment as of February 28, 2007 and 2006 is summarized as follow:

                                                   2007             2006
                                                ---------        ---------
     Automobile                                 $   9,500        $   9,500
     Furniture & Fixture                           31,705           27,222
     Machinery & Equipment                        118,652           61,277
     Leasehold Improvements                        40,180           32,047
     Molds                                         59,272               --
                                                ---------        ---------
                                                  259,309          130,046
     Less accumulated depreciation               (119,232)         (93,908)
                                                ---------        ---------

       Property and Equipment, net              $ 140,077        $  36,138
                                                =========        =========


NOTE 4 - ACCRUED EXPENSES

Accrued expenses at February 28, 2007 and 2006 consist of:

                                                    2007           2006
                                                  --------       --------
     Accrued officer's compensation               $158,667       $362,000
     Accrued Professional Fees                          --          6,000
     Accrued Interest Expense                       55,695         31,755
     Accrued payroll                                 4,000             --
     Accrued taxes                                   2,078            800
     Royalty payable                                   135             --
                                                  --------       --------
              Total                               $220,575       $400,555
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

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (CONTINUED)

The Company received the first traunch of $700,000 on July 27, 2006, less issuance costs of $295,200, the second traunch of $600,000, less issuance costs of $13,000 on August 30, 2006, and the third traunch of $200,000 was received on January 24, 2007.

The Company issued seven year warrants to purchase 20,000,000 shares of its common stock at an exercise price of $0.10.

The Company filed a SB-2 registration statement with the SEC on August 25, 2006, regarding the agreement; however, a registration withdrawal request was filed with the SEC on October 31, 2006. The Company intends on filing a new SB-2 to register the underlying shares of these convertible notes and 6 million additional shares once it has cured its delinquent filings with the SEC.

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

The following tables describe the valuation of the conversion feature of each traunch of the convertible debenture, using the Black Scholes pricing model:

                                                   7/27/2006        8/30/2006       1/24/2007
                                                    Traunch          Traunch         Traunch
                                                 --------------   -------------   -------------
     Approximate risk free rate                          5.25%           4.80%          4.65%
     Average expected life                             3 years         3 years      2.5 years
     Dividend yield                                         0%              0%             0%
     Volatility                                        202.01%         201.26%        138.21%
     Estimated fair value of conversion feature    $ 1,328,118     $ 1,137,929      $ 371,193

The Company recorded the fair value of the conversion feature, aggregate of $2,837,240, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received from each traunch, with the excess of $1,166,047 charged to expense. Amortization expense related to the conversion feature discount for the nine months ended February 27, 2007 was $261,438. Remaining unamortized discount as of that date was $1,238,562.

The Company also granted warrants to purchase 20,000,000 shares of common stock in connection with the financing. The warrants are exercisable at $0.10 per share for a period of seven years, and were fully vested. The warrants were originally valued at $1,987,103 using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used.

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

The warrants were revalued as of the date of this report at a value of $1,092,556 using the Black-Scholes Option Pricing Model. For the nine months ended February 28, 2007, the Company has reported $894,547 in other income related to changes in its derivative liability associated with these warrants.

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

The Company recorded the fair value of the conversion feature of $437,565, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received with the excess of $362,565 charged to expense. Amortization expense related to the conversion feature discount for the nine months ended February 28, 2007 was $18,336. Remaining unamortized discount as of that date was $55,664.

DERIVATIVE LIABILITIES
----------------------

In accordance with EITF 00-19, the conversion feature of each convertible debenture and the stock warrants issued in conjunction with convertible debentures have been included as long-term liabilities and were originally valued at fair value at the date of issuance. As a liability, the convertible features and the stock warrants are revalued each period until and unless the debt is converted. As of February 28, 2007, the fair values of the conversion feature and the stock warrants aggregated to $3,735,953. The Company recorded a gain of $1,526,403 related to the change in fair value from the date of issuance of the convertible debt to February 28, 2007. This amount is recorded as "Change in Derivative Liabilities" a component of other income in the accompanying consolidated statement of operations. If the debt is converted prior to maturity, the carrying value will be transferred to equity.

NONEMPLOYEE OPTIONS
-------------------

The Company has accounted for options granted to nonemployees in accordance with FAS 123. Under FAS 123, the option award is based on the fair market value of the underlying security based on the Black-Scholes Pricing Model, less the option price. On January 18, 2007, the Company granted 100,000 options to one nonemployee. The value of the options was calculated to be $4,953. This amount has been expensed in the current period.

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

In April of 2006, an Investor agreed to purchase 3 million shares of the Company's restricted Series A preferred stock shares at a price of $0.0733 per share or $220,000. These shares were to be registered by the Company in an SB-2 offering. The Company has filed and subsequently withdrawn three SB-2 filings with the SEC (in April, August and December of 2006). The Company intends on filing a new SB-2 when it has cured its delinquencies in periodic filings with the SEC. The new SB-2 filing will register these shares and the underlying shares associated with its convertible debentures.

As of February 28, 2007, the 3 million shares of restricted Series A preferred shares were issued and a subscription receivable of $220,000 was recorded against the Company's equity.

On December 19, 2006, Scott Sand, the CEO and Chairman of the Company, converted 2 million shares of his Series A preferred stock into 2 million shares of restricted common stock. The conversion was valued at $146,667. This value was based on the value of $0.0733 per share, which was the price at which Mr. Sand received his last lot of Series A preferred stock in May 2006 when he accepted the Series A preferred shares in lieu of past due compensation.

NOTE 7 - COMMON STOCK

On October 31, 2005, the Board approved a reverse split to reduce the authorized common shares to 100 million and also approved the reverse split of 40 to 1 outstanding and issued common shares; the effective date was on December 7, 2005. The accompanying consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

NOTE 8 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                    For the three months ended           For the nine months ended
                                                           February 28,                         February 28,
                                                -----------------------------------  -----------------------------------
                                                     2007              2006               2007              2006
     Numerator:
       Net Loss                                  $  (553,300)      $   (394,894)    $   (3,644,176)      $  (854,159)
     Denominator:
       Weighted Average Number of Shares          32,292,943         13,312,249         30,594,250         6,689,948
                                             ---------------    ---------------      ------------        -----------

     Net loss per share-Basic and Diluted    $         (0.02)       $    (0.03)      $      (0.12)       $    (0.13)

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - NET LOSS PER SHARE (CONTINUED)

As the Company incurred net losses for the three and nine months ended February 28, 2007, it has excluded from the calculation of diluted net loss per share approximately 6,083,333 shares related to its convertible debt in accordance with EITF Issue No. 04-8, "THE EFFECT OF CONTINGENTLY CONVERTIBLE DEBT ON DILUTED EARNINGS PER SHARE". There are no dilutive items for the three and nine months ended February 28, 2006.


NOTE 9 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment detailed information of the reportable segment is not presented.


NOTE 10 - RELATED PARTY TRANSACTIONS

The Company had a note payable to its CEO, Scott Sand, in the amounts of $4,689 and $92,802 as of February 28, 2007 and 2006, respectively. The interest rate on the note is 6% and due upon working capital availability. The related accrued interest is $33,844 and $31,755 as of February 28, 2007 and 2006, respectively. Mr. Sand is also due $158,667 in accrued salary. This amount is included in accrued expenses on the balance sheet as of February 28, 2007.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of February 28, 2007.

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

OVERVIEW

We are a medical device manufacturer and service provider for medical and consumer markets both domestic and abroad. All of our manufacturing is currently subcontracted. We have four products, two of which are currently generating revenues (Secure Balance(TM) and OxyView(TM)). The other oxygen and gas monitoring safety devices in our BAFI product line that are still being developed are are OxyAlert(TM) and GasAlert(TM).

GasAlert(TM) development is currently "on hold" and we do not intend to focus on it until we have OxyView(tm) and OxyAlert(TM) in a production and sales mode. We also have an agri-business concept known as Pure Produce, which involves establishing soil-less indoor farming facilities near population centers to grow food and neutriceuticals.

Our OxyView(TM) product went into production after FDA registration in October of 2006. Our first sale of this product was on November 11, 2006. We have launched a marketing campaign and have entered into agreements with several distributors to sell OxyView(TM) units. All manufacturing of OxyView(TM) units has been subcontracted with Accent Plastics. The Company is the registered manufacturer of OxyView(TM) and owns the tooling and molds on location at the manufacturing plant of Accent Plastics, Inc. The Company placed its first order with Accent on October 20, 2006. The Company's arrangement with Accent is solely based on purchase orders from the Company and invoices from Accent at an agreed price per unit.

We have filed for approval with the FDA to commence marketing of our OxyAlert(TM) units. Upon approval of the FDA, we will begin marketing of sales of OxyAlert(TM).

Our business plan for the remainder of fiscal year ending May 31, 2007 is to continue our efforts to increase the market share for Secure Balance(TM) and to continue with the world-wide sales of one of our BAFI(TM) product lines, OxyView(tm). We will also continue to develop OxyAlert(TM) if funds allow. The marketing costs incurred to increase the sales of OxyView(TM) could be quite substantial.

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

A third traunch of $200,000 was received on January 24, 2007.

Upon full subscription to the Securities Purchase Agreement and the conversion in full of the Callable Secured Convertible Notes, the total shares required to be issued by the Company could be 66,666,667 based on a closing share price of $0.06 (closing share price as of February 28, 2007). Since the Company has 34,259,610 shares outstanding as of February 28, 2007, the shares required to be issued under a full subscription and conversion of the Callable Secured Convertible Notes could not be issued without increasing the number of authorized shares of common stock of the Company.

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

A third SB-2 was filed by the Company on December 15, 2006. This Registration Statement was withdrawn on February 13, 2007. This Registration Statement was filed to register a total of 13,554,497 shares of common stock, which represented $1,300,000 of the total amount of underlying secured convertible notes in the principal amount of $2,000,000. The Company has received $1,300,000 (net proceeds were $991,800) of these proceeds as of November 30, 2006 and received an additional $200,000 in January 2007.

The Company intends on filing a new SB-2 when it has cured its delinquencies in periodic filings with the SEC. This filing would register the underlying shares associated with the convertible secured debentures and 6 million additional shares.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2007 COMPARED TO THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2006

We account for our Secure Balance(TM) sales by reporting revenues upon the delivery of product. Nearly all of our sales revenues were generated through Secure Balance (TM) sales. Our total sales revenues for the three and nine months ended February 28, 2007 were $281,380 and $605,011, respectively. Of these amounts $278,080 and $601,637 were generated through Secure Balance (TM) sales. Our sales for the same periods in 2006 were $79,184 and $846,268, respectively. All of the revenues in the three and nine months ended February 28, 2006 were generated from sales of Secure Balance(TM).

We have completed our prototype testing for OxyView(TM) and have recently began manufacturing and sales of OxyView (TM). Our first revenues from OxyView(TM) sales occurred in November 2006. The total sales on our OxyView(TM) Product totaled $3,300 and $3,374 in the three and nine months ended February 28, 2007, respectively.

We had $281,380 in total sales for the quarter ended February 28, 2007, an increase of 255% from the revenues of $79,184 in the quarter ended February 28, 2006. The Company has begun ramping up sales of its Secure Balance(TM) product and has also added revenues from its OxyView(TM) product. Our cost of sales was $160,455 for the quarter ended February 28, 2007. This was an increase of 372% from the cost of sales of $33,992 for the quarter ended February 28, 2006. As a result, our gross profit increased from $45,192 in the quarter ended February 28, 2006 to $120,925 in the quarter ended February 28, 2007.

Our total sales for the nine months ended February 28, 2007 were $605,011, down from $846,268 in the nine months ended February 28, 2006. This decrease in sales was due to a decline in sales of our Secure Balance(TM) systems. Our cost of sales was $342,644 for the nine months ended February 28, 2007 and $228,050 for the nine months ended February 28, 2006. As a result, our gross profit decreased from $618,218 in the nine months ended February 28, 2006 to $262,367 in the nine months ended February 28, 2007.

Management attributes the drop in Secure Balance(tm) sales (in comparison to a year ago) to a change in billing practices of Medicare. The government "changed" the rules, telling physicians that they could not utilize the balance therapy equipment in their offices without having a licensed physical therapist on hand while the equipment was in use. Therefore, for a period of time, only physicians willing to bring physical therapists into their offices were willing to purchase or lease Secure Balance(tm). However, after an outcry from physicians, Management has learned that Medicare's decision has been reversed. It is Management's understanding that now Secure Balance(tm) can be utilized by physicians, in their offices (without the need to have a physical therapist present), as long as the use is "incident" to their practices. As a result, Management expects Secure Balance(tm) sales to increase. This increase has been exhibited in the quarter ended February 28, 2007.

We have had significant losses since inception. Our net loss for the quarter ended February 28, 2007 was $553,300. This is compared with $394,894 during the quarter ended February 28, 2006. Our net loss for the nine months ended February 28, 2007 was $3,644,176. This is compared with a loss of $854,159 during the nine months ended February 28, 2006. The dramatic increase in the net loss for the Nine months ended February 28, 2007 compared to the net loss for the same period in 2006 was primarily due to interest charges associated with the Company's financings and the value of warrants and options issued from June 2006 through January 2007.

Our selling, general and administrative ("SG&A") expenses for the quarter ended February 28, 2007 were $533,693 compared to $436,444 in the quarter ended February 28, 2006. Our SG&A for the current quarter was higher than the same period in 2006 primarily due to an increase in advertising and marketing costs. We have increased these costs in an effort to boost our revenues.

SG&A for the nine months ended February 28, 2007 were $1,379,955 compared to $1,468,751 in the nine months ended February 28, 2006. We had higher expenses in the nine months ended February 28, 2006 due to more professional fees and higher direct costs of selling our products (due to our revenues being higher in the nine months ended February 28, 2006).

The Company recorded interest expense of $352,808 and $4,051,776 in the quarter and nine months ended February 28, 2007, respectively. This was a dramatic increase from the amounts of $642 and $2,826 in the same periods ending February 28, 2006. The increase was due to the Company entering into convertible notes with a total face value of $1,575,000. The fair value of the conversion feature to the extent that it exceeded the face value of the note was booked as additional interest expense at the time of the note issuance. Additionally, due to the conversion feature of the convertible notes the Company recorded a discount on the notes equal to the face value of the notes. This discount is being amortized over the three-year term of the notes with the amortization being recorded as additional interest expense. Lastly, the Company recorded debt issuance costs in the amount of $308,200. These costs are also being amortized over the term of the notes with the amortization being recorded as additional interest expense.

Our net loss increased from $394,894 for the quarter ended February 28, 2006 to $553,300 for the quarter ended February 28, 2007. Our net loss for the nine months ended February 28, 2007 was $3,644,176 compared to a loss of $854,159 in the nine months ended February 28, 2006. We expect our operating costs to fluctuate in relation to our sales results during current fiscal year.

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

LIQUIDITY AND CAPITAL RESOURCES

Our net cash flow from financing activities was $1,148,663 in the nine months ending February 28, 2007. Our net cash used in operating activities was $1,004,958 for the nine months ending February 28, 2007. Our net cash used in investing activities was $192,478 for the nine months ending February 28, 2007. Our cash expenditures were financed with $605,011 of sales of Secure Balance(TM) and OxyView(TM) and the Company entering into convertible callable note agreements that generated net proceeds of $1,266,800 (total principal balance of $1,575,000).

As of February 28, 2007, we had cash on hand of $62,339 compared to $66,182 as of February 28, 2006.

Our future cash requirements will depend on many factors, including finishing our product development programs for the rest of our BAFI(TM) product line. These expenses have been completed for OxyView(TM). We will have additional costs for tooling for manufacturing of the rest of our BAFI(TM) line. These costs have been incurred for OxyView(TM), including the purchase of inventory of OxyView(TM). We will have costs involved in filing, prosecuting and enforcing patents, including foreign patents. We will incur costs in our ongoing Secure Balance(TM) and OxyView(TM) sales efforts. We also have considerable expense involved in our effort to get up-to-date on all SEC periodic reporting filings under the Securities Exchange Act of 1934, as well as costs involved in filing current periodic reporting and securities registration (as required by contracts with investors).

As of February 28, 2007 we had an accumulated deficit of $12,144,165 (up from $7,419,550 as of February 28, 2006).

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

The Company paid an independent research firm to conduct market research for OxyView. It was determined that OxyView may not be a viable product to gain significant market share in hospitals, but its application within long-term care and skilled nursing facilities could be substantial. The marketing study also indicated that there is a significant need for a product like OxyView in home health care and that there may be an opportunity in direct consumer sales. Based on the results of this study, the Company has adjusted its marketing thrust accordingly.

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

EMPLOYEES

Our wholly owned subsidiary currently has five full-time employees. Our company is a holding company (formed in Georgia) that owns or has rights to certain proprietary products and operates our business through our subsidiary, Ingen Technologies, Inc., a Nevada company. Mr. Scott R. Sand, our CEO, Founder and Chairman is employed under an employment agreement with the Company. This agreement was effective as of September 21, 2006. Under its terms Mr. Sand is entitled to $200,000 per year for a period of five years. As of February 28, 2007, Mr. Sand is due $158,667 in accrued and unpaid salary under His employment agreement.

Our Secure Balance(TM) systems are sold to us for re-sale on a "private label" basis; we have no part in the design or manufacture of the systems. We hire sales representatives to sell Secure Balance(TM). These reps are paid on a contractual basis and are not technically our employees. We have outsourced the manufacturing of our OxyView(tm) product and will sell these products utilizing a distribution network that will not include outside salespeople and company employees.


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

WE HAVE A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We have experienced significant operating losses in each period since our inception. As of February 28, 2007, we have incurred total accumulated losses of $12,144,165. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in general and administrative costs associated with operations. We expect to incur increasing operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

WE WILL NEED ADDITIONAL CAPITAL IN THE FUTURE TO SUPPORT OUR GROWTH, AND RAISING SUCH CAPITAL WILL LIKELY CAUSE SUBSTANTIAL DILUTION TO EXISTING STOCKHOLDERS. IF ADDITIONAL CAPITAL IS NOT AVAILABLE, WE MAY HAVE TO CURTAIL OR CEASE OPERATIONS.

Our current plans indicate we will need significant additional capital for research and development and market penetration before we have any substantial revenues generated from our BAFI(TM) product line. The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include:

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

WE HAVE RELIED ON CAPITAL CONTRIBUTED BY RELATED PARTIES, AND SUCH CAPITAL MAY NOT BE AVAILABLE IN THE FUTURE.

The Company has relied on loans and compensation deferrals from our CEO and Chairman, Scott R. Sand, and investment in the form of convertible notes payable from various individuals and entities to sustain the Company from 1999 into the current fiscal year. Although we have paid much of these loans from Mr. Sand back, we may be unable to repay the remainder as planned and may have to look again to Mr. Sand for assistance in financing. There is no guarantee that Mr. Sand will have financial resources available to assist in our funding. Mr. Sand's executive compensation continues to accrue; currently we are obligated to pay him $200,000 per year under his employment contract with the Company. As of February 28, 2007, the Company owes Mr. Sand $158,667 under his Employment contract.

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

Since we have launched the first product in our BAFI(TM) product line, we could face exposure to product liability claims. We have exposure selling Secure Balance(TM). We have limited product liability insurance coverage, but there is no guarantee that it is adequate coverage. There is also a risk that third parties for which we have agreed to indemnify could incur liability.

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

OUR STOCK IS THINLY TRADED, WHICH CAN LEAD TO PRICE VOLATILITY AND DIFFICULTY LIQUIDATING YOUR INVESTMENT.

The trading volume of our stock has been low, which can cause the trading price of our stock to change substantially in response to relatively small orders. In addition, since our reverse stock split on December 6, 2005, our common stock has traded as low as $0.025 and as high as $0.41 (as of February 28, 2007). Both volume and price could also be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

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

A SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

If our shareholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. As of February 28, 2007, 18,134,547 shares of our issued common stock are unrestricted and 16,125,063 shares are restricted (but many may be eligible to have restrictions lifted).

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

(b) No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended February 28, 2007, the Registrant sold the following securities without registration under the Securities Act of 1933 in reliance on the exemption contained in Section 4(2) and Regulation D promulgated thereunder:

Common Stock
-------------

a) In December 2006, the Company's CEO, Scott Sand, converted 2 million of his Series A preferred shares into 2 million shares of restricted common stock. The conversion was valued at $146,667. This value was based on the value of $0.0733 per share, which was the price that Mr. Sand received his last lot of Series A preferred stock in May 2006.

b) In February 2007 the Company issued 500,000 shares of restricted common stock to one individual under the terms of an agreement to assist the Company in selling its Secure Balance (TM) units. The Company valued this stock at a price of $0.06 per share, or $30,000.

c) In February 2007 the Company issued 750,000 shares of its restricted common stock to one individual in consideration for the individual cancelling options to purchase 2.3 million shares of common stock at prices from $0.027-0.25 per share. The Company valued the stock issuance at price of $0.07 per share, the value on the date of issuance. The total valuation of these shares was $52,500.

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

                                          INGEN TECHNOLOGIES, INC.


April 23, 2007                             /s/ Scott R. Sand
                                          -------------------------------------
                                          Scott R. Sand
                                          Chief Executive Officer and Chairman


April 23, 2007                             /s/ Thomas J. Neavitt
                                          -------------------------------------
                                          Thomas J. Neavitt
                                          Secretary and Chief Financial Officer