Form 10KSB
period 2001-06-30
Ingen Technologies, Inc.
filed 2007-05-23
CIK 861058

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

     For the fiscal year ended: June 30, 2001
                                -------------

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

Yes [ ]. No [X].

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes [ ]. No [X].

The issuer's revenues for its most recent fiscal year ended May 31, 2006 were $846,783. The issuer did not report any revenues for its fiscal year ended June 30, 2001.

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,247,556 based on a closing price of $0.04 on April 10, 2007.

The number of shares of the registrant's common stock outstanding as of April 10, 2007 was 34,303,910.

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

Ingen Technologies, Inc., the Nevada corporation, was founded by Scott R. Sand in 1999. Upon the Registrant's acquisition of Ingen Technologies, Mr. Sand was appointed as the Registrant's Chief Executive Officer and was elected as Chairman of the Board of Directors.

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

The Registrant reduced the authorized number of shares of its common shares from 500 million to 100 million in 2005. The number of authorized preferred shares is 40 million. Effective December 6, 2005, the Registrant authorized a reverse split of common shares on a ratio of 40 into 1; thereby reducing the number of issued shares from 488,037,593 to 12,201,138. The preferred shares were also reverse split at a ratio of 3 into 1, reducing our issued preferred shares from
39.9 million to 13.3 million. Our preferred shares are convertible into common shares on a 1 into 1 basis. Our preferred shares are entitled to vote on an equal footing with common shares on all matters for which shareholder voting input is required. The Registrant's common stock currently trades under the symbol "IGTG." The shares outstanding as of June 30, 2001 have been adjusted to reflect this reverse stock split.

In the fiscal years ended June 30, 2000 and June 30, 2001, the Registrant was not engaged in any substantial business activities.

CURRENT BUSINESS OVERVIEW

The following is an overview of the existing business of the Registrant (the business of Ingen Technologies acquired in March of 2004).

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

EMPLOYEES

The Registrant currently has one full-time employee in its wholly owned subsidiary. As of June 30, 2001 the Registrant had no employees.

INTELLECTUAL PROPERTY

As of June 30, 2001, the Registrant did not own any intellectual property rights. Under its current business operations as of the filing of this report, the Registrant owns two patents and a total of four trademarks for its products. Patents, trademarks and trade secrets are essential to the future profitability of the Registrant's products, and it is the Registrant's policy to pursue intellectual property protection aggressively for all of its products.


ITEM 2.  DESCRIPTION OF PROPERTY

As of June 30, 2001, the Registrant did not rent or lease any office space.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Registrant's common stock currently trades on the "Pink Sheets" under the stock symbol "IGTG." On June 30, 2001, the Registrant's common stock traded on the Over-the-Counter Bulletin Board under the ticker symbol "CRTZ." The range of high and low bid information as set forth below for the shares of the Registrant's stock for the fiscal years ended June 30, 2000 and June 30, 2001 have been adjusted for all reverse stock splits or other capitalization adjustments through January 2006 (including a twenty-for-one reverse stock split on April 20, 1998 and a forty-for-one reverse stock split effective on December 6, 2005). The prices reflect the records of the OTC Bulletin Board (NASDAQ) and as reported by the Pink Sheets. Such quotations represent prices between dealers, do not include retail markup, markdown or commission, and may not represent actual transactions.

Year Ended June 30, 2001                             High              Low
------------------------                             ----              ---

First Quarter - July 1 to Sept. 30, 2000            $  9.20          $ 4.40
Second Quarter - Oct. 1 to Dec. 31, 2000               6.00            0.40
Third Quarter - Jan. 1 to Mar. 31, 2001                6.80            0.80
Fourth Quarter - April 1 to June 30, 2001              2.80            1.20

Year Ended June 30, 2000                             High              Low
------------------------                             ----              ---

First Quarter - July 1 to Sept. 30, 1999            $ 84.00          $17.50
Second Quarter - Oct. 1 to Dec. 31, 1999              17.60            4.00
Third Quarter - Jan. 1 to Mar. 31, 2000               22.00            5.20
Fourth Quarter - April 1 to June 30, 2000             21.60           10.80


As of June 30, 2001, the Registrant had approximately 519 shareholders of record, including nominees and brokers holding street accounts. As of April 10, 2007, the last sale price for the Registrant's Class A common stock was $0.04 per share.

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

Recent Sales of Unregistered Securities
---------------------------------------

During the quarter ended June 30, 2001, the Registrant did not make any sales or other issuances of securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and accompanying notes included elsewhere in this Form 10-KSB.

The following information is presented for the Registrant's operations for the year ended June 30, 2001 and June 30, 2000.

Results of Operations.

(a) Revenues.

For the years ended June 30, 2001 and June 30, 2000, the Registrant did not report any revenues. The lack of revenues in the fiscal years ended June 30, 2001 and June 30, 2000 have no relation to the current revenues or operations of the Registrant.

(b) Selling, General and Administrative Expenses.

For the year ended June 30, 2001, the Registrant incurred total general and administrative expenses ("G&A") of $13,792, compared to $19,162 in the fiscal year ended June 30, 2000 (a decrease of 28%). The expenses incurred in the fiscal year ended June 30, 2000 and June 30, 2001 have no relation to the current expenses or operations of the Registrant.

(c) Depreciation and Amortization.

The Registrant did not record any depreciation or amortization expense in the fiscal year ended June 30, 2001 or June 30, 2000.

(d) Interest Expense.

The Registrant incurred interest expense of $13,223 in the year ended June 30, 2001, a decrease of 89% from the interest expense of $118,223 incurred in the fiscal year ended June 30, 2000. The decrease was due to a stock payment to a former note holder that was booked as additional interest expense in the amount of $105,000 in the fiscal year ended June 30, 2000.

(e) Income Tax Benefit.

For the fiscal year ending June 30, 2001, the Registrant had a net operating loss carryforward of approximately $6.7 million expiring beginning in 2007. The Registrant has not recognized any of this tax benefit as an asset due to uncertainty of future income.

(f) Net Loss.

The Registrant recorded a net loss of $27,015 for the fiscal year ended June 30, 2001. This loss represents a decrease of 80% from the net loss of $137,385 from the fiscal year ended June 30, 2000.

Liquidity and Capital Resources.

The Registrant had a working capital deficit of $416,311 as of June 30, 2001. As of June 30, 2001 the Registrant did not have any assets. Nearly all of the liabilities represented in the working capital deficit were written off from 2002-2004 due to the expiration of the statute of limitations for the creditors to collect them.

The Registrant had a working capital deficit of $413,296 as of June 30, 2000. The increase in the Registrant's working capital deficit was a result of continued accrual of interest on the Registrant's notes payable.

As a result of the working capital deficit as of June 30, 2001, the report of the Registrant's independent certified public accountants notes that the Registrant has cash flow constraints, an accumulated deficit and has suffered recurring losses from operations and these conditions raise substantial doubt about the company's ability to continue as a going concern.

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

ITEM 7. FINANCIAL STATEMENTS

                [Child, Van Wagoner & Bradshaw, PLLC letterhead]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
Creative Recycling Technologies, Inc. (now known as Ingen Technologies, Inc.)

We have audited the accompanying balance sheet of Creative Recycling Technologies, Inc. as of June 30, 2001, and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Recycling Technologies, Inc. as of June 30, 2001, and the results of its operations, stockholders' deficit and its cash flows for the years ended June 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from operations, requires funds for its operational activities, and has no established source of revenue to sustain operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
April 20, 2007

CREATIVE RECYCLING TECHNOLOGIES, INC.
(NOW KNOWN AS INGEN TECHNOLOGIES, INC.)
BALANCE SHEET
JUNE 30, 2001

ASSETS                                                      BALANCE AT
                                                           JUNE 30, 2001
                                                          --------------

        Total Assets                                      $            -
                                                          ==============

LIABILITIES & STOCKHOLDERS' DEFICIT

        CURRENT LIABILITIES
        Accounts payable                                  $     247,999
        Accrued expenses                                         68,530
        Notes payable                                            86,468
        Notes payable - officer                                  13,314
                                                          --------------

        Total current liabilities                               416,311

        Total liabilities                                       416,311

        STOCKHOLDERS' DEFICIT
        Common stock, Class A no par value,
          100,000,000 shares authorized,
          321,615 shares issued and outstanding
          as of June 30, 2001                                10,508,607
        Common stock, Class B no par value,
          200,000,000 shares authorized,
          no shares issued and outstanding
          as of June 30, 2001                                         -
        Preferred stock, Series A, convertible,
          stated value $25,000 per share,
          20 shares authorized, no shares
          issued and outstanding
          as of June 30, 2001                                         -
        Preferred stock, Series B, convertible,
          stated value $15 per share,
          12,000 shares authorized, no shares
          issued and outstanding
          as of June 30, 2001                                         -
        Preferred stock, Series C, convertible
          stated value $50,000 per share,
          12 shares authorized,
          no shares issued or outstanding
          as of June 30, 2001                                         -
        Accumulated Deficit                                 (10,924,918)
                                                          --------------

        Total stockholders' deficit                            (416,311)
                                                          --------------

        Total liabilities and stockholders' deficit       $           -
                                                          ==============

The accompanying notes are an integral part of these financial statements.


CREATIVE RECYCLING TECHNOLOGIES, INC.
(NOW KNOWN AS INGEN TECHNOLOGIES, INC.)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2001 AND JUNE 30, 2000

                                                           FISCAL YEAR      FISCAL YEAR
                                                               ENDED           ENDED
                                                           JUNE 30, 2001   JUNE 30, 2000
                                                           ------------    ------------
General and administrative expenses                        $    (13,792)   $    (19,162)

Interest expense                                                (13,223)       (118,223)
                                                           ------------    ------------

Loss before provision for income taxes                          (27,015)       (137,385)

Provision for income taxes                                           --              --
                                                           ------------    ------------

Net loss before discontinued operations                         (27,015)       (137,385)

                                                           ------------    ------------

Net loss                                                   $    (27,015)   $   (137,385)
                                                           ============    ============


Basic net loss per weighted share                          $      (0.08)   $      (0.43)

Basic weighted average shares outstanding                       321,615         316,715


The accompanying notes are an integral part of these financial statements.





CREATIVE RECYCLING TECHNOLOGIES, INC.
(NOW KNOWN AS INGEN TECHNOLOGIES, INC.)
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM JUNE 30, 1999 THROUGH JUNE 30, 2001

                                           COMMON STOCK                    COMMON STOCK                    SERIES A
                                              CLASS A                         CLASS B                CONVERTIBLE PREF STOCK
                                        SHARES         AMOUNT          SHARES          AMOUNT          SHARES        AMOUNT
                                     ------------   ------------    ------------    ------------   ------------  ------------
Balance at June 30, 1999                  311,815   $ 10,116,851               -    $          -              -  $          -

Stock issued for services                   1,675         10,050
Stock issued to settle debts                8,125        357,706

Loss for year ended June 30, 2000               -              -               -               -              -             -
                                     ------------   ------------    ------------    ------------   ------------  ------------

Balance at June 30, 2000                  321,615     10,484,607               -               -              -             -

Debt contributed to capital                     -         24,000               -               -              -             -
Loss for year ended June 30, 2001               -              -               -               -              -             -
                                     ------------   ------------    ------------    ------------   ------------  ------------

Balance at June 30, 2001                  321,615   $ 10,508,607               -    $          -              -  $          -
                                     ============   ============    ============    ============    ===========  ============


                                              SERIES B
                                       CONVERTIBLE PREF STOCK       ACCUMULATED
                                        SHARES         AMOUNT         DEFICIT          TOTAL
                                     ------------   ------------   ------------    ------------
Balance at June 30, 1999                        0   $          -   $(10,760,518)   $   (643,667)

Stock issued for services                                                                10,050
Stock issued to settle debts                                                            357,706

Loss for year ended June 30, 2000               -              -       (137,385)       (137,385)
                                     ------------   ------------   ------------    ------------

Balance at June 30, 2000                        -              -    (10,897,903)       (413,296)

Debt contributed to capital                     -              -              -          24,000
Loss for year ended June 30, 2001               -              -        (27,015)        (27,015)
                                     ------------   ------------   ------------    ------------

Balance at June 30, 2001                        -   $          -   $(10,924,918)   $   (416,311)
                                     ============   ============   ============    =============


The accompanying notes are an integral part of these financial statements.




CREATIVE RECYCLING TECHNOLOGIES, INC.
(NOW KNOWN AS INGEN TECHNOLOGIES, INC.)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2001 AND JUNE 30, 2000

                                                           Fiscal year     Fiscal year
                                                              ended           ended
                                                          June 30, 2001   June 30, 2000
                                                          -------------   -------------

Cash flows from Operating Activities:
  Net income (loss) from operations                       $    (27,015)   $   (137,385)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    REQUIRED BY OPERATING ACTIVITIES:
  Stock issued for services                                          0         115,050
  Increase in accounts payable                                     478           9,112
  Increase in accrued interest                                  13,223          13,223
                                                          ------------    ------------

  NET CASH USED IN OPERATING ACTIVITIES                        (13,314)              0
                                                          ------------    ------------

  NET CASH PROVIDED BY INVESTING ACTIVITIES                          0               0

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net loans from officer                                        13,314               0
                                                          ------------    ------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                     13,314               0
                                                          ------------    ------------

Net increase (decrease) in cash                                      0               0

Cash, at beginning of period                                         0               0
                                                          ------------    ------------

Cash, at end of period                                    $          0    $          0
                                                          ============    ============


The accompanying notes are an integral part of these financial statements.


                                           14

CREATIVE RECYCLING TECHNOLOGIES, INC.
(NOW KNOWN AS INGEN TECHNOLOGIES, INC.)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001

NOTE 1 - ORGANIZATION

ORGANIZATION AND NATURE OF OPERATIONS

Creative Recycling Technologies, Inc. (now known as Ingen Technologies, Inc., hereinafter referred to as the Registrant) was organized under the laws of the State of Georgia in 1995. The Registrant changed its name to Creative Recycling Technologies in 1998 when it entered into an Agreement and Plan of Share Exchange dated February 27, 1998 with AA Corp. under which the Registrant had agreed to purchase all of the issued and outstanding stock of AA Corp. This agreement was mutually rescinded by an agreement dated December 1999. Among the reasons for rescission were: 1) AA Corp. was never a valid entity; and 2) its primary shareholder was stated to be a trust that was never created and did not exist. As a result of these circumstances, the proposed Agreement and Plan of Share Exchange dated February 27, 1998 was deemed null and void. For purposes of the financial information contained herein, the activity of AA Corp. is entirely ignored and has been deemed to have never been a legal part of the Registrant. The Registrant did issue stock as consideration for the acquisition of AA Corp. Some of this stock was cancelled or returned. The value of the stock that was issued as consideration for the acquisition of AA Corp. that was never returned or cancelled has been deducted as an expense when it was issued.

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

Cash and Cash Equivalents

The Registrant considers all liquid investments with a remaining maturity of three months or less to be cash equivalents. Balances in bank accounts may, from time to time, exceed federally insured limits. Due to the lapse of a significant amount of time between the end of the fiscal year and commencement of the audit performed in 2007, the Registrant wrote off all cash balances that may have existed as of June 30, 2001 due to the difficulty in confirming the balances in the accounts.

REVENUE RECOGNITION

No revenues were recognized in the fiscal years ended June 30, 2000 or June 30, 2001.

PROPERTY AND EQUIPMENT

The Registrant did own any property as of June 30, 2000 or June 30, 2001.

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

NOTE 3 - PROPERTY AND EQUIPMENT

The Registrant did own any property as of June 30, 2000 or June 30, 2001.

NOTE 4 - NOTES PAYABLE

The Registrant and its wholly owned subsidiary entered into notes payable with various third parties from October 1994 through June 1997. The Registrant sold its wholly owned subsidiary, Classic Restaurants International, Inc., in the fiscal year ended June 30, 1999. Notes with a principal balance of $113,448 were originally entered into by Classic and thus were no longer a liability of the Registrant when Classic was sold. As of June 30, 2001, the total outstanding principal balance of notes payable was $86,468. All of these notes were past due and payable as of June 30, 2001. None of these notes were ever paid. The remaining notes were written off in June of 2002 due to the lapse of the statute of limitations for the holders to collect them. Interest rates range from 10% to 18.25%.

NOTE 5 - LEASES AND COMMITMENTS:

As of June 30, 2001, the Registrant was not obligated under any leases.

NOTE 6 - STOCKHOLDERS' DEFICIT

The Registrant effectuated a reverse stock split on its Class A common stock at a rate of twenty for one on April 20, 1998. The Registrant also effectuated another reverse stock split on its Class A common stock at a rate of forty for one on December 6, 2005. Both of these reverse stock splits have been reflected in the presentation of the number of shares of Class A common stock outstanding as of June 30, 2000 and June 30, 2001.

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

The Registrant's Series A convertible preferred stock has common stock voting rights and pays no dividends. The Series A convertible preferred stock is redeemable at the option of the Registrant 12 months after issuance at $25,000 per share. The conversion price is the lesser of the closing bid price of the Class A common stock on the date of the subscription agreement or 60% of the average closing bid price for a period of 3 trading days immediately preceding the date of conversion. All of this stock was cancelled as part of the sale of the Registrant's wholly owned subsidiary in the fiscal year ended June 30, 1999. As of June 30, 2001, no Series A convertible preferred stock is outstanding.

The Registrant's Series B convertible preferred stock has voting rights and pays a dividend at a rate of 11.5%. The Series B convertible preferred stock is not redeemable by the Registrant. The conversion price is $1.50 per share. All of this stock was cancelled as part of the sale of the Registrant's wholly owned subsidiary in the fiscal year ended June 30, 1999. As of June 30, 2001, no Series B convertible preferred stock is outstanding.

The Registrant's Series C convertible preferred stock does not have common stock voting rights and is not entitled to receive dividends. The Series C convertible preferred stock is redeemable by the Registrant any time after issuance at a price of $50,000 per share. The conversion price is equal to the closing bid price on the conversion date. As of June 30, 2001, no Series C convertible preferred stock is outstanding.

NOTE 7 - INCOME TAXES:

The Registrant's income tax expense is not significant.

At June 30, 2001, the Registrant has a net operating loss carryforward totaling approximately $6.7 million that may be offset against future taxable income through 2007. No tax benefit has been reported in the accompanying financial statements, because the Registrant believes there exists a possibility that the carryforward will expire unused. Accordingly, the tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount. The expected tax benefit that would result from applying federal statutory tax rates to the pre-tax loss differs from amounts reported in the financial statements because of the increase in the valuation allowance.

NOTE 8 - RELATED PARTY TRANSACTIONS

In October of 2000, the president of the Registrant loaned the Registrant $22,000. This loan was not interest bearing. The balance of this loan as of June 30, 2001 was $13,314.

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

The Registrant is not aware of any Section 16(a) filings made by any directors and executive officers, and holders of more than 10% of the Registrant's Common Stock during the fiscal year ended June 30, 2001.

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

                                                   Summary Compensation Table

                                                 Annual Compensation                          Long-term Compensation

Name and                    Fiscal                            Other    Restricted       Securities               All
principal                   Year                              annual      stock         underlying     LTIP     other
position                    Ended       Salary    Bonus    compensation   awards       options/SARs   payouts compensation
        (a)                  (b)          (c)      (d)         (e)         (f)              (g)         (h)       (i)
Edward T. Whelan
President & Chairman      6/30/2001        0        0           0               0             0        0           0
                          6/30/2000        0        0           0               0             0        0           0

Stephen LaSala
President                 6/30/2001        0        0           0               0             0        0           0
                          6/30/2000        0        0           0               0             0        0           0


There are no outstanding stock options.

There are no employment agreements with any of the Registrant's executive officers.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Registrant's common stock by each person or group that is known by the Registrant to have been the beneficial owner of more than five percent of its outstanding common stock, each director and officer of the Registrant and all directors and executive officers of the Registrant as a group as of June 30, 2001. Unless otherwise indicated, the Registrant believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the common stock beneficially owned by them, where applicable. For information on current security ownership of certain beneficial owners and current management of the Registrant, please see current filings made by the Registrant with the SEC.

Title of       Name and Address of           Amount and Nature      Percent
 Class         Beneficial Owner             of Beneficial Owner     of Class
--------------------------------------------------------------------------------

Common         Edward T. Whelan                   0                  0.00%
               Current address unknown

All Directors and Officers on June 30, 2001
as a Group (1 Person)                             0                  0.00%

All stock ownership has been adjusted for the forty-for-one reverse stock split effectuated on December 6, 2005.

All other classes of stock (Class B Common and various preferred classes) have been ignored.

EQUITY COMPENSATION PLAN INFORMATION

As of June 30, 2001, the Registrant did not have an equity compensation plan. Currently, the Registrant does not have any equity compensation plans in effect.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In October of 2000, the president of the Registrant loaned the Registrant $22,000. This loan was not interest bearing. The balance of this loan as of June 30, 2001 was $13,314.


                                     PART IV

ITEM 13.   EXHIBITS

(a) EXHIBITS


(b) REPORTS ON FORM 8-K


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2001 and 2000 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                                June 30, 2001      June 30, 2000
                                -------------      -------------
(i)       Audit Fees             $        -         $        -
(ii)      Audit Related Fees              -                  -
(iii)     Tax Fees                        -                  -
(v)       All Other Fees                  -                  -
                                 ------------       ------------
Total fees                       $        -         $        -
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

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Registrant's financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in the fiscal years ended June 30, 2001 or June 30, 2000.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in the fiscal years ended June 30, 2001 or June 30, 2000.

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

                                     Date: May 22, 2007


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