Form 10QSB
period 2002-03-31
Ingen Technologies, Inc.
filed 2007-05-23
CIK 861058

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                           --------------------------

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

The total number of shares of the Registrant's Class A Common Stock, no par value, outstanding on March 31, 2002 was 321,615. The total number of shares of the Registrant's Class A Common stock outstanding on January 31, 2007 was 29,609,610.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                             3

         BALANCE SHEET AS OF MARCH 31, 2002                                    3

         STATEMENTS OF OPERATIONS                                              4
             FOR THE THREE AND NINE MONTHS ENDED
             MARCH 31, 2002 AND MARCH 31, 2001

         STATEMENTS OF CASH FLOWS                                              5
             FOR THE NINE MONTHS ENDED
             MARCH 31, 2002 AND MARCH 31, 2001

         NOTES TO UNAUDITED FINANCIAL STATEMENTS                               6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                         10

         ITEM 3.  CONTROLS & PROCEDURES                                       11

PART II - OTHER INFORMATION
         ITEM 1.  LEGAL PROCEEDINGS                                           11

         ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
                  PROCEEDS                                                    12

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             13

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         13

         ITEM 5.  OTHER INFORMATION                                           12

         ITEM 6.  EXHIBITS                                                    13

SIGNATURE                                                                     14

CERTIFICATIONS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS FOR PERIOD ENDING MARCH 31, 2002

                      CREATIVE RECYCLING TECHNOLOGIES, INC.
                     (now known as Ingen Technologies, Inc.)
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2002
                                   (UNAUDITED)


ASSETS                                                               March 31,
                                                                       2002
                                                                  -------------
None                                                                          0
                                                                  -------------

TOTAL ASSETS                                                      $           0
                                                                  =============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                             $     248,000
     Accrued expenses                                                    56,798
     Note payable to officer                                             13,326
     Notes payable                                                       55,468
                                                                  -------------
         Total current liabilities                                      373,592
                                                                  -------------

         Total liabilities                                              373,592

Shareholders' deficit:
     Common stock Class A, no par value;
       100,000,000 shares authorized; 321,615 shares
       issued and outstanding as of March 31, 2002                   10,508,607
     Common stock Class B, no par value
       200,000,000 shares authorized, no shares issued
       and outstanding as of March 31, 2002                                   0
     Preferred stock Series A, convertible, stated value
       $25,000 per share, 20 shares authorized, no shares
       issued and authorized as of March 31, 2002                             0
     Preferred stock Series B, convertible, stated value
       $15 per share, 12,000 shares authorized, no shares
       issued and authorized as of March 31, 2002                             0
     Preferred stock Series C, convertible, stated value
       $50,000 per share, 12 shares authorized, no shares
       issued and authorized as of March 31, 2002                             0
     Accumulated deficit                                            (10,882,199)
                                                                  -------------
     Total shareholders' deficit                                       (373,592)
                                                                  -------------
     Total liabilities and shareholders' deficit                  $           0
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

                                      CREATIVE RECYCLING TECHNOLOGIES, INC.
                                     (now known as Ingen Technologies, Inc.)
                                            STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                                     THREE MONTHS     NINE MONTHS      THREE MONTHS     NINE MONTHS
                                                        ENDED            ENDED            ENDED            ENDED
                                                      MARCH 31,         MARCH 31,       MARCH 31,        MARCH 31,
                                                        2002             2002             2001             2001
                                                    -------------    -------------    -------------    -------------

General and administrative expenses                 $         (11)    $        (12)   $        (638)  $       (8,333)

Debt forgiveness income                                    52,648           52,648               --               --
Interest expense                                           (3,306)          (9,917)          (3,306)          (9,917)
                                                    -------------    -------------    -------------    -------------

Net income (loss) before provision for income taxes        49,331           42,719           (3,944)         (18,250)

Provision for income taxes                                     --               --               --               --
                                                    -------------    -------------    -------------    -------------

Net income (loss)                                   $      49,331    $      42,719    $      (3,944)   $     (18,250)

                                                    =============    =============    =============    =============


Basic net income (loss) per weighted share          $        0.15   $        0.13    $       (0.01)   $       (0.06)

Basic weighted average shares outstanding                 321,615          321,615          321,615          321,615


The accompanying notes are an integral part of these financial statements.

                      CREATIVE RECYCLING TECHNOLOGIES, INC.
                     (now known as Ingen Technologies, Inc.)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    Nine months     Nine months
                                                       ended           ended
                                                     March 31,       March 31,
                                                       2002            2001
                                                   ------------    ------------

Cash flows from Operating Activities:
  Net income (net loss)                                  42,719         (18,250)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    REQUIRED BY OPERATING ACTIVITIES:
Debt forgiveness income                                 (52,648)              0
Increase in accrued expenses                              9,918           9,917
                                                   ------------    ------------

  NET CASH USED IN OPERATING ACTIVITIES                     (11)         (8,333)
                                                   ------------    ------------

  NET CASH PROVIDED BY INVESTING ACTIVITIES:                  0               0
                                                   ------------    ------------

  NET CASH PROVIDED BY INVESTING ACTIVITIES                   0               0

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from officer                                            11          22,000
                                                   ------------    ------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                  11          22,000
                                                   ------------    ------------

Net increase (decrease) in cash                               0          13,667

Cash, at beginning of period                                  0               0
                                                   ------------    ------------

Cash, at end of period                             $          0    $     13,667
                                                   ============    ============


The accompanying notes are an integral part of these financial statements.

                      CREATIVE RECYCLING TECHNOLOGIES, INC.
                     (now known as Ingen Technologies, Inc.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 1 - OVERVIEW AND BASIS OF PRESENTATION

Overview

Creative Recycling Technologies, Inc., (now known as Ingen Technologies, Inc. and hereinafter sometimes referred to as the "Registrant") was incorporated under the laws of the state of Georgia in 1995 under the name Classic Restaurants International, Inc. The Registrant changed its name in 1998 to Creative Recycling Technologies, Inc. As of March 31, 2002, the Registrant did not have any active business operations.

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

The Registrant reduced the authorized number of shares of its common shares from 500 million to 100 million in 2005. The number of authorized preferred shares is 40 million. Effective December 6, 2005, the Registrant authorized a reverse split of common shares on a ratio of 40 into 1; thereby reducing the number of issued shares from 488,037,593 to 12,201,138. The preferred shares were also reverse split at a ratio of 3 into 1, reducing the issued preferred shares from
39.9 million to 13.3 million. The preferred shares are convertible into common shares on a 1 into 1 basis and are entitled to vote on an equal footing with common shares on all matters for which shareholder voting input is required. The Registrant's common stock currently trades under the symbol "IGTG." The shares outstanding as of March 31, 2002 have been adjusted to reflect this reverse stock split.

Interim Financial Information

The financial statements presented in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations for interim reporting. These financial statements for the three and nine-month periods ended March 31, 2002 are not necessarily indicative of the results which may be expected for an entire fiscal year.

NOTE 2 - PER SHARE INFORMATION

Basic loss per common share for the three and nine-months ended March 31, 2002 and March 31, 2001 has been computed based on net income (loss) divided by the weighted average number of common shares outstanding during the period. Dilutive net loss per share is not reported since the effects are anti-dilutive and the Registrant is in a net loss position. For the three months ended March 31, 2001 and March 31, 2000, the weighted average number of shares outstanding totaled 321,615 and 321,615, respectively (these average number of shares outstanding have been adjusted for the forty-for-one reverse stock split that took place on December 6, 2005). For the nine months ended March 31, 2001 and March 31, 2000, the weighted average number of shares outstanding totaled 321,615 and 321,615, respectively (these average number of shares outstanding have been adjusted for the forty-for-one reverse stock split that took place on December 6, 2005).

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Registrant reported net income of $42,719 for the quarter ended March 31, 2002. The Registrant has incurred total losses of $10,882,199 since its inception. Therefore, the ability of the Registrant to continue as a going concern is dependent on obtaining additional capital and financing. The accompanying financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

The Registrant did not own any property and equipment as of March 31, 2002.

NOTE 5 - NOTES PAYABLE

The Registrant entered into notes payable with various third parties from October 1994 through June 1997. As of March 31, 2002, the total outstanding principal balance of these notes was $55,468. All of these notes were past due as of March 31, 2002. None of these notes were ever paid. Notes with a principal balance of $31,000 were written off in the quarter ended March 31, 2002 due to the lapse of the statute of limitations to collect them. The remaining notes were written off in June of 2002 due to the lapse of the statute of limitations for the holders to collect them.

The Registrant also owed $13,326 to an officer at March 31, 2002. The original loan amount was $22,000. Although the proceeds of this loan were held in a bank account in the name of the Registrant, the Registrant has not included this cash on its balance sheet. The Registrant has netted this cash against the loan payable to the officer. The Registrant has opted to treat payments of corporate expenses out of this bank account as additions to the loan amount as the funds were expended. Eventually, some of this loan was repaid. The balance booked as being due to the officer as of June 30, 2003 in the amount of $17,791 was recorded as a capital contribution in that fiscal year when it was evident that it would not be repaid.

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

The Registrant reduced the authorized number of shares of its common shares from 500 million to 100 million in 2005. The number of authorized preferred shares is 40 million. Effective December 6, 2005, the Registrant authorized a reverse split of common shares on a ratio of 40 into 1; thereby reducing the number of issued shares from 488,037,593 to 12,201,138. The preferred shares were also reverse split at a ratio of 3 into 1, reducing the issued preferred shares from
39.9 million to 13.3 million. The preferred shares are convertible into common shares on a 1 into 1 basis and are entitled to vote on an equal footing with common shares on all matters for which shareholder voting input is required. The Registrant's common stock currently trades under the symbol "IGTG." The shares outstanding as of March 31, 2002 have been adjusted to reflect this reverse stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         (Period Ending March 31, 2002)
                            Unaudited Financial Data

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

Results of Operations -

Revenues

         The Registrant did not report any revenues in either the quarter or Nine months ended March 31, 2002 nor the quarter or nine months ended March 31, 2001.

General and Administrative Expenses

         General and administrative expenses for the three and nine months ended March 31, 2002 was $11 and $12, respectively. General and administrative expenses for the three and nine months ended March 31, 2001 was $638 and $8,333, respectively.

Interest Expense

         The Registrant incurred interest expense of $3,306 and $9,917 in the quarter and nine months ended March 31, 2002, respectively. This is the same interest expense recorded in the same periods ended March 31, 2001.

Net Income or Loss

         The Registrant reported net income of $49,331 in the quarter ended March 31, 2002. This represented income of $0.15 per share for the quarter. The Registrant reported a net loss of $3,944 in the quarter ended March 31, 2001 which represented net loss per share of $0.01. The income in the current quarter was generated due to the Registrant writing off notes with a principal balance of $31,000 (and accrued interest of $21,648). This adjustment resulted in the Registrant reporting forgiveness of debt income in the amount of $52,648.

         The Registrant reported net income of $42,719 in the nine months ended March 31, 2002. This represented income of $0.13 per share for the period. The Registrant reported a net loss of $18,250 in the nine months ended March 31, 2001 which represented net loss per share of $0.06.

Liquidity and Capital Resources

         The Registrant did not have any assets as of March 31, 2002. Its current liabilities equaled $373,592, generating a net working capital deficit of $373,592.


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

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

         The Registrant did not have any sales of unregistered securities during the quarter ended March 31, 2002.

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