Form 10QSB
period 2003-09-30
Ingen Technologies, Inc.
filed 2007-05-23
CIK 861058

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

                For the quarterly period ended September 30, 2003

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

The total number of shares of the Registrant's Class A Common Stock, no par value, outstanding on September 30, 2003 was 321,615. The total number of shares of the Registrant's Class A Common stock outstanding on April 10, 2007 was 34,303,910.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                             3

         BALANCE SHEET AS OF SEPTEMBER 30, 2003                                3

         STATEMENTS OF OPERATIONS                                              4
               FOR THE THREE MONTHS ENDED
               SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

         STATEMENTS OF CASH FLOWS                                              5
               FOR THE THREE MONTHS ENDED
               SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

         NOTES TO UNAUDITED FINANCIAL STATEMENTS                               6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL           10
                  CONDITION AND RESULTS OF OPERATIONS

         ITEM 3.  CONTROLS & PROCEDURES                                       11

PART II - OTHER INFORMATION                                                   11

         ITEM 1.  LEGAL PROCEEDINGS                                           11

         ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND                 12
                  USE OF PROCEEDS

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             13

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE                             13
                  OF SECURITY HOLDERS

         ITEM 5.  OTHER INFORMATION                                           13

         ITEM 6.  EXHIBITS                                                    13

SIGNATURE                                                                     14

CERTIFICATIONS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

                          PART I. FINANCIAL INFORMATION

       ITEM 1. FINANCIAL STATEMENTS FOR PERIOD ENDING SEPTEMBER 30, 2003

                      CREATIVE RECYCLING TECHNOLOGIES, INC.
                     (now known as Ingen Technologies, Inc.)
                                  BALANCE SHEET
                            AS OF SEPTEMBER 30, 2003
                                   (UNAUDITED)

ASSETS                                                             September 30,
                                                                      2003
                                                                  -------------

None
                                                                  -------------
TOTAL ASSETS                                                      $           0
                                                                  =============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                             $     116,096
                                                                  -------------
         Total current liabilities                                      116,096
                                                                  -------------

         Total liabilities                                              116,096

Shareholders' deficit:
     Common stock Class A, no par value;
       100,000,000 shares authorized; 321,615
       shares issued and outstanding as
       of September 30, 2003                                         10,526,398
     Common stock Class B, no par value
       200,000,000 shares authorized,
       no shares issued and outstanding
       as of September 30, 2003                                               0
     Preferred stock Series A, convertible,
       stated value $25,000 per share,
       20 shares authorized, no shares
        issued and authorized
        as of September 30, 2003                                              0
     Preferred stock Series B, convertible,
       stated value $15 per share,
       12,000 shares authorized, no shares
        issued and authorized
        as of September 30, 2003                                              0
     Preferred stock Series C, convertible,
       stated value $50,000 per share,
       12 shares authorized, no shares
        issued and authorized
        as of September 30, 2003                                              0
     Accumulated deficit                                            (10,642,494)
                                                                  -------------
     Total shareholders' deficit                                       (116,096)
                                                                  -------------
     Total liabilities and shareholders' deficit                  $           0
                                                                  =============

The accompanying notes are an integral part of these financial statements.




                      CREATIVE RECYCLING TECHNOLOGIES, INC.
                     (now known as Ingen Technologies, Inc.)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS      THREE MONTHS
                                                        ENDED             ENDED
                                                    SEPTEMBER 30,    SEPTEMBER 30,
                                                        2003              2002
                                                    -------------    -------------
General and administrative expenses                 $          --    $       1,950
                                                    -------------    -------------

Loss before provision for income taxes                          0           (1,950)

Provision for income taxes                                     --               --
                                                    -------------    -------------

Net income (loss)                                   $           0    $      (1,950)
                                                    =============    =============

Basic net loss per weighted share                             nil    $       (0.01)

Basic weighted average shares outstanding                 321,615          321,615


The accompanying notes are an integral part of these financial statements.





                      CREATIVE RECYCLING TECHNOLOGIES, INC.
                     (now known as Ingen Technologies, Inc.)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                   Three months    Three months
                                                      ended           ended
                                                   September 30,   September 30,
                                                       2003            2002
                                                   ------------    ------------

Cash flows from Operating Activities:
  Net income (net loss)                             $         0     $    (1,950)

                                                   ------------    ------------

  NET CASH USED IN OPERATING ACTIVITIES                       0          (1,950)
                                                   ------------    ------------

  NET CASH PROVIDED BY INVESTING ACTIVITIES                   0               0

Loan from officer                                             0           1,950
                                                   ------------    ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                   0           1,950
                                                   ------------    ------------

Net increase (decrease) in cash                               0               0

Cash, at beginning of period                                  0               0
                                                   ------------    ------------

Cash, at end of period                              $         0    $          0
                                                   ============    ============


The accompanying notes are an integral part of these financial statements.

                      CREATIVE RECYCLING TECHNOLOGIES, INC.
                     (now known as Ingen Technologies, Inc.)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

NOTE 1 - OVERVIEW AND BASIS OF PRESENTATION

Overview

Creative Recycling Technologies, Inc., (now known as Ingen Technologies, Inc. and hereinafter sometimes referred to as the "Registrant") was incorporated under the laws of the state of Georgia in 1995 under the name Classic Restaurants International, Inc. The Registrant changed its name in 1998 to Creative Recycling Technologies, Inc. As of September 30, 2003, the Registrant did not have any active business operations.

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

The Registrant reduced the authorized number of shares of its common shares from 500 million to 100 million in 2005. The number of authorized preferred shares is 40 million. Effective December 6, 2005, the Registrant authorized a reverse split of common shares on a ratio of 40 into 1; thereby reducing the number of issued shares from 488,037,593 to 12,201,138. The preferred shares were also reverse split at a ratio of 3 into 1, reducing the issued preferred shares from
39.9 million to 13.3 million. The preferred shares are convertible into common shares on a 1 into 1 basis and are entitled to vote on an equal footing with common shares on all matters for which shareholder voting input is required. The Registrant's common stock currently trades under the symbol "IGTG." The shares outstanding as of September 30, 2003 have been adjusted to reflect this reverse stock split.

Interim Financial Information

The financial statements presented in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations for interim reporting. These financial statements for the three-month period ended September 30, 2003 are not necessarily indicative of the results which may be expected for an entire fiscal year.

NOTE 2 - PER SHARE INFORMATION

Basic loss per common share for the three months ended September 30, 2003 and September 30, 2002 has been computed based on net income (loss) divided by the weighted average number of common shares outstanding during the period. Dilutive net loss per share is not reported since the effects are anti-dilutive and the Registrant is in a net loss position. For both the three months ended September 30, 2003 and September 30, 2002, the weighted average number of shares outstanding totaled 321,615 (these average number of shares outstanding have been adjusted for the forty-for-one reverse stock split that took place on December 6, 2005).

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Registrant reported a net income of $0 for the three months ended September 30, 2003. The Registrant has incurred total losses of $10,642,494 since its inception. Therefore, the ability of the Registrant to continue as a going concern is dependent on obtaining additional capital and financing. The accompanying financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

The Registrant did not own any property and equipment as of September 30, 2003.

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

The Registrant reduced the authorized number of shares of its common shares from 500 million to 100 million in 2005. The number of authorized preferred shares is 40 million. Effective December 6, 2005, the Registrant authorized a reverse split of common shares on a ratio of 40 into 1; thereby reducing the number of issued shares from 488,037,593 to 12,201,138. The preferred shares were also reverse split at a ratio of 3 into 1, reducing the issued preferred shares from
39.9 million to 13.3 million. The preferred shares are convertible into common shares on a 1 into 1 basis and are entitled to vote on an equal footing with common shares on all matters for which shareholder voting input is required. The Registrant's common stock currently trades under the symbol "IGTG." The shares outstanding as of September 30, 2003 have been adjusted to reflect this reverse stock split.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                       (Period Ending September 30, 2003)
                            Unaudited Financial Data

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

Results of Operations -

Revenues

         The Registrant did not report any revenues in either the quarter ended September 30, 2003 or in the quarter ended September 30, 2002.

General and Administrative Expenses

         The Registrant did not incur any general and administrative expense in the quarter ended September 30, 2003. The Registrant incurred general and administrative expenses of $1,950 in the quarter ended September 30, 2002.

Interest Expense

         The Registrant wrote off all of its interest bearing notes payable in the fiscal year ended June 30, 2002 due to the statute of limitations for the noteholders to collect on such notes lapsing. Due to this write-off, the Registrant did not incur any interest expense in the quarter ended September 30, 2003 or the quarter ended September 30, 2002.

Net Income or Loss

         The Registrant reported net income of $0 in the quarter ended September 30, 2003. This represented income of nil per share for the quarter. The Registrant reported a net loss of $1,950 in the quarter ended September 30, 2002 which represented a net loss per share of $0.01.

Liquidity and Capital Resources

         The Registrant did not expend any cash in the quarter ended September 30, 2003.

         The Registrant did not have any assets as of September 30, 2003. Its current liabilities equaled $116,096, generating a net working capital deficit of $116,096.


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

         The Registrant did not issue any stock during the quarter ended September 30, 2003.

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