Form 10QSB/A
period 2004-02-29
Ingen Technologies, Inc.
filed 2007-05-23
CIK 861058

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                           --------------------------

                                Amendment No. 1
                                  FORM 10-QSB/A

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended February 29, 2004

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

The total number of shares of the Registrant's Class A Common Stock, no par value, outstanding on February 29, 2004 was 321,615. The total number of shares of the Registrant's Class A Common stock outstanding on April 10, 2007 was 34,303,910.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                             3

         BALANCE SHEET AS OF FEBRUARY 29, 2004                                 3

         STATEMENTS OF OPERATIONS                                              4
             FOR THE TWO AND EIGHT MONTHS ENDED
             FEBRUARY 29, 2004 AND THE THREE AND NINE
             MONTHS ENDED MARCH 31, 2003

         STATEMENTS OF CASH FLOWS                                              5
             FOR THE EIGHT MONTHS ENDED
             FEBRUARY 29, 2004 AND THE NINE MONTHS
             ENDED MARCH 31, 2003

         NOTES TO UNAUDITED FINANCIAL STATEMENTS                               6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                         10

         ITEM 3.  CONTROLS & PROCEDURES                                       11

PART II - OTHER INFORMATION
         ITEM 1.  LEGAL PROCEEDINGS                                           11

         ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
                  PROCEEDS                                                    12

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             13

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         13

         ITEM 5.  OTHER INFORMATION                                           12

         ITEM 6.  EXHIBITS                                                    13

SIGNATURE                                                                     14

CERTIFICATIONS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS FOR PERIOD ENDING FEBRUARY 29, 2004

                      CREATIVE RECYCLING TECHNOLOGIES, INC.
                     (now known as Ingen Technologies, Inc.)
                           CONSOLIDATED BALANCE SHEET
                              AS OF FEBRUARY 29, 2004
                                   (UNAUDITED)


ASSETS                                                             February 29,
                                                                       2004
                                                                  -------------
None                                                                          0
                                                                  -------------

TOTAL ASSETS                                                      $           0
                                                                  =============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                             $     116,096
                                                                  -------------
         Total current liabilities                                      116,096
                                                                  -------------

         Total liabilities                                              116,096

Shareholders' deficit:
     Common stock Class A, no par value;
       100,000,000 shares authorized; 321,615 shares
       issued and outstanding as of February 29, 2004                10,526,398
     Common stock Class B, no par value
       200,000,000 shares authorized, no shares issued
       and outstanding as of February 29, 2004                                0
     Preferred stock Series A, convertible, stated value
       $25,000 per share, 20 shares authorized, no shares
       issued and authorized as of February 29, 2004                          0
     Preferred stock Series B, convertible, stated value
       $15 per share, 12,000 shares authorized, no shares
       issued and authorized as of February 29, 2004                          0
     Preferred stock Series C, convertible, stated value
       $50,000 per share, 12 shares authorized, no shares
       issued and authorized as of February 29, 2004                          0
     Accumulated deficit                                            (10,642,494)
                                                                  -------------
     Total shareholders' deficit                                       (116,096)
                                                                  -------------
     Total liabilities and shareholders' deficit                  $           0
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

                                      CREATIVE RECYCLING TECHNOLOGIES, INC.
                                     (now known as Ingen Technologies, Inc.)
                                            STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                                      TWO MONTHS     EIGHT MONTHS      THREE MONTHS     NINE MONTHS
                                                        ENDED            ENDED            ENDED            ENDED
                                                    FEBRUARY 29,     FEBRUARY 29,       MARCH 31,        MARCH 31,
                                                        2004             2004             2003             2003
                                                    -------------    -------------    -------------    -------------

General and administrative expenses                 $           0    $           0    $         (33)  $       (4,414)
                                                    -------------    -------------    -------------    -------------

Income (loss) before provision for income taxes                 0                0              (33)          (4,414)

Provision for income taxes                                     --               --               --               --
                                                    -------------    -------------    -------------    -------------

Net income (loss)                                   $           0     $          0     $        (33)   $      (4,414)

                                                    =============    =============    =============    =============


Basic net income (loss) per weighted share                   nil               nil   $          nil    $       (0.01)

Basic weighted average shares outstanding                 321,615          321,615          321,615          321,615


The accompanying notes are an integral part of these financial statements.

                      CREATIVE RECYCLING TECHNOLOGIES, INC.
                     (now known as Ingen Technologies, Inc.)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                   Eight months     Nine months
                                                       ended           ended
                                                   February 29,      March 31,
                                                       2004            2003
                                                   ------------    ------------

Cash flows from Operating Activities:
  Net income (net loss)                             $         0   $     (4,414)

                                                   ------------    ------------

  NET CASH USED IN OPERATING ACTIVITIES                       0         (4,414)
                                                   ------------    ------------

  NET CASH PROVIDED BY INVESTING ACTIVITIES:                  0               0
                                                   ------------    ------------

  NET CASH PROVIDED BY INVESTING ACTIVITIES                   0               0

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from officer                                             0           4,414
                                                   ------------    ------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                   0           4,414
                                                   ------------    ------------

Net increase (decrease) in cash                               0               0

Cash, at beginning of period                                  0               0
                                                   ------------    ------------

Cash, at end of period                             $          0    $          0
                                                   ============    ============


The accompanying notes are an integral part of these financial statements.

                      CREATIVE RECYCLING TECHNOLOGIES, INC.
                     (now known as Ingen Technologies, Inc.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 29, 2004

NOTE 1 - OVERVIEW AND BASIS OF PRESENTATION

Overview

Creative Recycling Technologies, Inc., (now known as Ingen Technologies, Inc. and hereinafter sometimes referred to as the "Registrant") was incorporated under the laws of the state of Georgia in 1995 under the name Classic Restaurants International, Inc. The Registrant changed its name in 1998 to Creative Recycling Technologies, Inc. As of February 29, 2004, the Registrant did not have any active business operations.

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

In March of 2004, the Registrant merged with (purchased all the stock of) a Nevada corporation, Ingen Technologies, Inc. Ingen Technologies, Inc. survived as a wholly owned subsidiary in Nevada for the sole purpose of operating the new business of the Registrant. The Registrant remained a Georgia company, with completely new management and an active business plan in the medical devices industry (operated by the Nevada corporation with the same name). Shortly thereafter, the name of the Registrant was changed to Ingen Technologies, Inc. Due to the acquisition of a new subsidiary in March of 2004 and the Registrant subsequently adopting the subsidiary's fiscal year end of May 31, the Registrant has changed its fiscal year end to be May 31 effective with the filing of this report. For more current information on the Registrant, please see more recent filings.

The Registrant reduced the authorized number of shares of its common shares from 500 million to 100 million in 2005. The number of authorized preferred shares is 40 million. Effective December 6, 2005, the Registrant authorized a reverse split of common shares on a ratio of 40 into 1; thereby reducing the number of issued shares from 488,037,593 to 12,201,138. The preferred shares were also reverse split at a ratio of 3 into 1, reducing the issued preferred shares from
39.9 million to 13.3 million. The preferred shares are convertible into common shares on a 1 into 1 basis and are entitled to vote on an equal footing with common shares on all matters for which shareholder voting input is required. The Registrant's common stock currently trades under the symbol "IGTG." The shares outstanding as of February 29, 2004 have been adjusted to reflect this reverse stock split.

Interim Financial Information

The financial statements presented in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations for interim reporting. These financial statements for the three and eight month periods ended February 29, 2004 are not necessarily indicative of the results which may be expected for an entire fiscal year. The two and eight month periods ending February 29, 2004 are shown in a comparison with the three and nine month periods ending March 31, 2003 due to the change in the Registrant's fiscal year from June 30 to May 31 effective with this filing.

NOTE 2 - PER SHARE INFORMATION

Basic loss per common share for the two and eight months ended February 29, 2004 and the three and nine months ended March 31, 2003 has been computed based on net income (loss) divided by the weighted average number of common shares outstanding during the period. Dilutive net loss per share is not reported since the effects are anti-dilutive and the Registrant is in a net loss position. For the two and eight months ended February 29, 2004 and the three and nine months ended March 31, 2003, the weighted average number of shares outstanding totaled 321,615 and 321,615, respectively (these average number of shares outstanding have been adjusted for the forty-for-one reverse stock split that took place on December 6, 2005).

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Registrant reported net income of $0 for the two and eight months ended February 29, 2004 and a loss of $4,414 for the nine months ended March 31, 2003. The Registrant has incurred total losses of $10,642,494 since its inception. Therefore, the ability of the Registrant to continue as a going concern is dependent on obtaining additional capital and financing. The accompanying financial statements do not include any adjustments that might be necessary if the Registrant is unable to continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

The Registrant did not own any property and equipment as of February 29, 2004.

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

The Registrant reduced the authorized number of shares of its common shares from 500 million to 100 million in 2005. The number of authorized preferred shares is 40 million. Effective December 6, 2005, the Registrant authorized a reverse split of common shares on a ratio of 40 into 1; thereby reducing the number of issued shares from 488,037,593 to 12,201,138. The preferred shares were also reverse split at a ratio of 3 into 1, reducing the issued preferred shares from
39.9 million to 13.3 million. The preferred shares are convertible into common shares on a 1 into 1 basis and are entitled to vote on an equal footing with common shares on all matters for which shareholder voting input is required. The Registrant's common stock currently trades under the symbol "IGTG." The shares outstanding as of February 29, 2004 have been adjusted to reflect this reverse stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         (Period Ending February 29, 2004)
                            Unaudited Financial Data

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

Results of Operations -

Revenues

         The Registrant did not report any revenues in either the two or eight months ended February 29, 2004 or in the quarter or nine months ended March 31, 2003.

General and Administrative Expenses

         General and administrative expenses for both the two and eight months ended February 29, 2004 was $0. General and administrative expenses for the three and nine months ended March 31, 2003 was $33 and $4,414, respectively.

Interest Expense

         The Registrant wrote off all of its interest bearing notes payable in the fiscal year ended June 30, 2002 due to the statute of limitations for the noteholders to collect on such notes lapsing. Due to this write-off, the Registrant did not incur any interest expense in the two or eight months ended February 29, 2004. The Registrant did not incur any interest expense in the quarter and nine months ended March 31, 2003.

Net Income or Loss

         The Registrant reported net income of $0 in both the two and eight months ended February 29, 2004. This resulted in no net income per share (nil). The Registrant reported a net loss of $33 and $4,414 in the quarter and nine months ended March 31, 2003, respectively. These losses represented net loss per share of nil and $0.01, respectively.


Liquidity and Capital Resources

         The Registrant did not have any assets as of February 29, 2004. The Registrant's current liabilities equaled $116,096, generating a net working capital deficit of $116,096.


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

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

         The Registrant did not have any sales of unregistered securities during the quarter ended February 29, 2004.

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