Form 10KSB
period 2007-05-31
Ingen Technologies, Inc.
filed 2007-08-29
CIK 861058

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 2007

                       Commission File Number 000-28704

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

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The Registrant had revenues of $720,678 for its most recent fiscal year.

As of July 31, 2007, the aggregate market value of the shares of common stock of the registrant held by non-affiliates was $2,193,227, based on the closing price of $0.07 per share for the common stock as quoted on that date.*

The number of shares of Common Stock, no par value, outstanding on July 31, 2007, was 39,747,110.

* Excludes 8,414,800 shares of Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding on July 31, 2007. The calculation does not reflect a determination that such persons are affiliates for any other purposes.

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                     PART I

ITEM 1.   Business                                                             3
ITEM 2.   Properties                                                          14
ITEM 3.   Legal Proceedings                                                   14
ITEM 4.   Submission of Matters to a Vote of Security Holders                 14

                                     PART II

ITEM 5.   Market for Common Equity and Related Stockholder Matters
             and Small Business Issuer Purchases of Equity Securities         14
ITEM 6.   Management's Discussion and Analysis                                16
ITEM 7.   Financial Statements                                           26, F-1
ITEM 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                                 27
ITEM 8A.  Controls and Procedures                                             28
Item 8B.  Other Information

                                    PART III

ITEM 9.   Directors, Executive Officers, Promoters, Control Persons
             and Corporate Governance; Compliance with Section 16(a)
             of the Exchange Act                                              28
ITEM 10   Executive Compensation                                              30
ITEM 11.  Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                  32
ITEM 12.  Certain Relationships and Related Transactions, and Director
             Independence                                                     32
ITEM 13.  Exhibits                                                            33
ITEM 14.  Principal Accountant Fees and Services                              36


                           FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements which reflect management's current views with respect to future events and financial performance. In this report, the words "anticipates," "believes," "expects," "intends," "future," "may" and similar expressions identify forward-looking statements. These and other forward-looking statements are subject to certain risks and uncertainties, including those discussed in the "Business Risks" section of Item 6 and elsewhere in this Form 10-KSB, that could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of the Form 10-KSB with the Securities and Exchange Commission.

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

In March of 2004, we merged with a Nevada company, Ingen Technologies, Inc. Ingen Technologies, Inc. survived as our subsidiary for the sole purpose of operating our new business. However, we remained a Georgia corporation, with completely new management and an active business plan in the medical devices industry (operated by the Nevada company with the same name). Shortly thereafter, we changed our name to Ingen Technologies, Inc.

Ingen Technologies, Inc., the Nevada company, was founded by Scott R. Sand in 1999. Upon the merger with our Georgia corporation, Mr. Sand became the Chief Executive Officer and Chairman of the Board of Directors, positions he maintains today. Mr. Sand owns 2,925,000 shares of our common stock (approximately 8.3% of the 35,247,110 common shares outstanding as of May 31, 2007) and he owns approximately 72% of our issued preferred shares (11,942,627 of 16,578,991 shares) which vote on a one-vote-per-share basis along with our common shares. As of May 31, 2007, Mr. Sand owned approximately 28.7% of our outstanding voting shares.

Prior to the merger in March of 2004, Mr. Sand financed the research and development of our product lines and operation of the business within Ingen Technologies, Inc, of Nevada. From its inception in 1999 up through and into our fiscal year 2004, Mr. Sand supplied cash loans of $72,000 and deferred management compensation of $306,000. Mr. Jeffrey Gleckman, another of our preferred shareholders, contributed approximately $300,000 to the company in exchange for preferred shares.

We have not filed all of our required reports due under the Securities Exchange Act of 1934. A Form 8-K which will include the audited financial statements of Ingen Technologies, Inc. of Nevada from the merger in March 2004 is still is required to be filed. The Company anticipates the filing of this report within a month of the filing of this Form 10-KSB.

We made major adjustments to our capital structure toward the end of 2005. We reduced the number of authorized common shares from 500 million to 100 million. The number of authorized preferred shares remained unchanged at 40 million and are designated as Series A Preferred Stock. Our shareholders authorized a reverse split of common shares on a ratio of 40 into 1 on December 5, 2005; thereby reducing the number of issued shares from 488,037,593 to 12,201,138. We also reverse split our preferred shares on a ratio of 3 into 1, reducing our issued preferred shares from 39.9 million to 13.3 million. Our preferred shares are convertible into common shares on a 1 into 1 basis upon 65 days written notice. Our preferred shares are entitled to vote on an equal footing with common shares on all matters for which shareholder voting input is required. Our common stock traded under the symbol "IGTN" until December 5, 2005 and after December 8, 2005, under the trading symbol "IGTG."

We entered into agreements to issue up to $2,025,000 in convertible debentures in the fiscal year ended May 31, 2007. We issued convertible debentures with a total face value of $1,915,000 to a group of investors and warrants representing the right to purchase 29,000,000 shares of common stock during the fiscal year ended May 31, 2007. The remaining $110,000 in convertible debentures were issued in June 2007. If all of the notes outstanding as of May 31, 2007 were converted into common stock and all of the warrants were exercised, we would be required to issue 124,750,000 shares of our common stock to the noteholders. Under the Securities Purchase Agreement entered into on March 15, 2007, we are required to increase our number of authorized common shares from 100 million to 500 million. We have yet to authorize this increase.

OVERVIEW

We are a medical device manufacturer and service provider for medical and consumer markets both domestic and abroad. All of our manufacturing is currently subcontracted. We have four products, two of which are currently generating revenues; Secure Balance(TM) and Oxyview(TM). Oxyview(TM) is part of our product line for wireless, digital, low gas warning systems for pressurized gas cylinders, known as BAFI(TM). The other oxygen and gas monitoring safety devices in our BAFI product line that are still being developed are OxyAlert(TM) and GasAlert(TM).

GasAlert(TM) development is currently "on hold" and we do not intend to focus on it until we have OxyAlert(TM) in a production and sales mode. We also have an agri-business concept known as Pure Produce, which involves establishing soil-less indoor farming facilities near population centers to grow food and neutriceuticals.

More information is available about our company and products at our website at www.ingen-tech.com. The information found on this website is not a part of, and is not incorporated by reference into, this or any other report we file with or furnish to the SEC.

I.    SECURE BALANCE(TM)

The Secure Balance(TM) product is a private-label product that includes a vestibular function testing system and balance therapy system. The vestibular (referencing organs in the inner ear) function testing system is manufactured by Interacoustics LTD. in Denmark and is referred to as the VNG. The balance therapy system is manufactured by SportKAT(R), Inc. in San Diego, California. SportKAT provides private-label testing and balance therapy systems to others. However, we have our own trademark - Secure Balance(TM). Our Secure Balance(TM) program provides equipment, education and training about balance and fall prevention to physicians and clinicians worldwide. All of our company's sales in the fiscal year ending May 31, 2006 ($846,783) and approximately 98% of our sales in the fiscal year ended May 31, 2007 ($704,490 out of total sales of $720,678) were sales of Secure Balance(TM).

SECURE BALANCE(TM) THERAPY TRAINER

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

SportKat is an advanced Balance Training system primarily for Senior "fall prevention" Programs, correcting vertigo in Pilots and improving the quality of life with those that have severe motor skill diseases. The SportKat system differentiates itself from anything else known to management because it applies the visual, vestibular and proprioceptive systems to leverage the redundancies in the brain thereby improving balance. It is much safer than a "wobble board" for seniors because the air "bladder" can be inflated to match all levels of ability, weight, etc. This product is currently used in medical centers, hospitals, universities, and professional sports teams. SportKat is effective with those that have the following severe motor skill diseases/challenges:

      o     Post Acoustic Neuroma Resection (Brain Tumors)

      o     Head Trauma

      o     Post Concussion

      o     Meniere's Disease

      o     Vertiginous Migraines

      o     Vestibular Neuronitis

      o     Presbystasis

      o     MS

      o     Parkinson's

      o     Ataxia

The SportKat 4000 is our most advanced balance assessment and training equipment. The SportKat software includes provisions for both static and dynamic balance training and assessment through the availability of diversified types of tests, test patterns and difficulty levels. Users may use the built-in training modes with a great deal of ease and flexibility. In addition, the system enables the user, or doctor, trainer, etc., to design unique, individual training protocols to overcome specific deficits identified during the assessment phase. The SportKat 4000 is designed for multiple applications within the medical and athletic environments.

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

HEALTHCARE COMPLIANCE SERVICES

Ingen Technologies, Inc. has contracted Total Healthcare Compliance to provide services for Secure Balance(TM) customers who purchase the Balance & Fall Prevention program. The Secure Balance(TM) customer receives five hours of professional assistance from Total Healthcare Compliance to incorporate accurate information regarding vestibular function testing and therapy. These services include, but are not limited to, the following:

      o     CPT-Billing and ICD-9 Coding

      o     Proper and effective use of modifiers to ensure appropriate payment

      o     Audit requirements and Claims processing

      o     Testing qualifications and supervision requirements

      o     Strategies to minimize post-payment risk

      o     Documentation strategies to improve profitability

EDUCATIONAL SERVICES AND SEMINARS

As part of our ongoing provision of services for Secure Balance (TM) purchasers, we offer periodic seminars and classes in all aspects of the operation of Secure Balance. These seminars feature nationally recognized experts in our field.

II.   BAFI(TM); OXYALERT(TM); OXYVIEW (TM); GASALERT(TM)

The company invented, patented, and produced the world's first (as known to management) wireless, digital, low gas warning system for pressurized gas cylinders, known as BAFI(TM). Applicable markets include medical, safety & protection (Fire & Police), aircraft (commercial & private), recreation vehicle & outdoor (propane), home & residential, construction (welding), military & many others. The Company's BAFI (TM) line includes Oxyview (TM), which is currently being produced and sold, OxyAlert (TM) (currently awaiting FDA approval for commencement of production and marketing) and GasAlert (TM) (currently on hold).

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

Oxyview (TM), has a U.S. (as well as in the Peoples Republic of China, Japan and Europe) patent and trademark pending, and is a pneumatic gauge that provides visual safety warning of oxygen flow to hospitalized patients. This product is designed to enhance the safety, assurance and accuracy of hospitalized patients being administered oxygen from any source. Oxyview (TM) is a lightweight pneumatic gauge that is attached to the oxygen tubing just below the neck. It informs the nursing staff of oxygen flow rate near the patient. It is designed to quickly inform the hospital staff of any leak or inaccuracy between the delivery source and the patient.

We have filed for approval with the FDA to commence marketing of our OxyAlert(TM) units. Upon approval of the FDA, we will begin marketing and sales of OxyAlert(TM). The OxyAlert(TM) system is intended to be used in monitoring oxygen intake pressure to a recipient of supplemental oxygen. The caregiver is alerted when the oxygen level falls below a predetermined threshold. The OxyAlert Receiver Monitor is an interface that provides the caregiver with visual or audio signals notifying them of the low oxygen levels.

Both the Oxyview (TM) and OxyAlert (TM) products are low-oxygen safety warning devices used on remote oxygen cylinders for patients, commercial aircraft, military transport, and fire and safety equipment. OxyAlert(TM) technology encompasses the use of digital sensing and RF frequency transfer so that care givers can access a hand-held remote to monitor the actual oxygen level of any oxygen cylinder at a reasonable distance.

Using the same patented and proprietary technology, the Company also plans to offer our GasAlert(TM) product; a device that interfaces between any gas line and accessory, such as a water heater, dryer, stove or heater, to detect leaks. This is a mass consumer item. We do not have an anticipated market date for GasAlert(TM).

We were issued two US Patents for our BAFI (TM) line: Patent No. 6,137,417 issued on October 24, 2000 and Patent No. 6,326,896 B1 issued on December 4, 2001. Oxyview has a patent pending. We do not have international patents but have applied for patents in the Peoples Republic of China, Japan and Europe for Oxyview.

BAFI(TM) (and its progeny OxyAlert(TM), Oxyview (TM) and GasAlert(TM)); referred to hereinafter as our "BAFI(TM) product line") is a product that offers technological innovations for various types of applications. Portable pressurized gas systems are categorized as Diameter Index Safety Systems (D.I.S.S.) and are used for various applications. For example, oxygen gas is provided to patients for use in remote locations. This delivery system is a standard medical application used in providing oxygen to patients suffering from various respiratory and pulmonary diseases that result in oxygen deficiency within their blood stream. Oxygen systems are prescribed by physicians and made available through various manufacturers and oxygen suppliers.

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

BUSINESS OPPORTUNITY

The Company is marketing Oxyview (TM) and intends to market OxyAlert(TM) within the medical industry. According to the American Academy of Pulmonology and the New England Journal of Medicine, Pulmonology Publication, the patient market alone is vast and includes 8,000,000 patients in the United States and 22,000,000 worldwide, who use oxygen. Each patient uses multiple oxygen cylinders.

We believe the elderly population is increasing significantly, and therefore, the market will continue to expand. Other markets for GasAlert(TM) include millions of homes, barbeques, recreation vehicles, construction, military bases, commercial and private aircrafts, and government facilities. There is no recognized competition.

PROFESSIONAL PRODUCTS

In order to promote sales of its BAFI (TM) line, the Company has established direct sales and marketing programs with manufacturer representatives, and medical product distributors. Our direct marketing efforts will focus on a direct marketing campaign, infomercials, television advertising and Internet marketing. The Company has contract agreements with independent representative organizations for a regional sales network throughout North America, Asia and Pacific Rim.

The Company is prepared to promote sales of our products in certain international markets. Company management will prepare for an international market research report on the potential of its product lines overseas. With this report, the Company can evaluate its position to pursue compliance of ISO-9000 and CE certification for European countries. In order to sell our products in Europe, we need to comply with the "ISO" standards which all United States manufacturers must adhere to. The CE certification is given upon meeting the applicable ISO standard. It is anticipated that the overseas market represents 50% of the world market for pressurized gas cylinders.

We believe that our clinical trials have shown the BAFI(TM) system to be an accurate and cost effective, real-time, pressurized gas warning system that will alert the user when the gas levels are approaching empty. It offers a convenient method in warning users before the cylinders are empty without the physical need to view the gauge. The BAFI(TM) components are water resistant, salt spray resistant, heat resistant, durable and FDA approved.

INDUSTRY AND MARKETPLACE

Our BAFI(TM) product line falls into several categories including the health care industry, building supplies industry, recreation vehicles industry and aircraft industry. We are establishing distribution avenues in the medical device industry, hospital and medical supplies, and the consumer and institutional health care supplies market.

THE HEALTH CARE INDUSTRY

Since the mid-1960's, the costs of health care have risen in gross disproportion to the general cost of living index. The United States alone spends almost $2 trillion annually on health care (from the United States Department of Health and Human services web site). These expenditures are forecast to increase into the foreseeable future, posing a serious threat to the economy as well as financial health of families across the United States. A general consensus exists that decisive action needs to be taken to strengthen existing control measures and implement effective new proposals. It is our mission to provide these solutions for today by developing a cost effective product line for all applicable markets.

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

Government agencies and employer insurance liability carriers have incentive to reduce bottom-line expenditures, thereby creating target markets for the BAFI(TM) product line. We believe the BAFI(TM) product line will offer a more cost-effective approach to decreasing the number of empty tanks as compared to costs associated with accidental injuries from oxygen depletion and/or having to re-prime empty tanks.

THE MARKET

THE GAS INDUSTRY IN GENERAL

We believe that the gas supply business represents annual revenues of several billion dollars and is mainly comprised of tank manufacturers, gauge & regulator manufacturers, and gas suppliers. The Company's research has shown that the identified markets would be interested in acquiring the BAFI(TM) system for their applications. The physician market continues to have an interest in providing BAFI(TM) units to their patients by means of assurance and safety.

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

PRICING

The Company plans to price the medical devices so that a 45-50% gross margin is generated. The distributor price may likely be discounted from time to time depending upon high volume commitments. We anticipate the retail cost of OxyAlert(tm) will be in the $300-$400 range. GasAlert(TM)'s price has yet to be determined, but will be considerably lower. Oxyview (TM) is initially being sold at a retail price of $14.95.

SALES AND MARKETING

Company management believes that the sales and marketing for these systems could be achieved with a direct factory sales force. However, with the implementation of our sales and marketing program, the increase of sales will decrease production costs. The goal is to reduce the system manufacturing cost and maintain margins. The Company has established relationships and contracts with distribution and sales of its products and services through various experienced distribution and marketing channels, including primarily medical device marketing, government marketing and supplier outlets. The Company has recently introduced the BAFI(TM) product line through the medium of direct Internet marketing and advertising, which is gaining wide recognition as an effective method of introducing products and driving customers to retail distribution channels.

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

      1.    Institutional Health Care Distribution

The Company's management has developed active relationships with physicians, hospitals and various suppliers in the United States and has established a direct sales channel designed to build a network of health care institutional distributors to actively purchase the BAFI(TM) product line.

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

      4.    Direct Response Marketing Program

An integral part of the Company's sales and marketing strategy is the use of direct medical response advertising ("infomercials") within physician waiting rooms and internet web site exposure, to introduce our products to the marketplace, achieve significant sales, and develop brand name recognition. An infomercial can be described simply as a televised commercial or web site of up to six minutes in length, which demonstrates a product or services and attempts to motivate the viewer to call a toll free telephone number and order the product or service. We are utilizing an infomercial for our Secure Balance(TM) products and services and intend to produce infomercials for OxyAlert(TM), Oxyview and GasAlert(TM) as soon as we can.

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

Through our sales and marketing division, the Company has established a relationship with several web site developers to establish a joint infomercial marketing venture for the BAFI(TM) product line and services. The Company intends to explore the advisability of establishing such an arrangement regarding future products, as well as the prospects of developing our own infomercial marketing program.

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

The Company has allocated a substantial portion of our distribution network to advertising and promotion, including the production of 10 minute (and longer) infomercials, and web sites designed to promote viewership of the infomercial and product lines.

The Company has approached major medical supplies direct mail catalog houses, and other magazine supply catalog operators for representation and sales through such publications. The Company may choose to market through catalogs under a special brand name.

      6.    Advertising & Promotion

The primary objective of the Company's advertising and promotional endeavors is to establish the BAFI(TM) product line name and image as the top manufacturer of leading-edge and cost effective gas warning alert system products and services within the industry.

The Company's initial architecture for our advertising campaign is being built around the perceived cost advantages of the BAFI(TM) product lines' systems, including its applications and importance. The message will also seek to project the preparedness and peace of mind that comes from owning the product dedicated to their clinical and corporate liabilities.

Concurrently, management is of the opinion that these same efforts will reinforce the Company's wholesale program by increasing brand name awareness among chain and independent buyers. To accomplish these objectives, the Company will employ a variety of proven marketing communications techniques, to include but not be limited to, on-site demonstrations of the product, national and regional exhibits, regional and local institutional advertising, and co-op advertising and promotions.

COMPETITION

The BAFI(TM) product line constitutes unique warning devices. The audio and visual warning system enhances the safety and assurance of all portable pressurized gas delivery systems and continues to be compatible with all portable pressurized gas cylinders as a compliment to their existing paradigm.

We have identified two United States companies as potential competition in this market. However, neither company currently has a product for the pressurized gas tank market, nor have they been able to deliver the designed product they have claimed in an expired patent. Therefore, management believes there are currently no competitors and that the market is wide open.

BAFI(TM) PRODUCT LINE PATENTS AND TRADEMARKS

The Company was notified by the US Patents and Trademarks Office that the patent was issued on 10/24/2000 (Patent Number 6,137,417) and that the examiner had approved all 20 claims. A second patent has been filed and approved. The name BAFI(TM) has been trademarked.

The patent search revealed that there are no similar devices like BAFI(TM) for portable oxygen gas cylinders. As of the end of this fiscal year, we are still not aware of similar devices in the marketplace.

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

LABELING AND ADVERTISING. The nature of marketing claims that the FDA will permit us to make in the labeling and advertising of our medical devices will be limited to those specified in our FDA 510(k)s. Should we make claims exceeding those that are warranted, such claims will constitute a violation of the Federal Food, Drug, and Cosmetics Act. Violations of the Federal Food, Drug, and Cosmetics Act, Public Health Service Act, or regulatory requirements at any time during the product development process, approval process, or after approval may result in agency enforcement actions, including voluntary or mandatory recall, license suspension or revocation, 510(k) withdrawal, seizure of products, fines, injunctions and/or civil or criminal penalties. Any agency enforcement action could have a material adverse effect on us. The advertising of our products will also be subject to regulation by the Federal Trade Commission, under the FTC Act. The FTC Act prohibits unfair methods of competition and unfair or deceptive acts in or affecting commerce. Violations of the FTC Act, such as failure to have substantiation for product claims, would subject us to a variety of enforcement actions, including compulsory process, cease and desist orders, and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, and restitution. Violations of FTC enforcement orders can result in substantial fines or other penalties.

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

A U.S. Provisional Patent, #60/780980, has been issued for Oxyview. Additionally, a U.S. formal patent application has been submitted along with formal applications to the Peoples Republic of China, Japan and Europe. We also have U.S. trademarks pending for both Oxyview and Pure Produce.

MANUFACTURING

We do not manufacture our products in-house. We have or will have contracts for the manufacture of our products (depending on the product).

Our Secure Balance(TM) systems (the equipment) are sold to us for resale on a "private label" basis, we have no part in the design or manufacture of the systems. We hire sales representatives to sell Secure Balance(TM). These representatives are paid on a contractual basis and are not technically our employees. We have outsourced the manufacturing of our Oxyview(TM) product and plan on doing the same with our OxyAlert (TM) and GasAlert(TM) products. We currently sell the Oxyview (TM) product and will sell the other products utilizing a distribution network that will not include the use of Company employees.

III.  PURE PRODUCE

PURE PRODUCE - A DEVELOPING PRODUCT

We have an agreement in place with AgroWorx, Inc., a company affiliated with one our directors, Christopher A. Wirth. This agreement relates to Pure Produce, an AgroWorx line of plant products. We will work in concert with AgroWorx to develop production facilities and market the products grown therein.

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

PLAN OF OPERATION FOR PURE PRODUCE

Our development plans for Pure Produce are currently suspended, pending the full launch of our BAFI product line and additional funding.

The Pure Produce product is a research and development program. This program uses hydroponics and aeroponics technology to grow various plants and herbs without the use of soil, fertilizer and other chemicals. We anticipate entering the nutriceutical and pharmaceutical markets over the next two years. We estimate that the amount of funding required for the project is as much as $2 million to construct and operate our first Pure Produce facility.

The facilities themselves will be built with traditional construction methods and designed for multiple uses (the better for re-sale and appraisal purposes). We intend to lease the facility, once constructed, to Pure Produce. Our prototype building design will be for about 12,000 square feet, with room for delivery truck and staff parking, on a minimum half acre of land (up to 2 acres if we build a larger facility later, perhaps double the size of our prototype).

We anticipate hiring staff to plant and grow the produce (one person per facility), to maintain the premises (one person per facility), to sell the produce (one person per facility, unless the facilities are near enough to each other or share the same immediate market area). Temporary help will be hired when the produce is planted and harvested. We anticipate hiring 3 full-time employees to staff our first Pure Produce facility. One of our directors, Christopher Wirth, is contemplated to be paid $3,000 per month as a consultant.

We will require additional capital and/or Pure Produce net earnings to construct and operate more than one Pure Produce facility.

RESEARCH AND DEVELOPMENT

Over the last two fiscal years, we have not spent any amount on research and development.

EMPLOYEES

Our wholly owned subsidiary currently has five full-time employees. Our company is a holding company formed in Georgia that owns or has rights to certain proprietary products and operates our business through our subsidiary, Ingen Technologies, Inc., a Nevada company. Mr. Scott R. Sand, our CEO, Founder and Chairman is employed under an employment agreement with the Company. This agreement was effective as of September 21, 2006. Under its terms Mr. Sand is entitled to $200,000 per year for a period of five years and 300,000 shares of common stock per year. As of May 31, 2007, Mr. Sand is due $113,356 in accrued and unpaid salary under his employment agreement.

ITEM 2. PROPERTIES

We do not own real property. We lease approximately 2,000 square feet of office space in Yucaipa, California at a current rental rate of approximately $1,550 per month under the terms of two lease agreements (each for $775 per month). One lease expires on April 1, 2008 and the second expires on December 31, 2009. We also rent, on an oral month-to-month basis, a portion of our Chief Executive Officer, Scott R. Sand's personal residence as a second office for Mr. Sand and for storage space. The rental on this facility is $1,400 per month for about 1,200 square feet of office and storage space. These facilities are adequate for our current requirements.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material pending litigation or other material legal proceeding. We may from time to time become a party to legal proceedings arising in the ordinary course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                               MARKET INFORMATION

Our common stock trades on the "Pink Sheets." Our common stock traded under the symbol "IGTN" until December 5, 2005 and after December 8, 2005, under the trading symbol "IGTG." The following table was supplied to us by Pink Sheets management and sets forth the high and low prices for our common stock as reported from June 1, 2005 to May 31, 2007, our last two fiscal years. The quotations reflect inter-dealer prices without retail markups, markdowns, or commissions and may not represent actual transactions. The prices prior to December 5, 2005 have been adjusted for the forty to one reverse stock split.

TRADING INFORMATION AS REPORTED BY THE NATIONAL ASSOCIATION OF SECURITIES DEALERS COMPOSITE FEED OR OTHER QUALIFIED INTER-DEALER QUOTATION MEDIUM. THE PRIMARY STOCK MARKET LISTING IS NOTED.


                                                       CLOSING BID
                                           HIGH                          LOW
                                         -------------------------------------


JUNE 1
THRU                                       1.64                         0.104
AUG. 31, 2005

SEPT 1
THRU                                       2.20                         0.136
NOV. 30, 2005

DEC. 1, 2005
THRU                                       0.27                          0.06
Feb. 28, 2006

MAR. 1, 2006
THRU
MAY 31, 2006                               0.44                         0.065

JUNE 1
THRU                                       0.13                          0.05
AUG. 31, 2006

SEPT 1
THRU                                       0.07                          0.03
NOV. 30, 2006

DEC. 1, 2006
THRU                                       0.07                          0.04
Feb. 28, 2007

MAR. 1
THRU
May 31, 2007                               0.06                          0.03

On May 31, 2007, there were 604 stockholders of record of our common stock. This number does not include beneficial owners of the common stock whose shares may be held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

We have never paid any dividends on our common stock and do not plan to pay dividends on our common stock for the foreseeable future. We currently intend to retain future earnings, if any, to finance operations, capital expenditures and the expansion of our business.

EQUITY COMPENSATION PLANS

The following table sets forth as of May 31, 2007 compensation plans (including individual compensation arrangements) under which equity securities of the company are authorized for issuance:

Equity Compensation Plan Information

--------------------------------- --------------------------------- ----------------------------- ----------------------------------
Plan Category                       Number of securities to be
                                      issued upon exercise of         Weighted-average exercise     Number of securities remaining
                                    outstanding options, warrants        price of outstanding        available for future issuance
                                            and rights (a)              options, warrants and          under equity compensation
                                                                               rights (b)             plans (excluding securities
                                                                                                     reflected in column (a)) (c)

--------------------------------- --------------------------------- ----------------------------- ----------------------------------
Equity compensation plans
approved by security holders       0                                 0                             0

--------------------------------- --------------------------------- ----------------------------- ----------------------------------
Equity compensation plans
not approved by security holders  1,000,000 shares of Series A       $.04                          20,000,000 shares of common stock
                                  Preferred Stock (1)                                              7,000,000 shares of Series A
                                                                                                   Preferred Stock (2)(3)
--------------------------------- --------------------------------- ----------------------------- ----------------------------------
Total                             1,000,000 shares of Series A       $.04                          20,000,000 shares of common stock
                                  Preferred Stock(1)                                               7,000,000 shares of Series A
                                                                                                   Preferred Stock (2)(3)
--------------------------------- --------------------------------- ----------------------------- ----------------------------------

(1) We issued options to purchase 1,000,000 shares of Series A Preferred Stock to Peter Wilke, our general counsel. The option price is $0.04 and the term is five years.
(2) On January 22, 2007, we approved the January 2007 Non-Qualified Stock Plan (the "Plan"). The purpose of the Plan is to compensate key employees, advisors, service providers and consultants by issuing them shares of its common stock or options to purchase shares of common stock in exchange for services rendered. We authorized up to 20 million shares of our common stock and up to 8 million shares of our preferred stock for issuance under the Plan.
(3) In November 2006, in connection with an agreement to purchase the rights of Oxyview((TM)) from Francis McDermott, we agreed to issue Mr. McDermott options to purchase 2,000,000 shares of common stock at an exercise price of $.06 per share. The option will be issued only upon the sale of at least 1,000,000 units of Oxyview((TM))and terminate five years thereafter.

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended May 31, 2007, we sold the following securities without registration under the Securities Act of 1933 in reliance on the exemption contained in Section 4(2) and/or Regulation D promulgated thereunder. No general solicitation or advertising was used in connection with the sale of the shares and all shares were issued with a restrictive legend.

Common Stock

a) In March 2007, we issued a total of 40,000 shares of its restricted common stock to three individuals and entities. The stock was issued for commissions on SecureBalance(TM) sales. We valued this stock at $0.05 per share, which was the closing price of the common stock on the date of issuance.

b) In April 2007, we issued 10,000 shares of its restricted common stock to one entity. The stock was issued for commissions on SecureBalance(TM) sales. We valued this stock at $0.04 per share, which was the closing price of the common stock on the date of issuance.

c) In May 2007, we issued 500,000 shares of its restricted common stock to Physical Rehabilitation Management Services, Inc. ("PRMS") as consideration for a distribution agreement entered into between PRMS and the Company. We valued this stock at $0.015 per share, which was 50% of the closing price of the common stock on the date of issuance.

d) In May 2007, we issued 900,000 shares of its restricted common stock to its directors in lieu of director's fees. Each director received 100,000 shares of common stock, with the exception of Scott Sand who received 300,000 shares. This stock was valued at $0.03 per share, which was the closing price of the common stock on the date of issuance.

Preferred Stock

On May 23, 2007, the Company's CEO, Scott Sand converted $100,000 in debt (comprised of $4,689 in unreimbursed expenses paid on behalf of the Company and $95,311 in accrued salary) into 4,444,444 shares of the Company's Series A Preferred Stock. The stock was valued at $0.0225 per share, which was 75% of the trading price of the Company's common stock at the time of the issuance.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

THE DISCUSSION IN THIS SECTION CONTAINS CERTAIN STATEMENTS OF A FORWARD-LOOKING NATURE RELATING TO FUTURE EVENTS OR OUR FUTURE PERFORMANCE. WORDS SUCH AS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE," "MAY" AND SIMILAR EXPRESSIONS OR VARIATIONS OF SUCH WORDS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY MEANS OF IDENTIFYING FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE ONLY PREDICTIONS AND ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS IDENTIFIED IN THIS REPORT, INCLUDING THE MATTERS SET FORTH UNDER THE CAPTION "BUSINESS RISKS," WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

OVERVIEW

We are a medical device manufacturer and service provider for medical and consumer markets both domestic and abroad. All of our manufacturing is currently subcontracted. We have four products, two of which are currently generating revenues (Secure Balance(TM) and Oxyview(TM)). The other oxygen and gas monitoring safety devices in our BAFI product line that are still being developed are OxyAlert(TM) and GasAlert(TM).

GasAlert(TM) development is currently "on hold" and we do not intend to focus on it until we have Oxyview(tm) and OxyAlert(TM) in a production and sales mode. We also have an agri-business concept known as Pure Produce, which involves establishing soil-less indoor farming facilities near population centers to grow food and neutriceuticals. Our development plans for Pure Produce are currently suspended, pending the full launch of our BAFI product line and additional funding.

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

We have filed for approval with the FDA to commence marketing of our OxyAlert(TM) units. Upon approval of the FDA, we will begin marketing and sales of OxyAlert(TM).

Our business plan is to continue our efforts to increase the market share for Secure Balance(TM) and to continue with the world-wide sales of one of our BAFI(TM) product lines, Oxyview(TM). We will also continue to develop OxyAlert(TM) if funds allow. The marketing costs incurred to increase the sales of Oxyview(TM) could be quite substantial.

We have had sales revenues in each of our last two fiscal years of $846,783 in the year ended May 31, 2006 and $720,678 in the fiscal year ended May 31, 2007. We anticipate reversing the slight downward trend in our sales figures by continuing to build our Secure Balance(TM) brand recognition in the market and intensify our efforts for market penetration. Further, with the launching of our Oxyview (TM) product in November of 2006, we hope to increase sales of this product.

We have had significant losses since inception. Our net loss for the past two fiscal years ended May 31, 2007 and May 31, 2006 have been $5,061,482 and $1,602,827, respectively. We anticipate that we will continue to incur substantial additional operating losses in our fiscal year ending May 31, 2008 as we continue to develop our BAFI(TM) product line, begin manufacturing and marketing of OxyAlert and continue to seek an increase in Secure Balance(TM) sales.

As of May 31, 2007, we had an accumulated deficit of $13,561,471 (up from $8,168,218 as of May 31, 2006).

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

RESULTS OF OPERATIONS

We reported gross sales of $720,678 in the fiscal year ended May 31, 2007. Our total sales fell 15% from sales of $846,783 in our fiscal year ended May 31, 2006. Our sales decrease was attributable to less sales of our Secure Balance
(TM) product. Our Secure Balance (TM) sales were $704,490 in the current fiscal year, compared to $846,783 in the prior year. Management attributes the drop in Secure Balance(TM) sales in comparison to a year ago to a change in billing practices of Medicare. The government "changed" the rules, telling physicians that they could not utilize the balance therapy equipment in their offices without having a licensed physical therapist on hand while the equipment was in use. Therefore, for a period of time, only physicians willing to bring physical therapists into their offices were willing to purchase or lease Secure Balance(TM). However, after an outcry from physicians, management has learned that Medicare's decision has been reversed. It is management's understanding that now Secure Balance(TM) can be utilized by physicians, in their offices without the need to have a physical therapist present, as long as the use is "incident" to their practices. As a result, Management expects Secure Balance(TM) sales to increase. Further, our sales of Oxyview (TM) are anticipated to increase from current levels of $5,695 as we expand sales channels. We also reported $10,492 in freight charges that we collected and recorded as income in the fiscal year ended May 31, 2007.

Our cost of sales was $452,100 in the fiscal year ended May 31, 2007 and our gross profit was $268,578 (a gross margin of 37.3%). We reported cost of sales of $301,118 in the fiscal year ended May 31, 2006 with a gross profit of $545,665 (a gross margin of 64.4%). The large difference in the gross margin from the current fiscal year compared to the prior year is primarily related to a change in accounting treatment of commissions and other direct cost of sales (including costs by the Company to install Secure Balance (TM) units and to train the customers to use the machine). All of these costs allocated to cost of sales are contractual obligations of the Company directly related to the sale of the Secure Balance (TM) units. The Company would have reported total cost of sales of $540,231 in the fiscal year ended May 31, 2006 had the Company utilized this same accounting treatment for its commissions and other related expenses now classified as costs of sales. This would have resulted in a gross profit of $306,552 and a gross margin of 36.2%, nearly the same as the gross margin in the fiscal year ended May 31, 2007.

Our selling, general and administrative expenses were $1,882,221 in the fiscal year ended May 31, 2007. This was a decrease of approximately 12.2% from the selling, general and administrative expenses of $2,143,840 reported in the fiscal year ended May 31, 2006. With the adjustment for the change in cost of sales discussed above, the selling, general and administrative expenses would have been $1,904,727 in the fiscal year ended May 31, 2006.

Due to entering into $1,915,000 in convertible note agreements, our interest expense has increased dramatically. We reported interest expense of $3,852 in our fiscal year ended May 31, 2006. Our interest expense in the current fiscal year was $5,028,485. The bulk of this current interest expense relates to the accounting treatment of the convertible feature of the notes payable. The interest expense accrued on the notes payable was equal to $44,109 for the year ended May 31, 2007. The other interest charges related to the amortization of debt issue costs, amortization of note discount and other financing costs were $4,984,376.

We reported income due to the change in our derivative liability in the amount of $1,583,636 in the fiscal year ended May 31, 2007. This was the first year we reported such income. This income was generated as a result of the Company's treatment of certain convertible notes payable and warrants. The Company is required to value the convertible feature of each convertible note and also value the warrants when they are issued. The valuation was done again as of May 31, 2007. The changes in these values, which are based on a Black Scholes valuation, have been recorded as income. The net difference of the Black Scholes valuation at the time of the issuance of the debt and warrants compared to the valuation as of May 31, 2007 resulted in the Company reporting income of $1,583,636 (the derivative liability decreased between the time of issuance of the warrants and debt and May 31, 2007).

We have not generated net profit to date and therefore have not paid any federal income taxes since inception. We paid $1,215 and $800 in franchise taxes to the state of California in the fiscal years ended May 31, 2007 and 2006, respectively. We also made a tax payment to the state of Georgia of $1,775 in the current fiscal year. We estimate that our federal tax net operating loss carryforward will be approximately $4.6 million as of May 31, 2007. This carryforward was equal to $3,009,598 as of May 31, 2006. The loss carryforward will begin to expire in 2019, if not utilized. Our ability to utilize our net operating loss and tax credit carryforwards may be limited in the event of a change in ownership.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2007, our current assets totaled $119,465 (including cash of $238, inventory of $85,594 and prepaid expenses of $33,633). Total current liabilities were $380,018, consisting of $84,517 in accounts payable, $196,620 in accrued expense, $84,342 in an officer's loan and $14,539 representing the current portion of long-term debt. We had $720,678 of sales in the fiscal year ended May 31, 2007 and sales of convertible debentures on which we netted $1,566,800. Our finances were assisted by deferments from our CEO and Chairman Scott R. Sand. Mr. Sand accrued $96,667 in salary in the fiscal year, although he converted $95,311 of this accrued salary into preferred stock. As of May 31, 2007, we owed Mr. Sand $113,356 in accrued salary and an additional $84,342 for expenses that he has paid on behalf of the Company.

Our future cash requirements will depend on many factors, including finishing the development of our BAFI(TM) product line (largely completed, as our Oxyview product is now being sold), the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization for OxyAlert in particular, as well as our ongoing Secure Balance(TM) and Oxyview sales efforts. We intend to seek additional funding through public or private financing transactions. Successful future operations are subject to a number of technical and business risks, including our continued ability to obtain future funding, satisfactory product development and market acceptance for our products.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

MATERIAL COMMITMENTS

Convertible Notes Payable - The Company has entered into convertible debenture agreements that total $2,025,000 in the fiscal year ended May 31, 2007. As of the end of the fiscal year, $1,915,000 of these notes were issued. The remaining $110,000 was received by the Company in June 2007. As of May 31, 2007, these notes were convertible into 95,750,000 shares of the Company's common stock. Additionally, the note holders (or their affiliates) were granted options to purchase up to 29,000,000 shares of the Company's common stock. If all of the notes were converted and the warrants were exercised, the noteholders could own more than fifty percent of the Company's outstanding common stock, however under the terms of the agreements the noteholders can not convert their notes into holdings that would exceed 4.99% of the Company's outstanding common stock. The notes were entered into under the terms of three different agreements.

On July 25, 2006, the Company entered into a Security Purchase Agreement (the "Agreement") and agreed to issue and sell (i) callable secured convertible notes up to $2 million, and (ii) warrants to acquire an aggregate of 20 million shares of the Company's common stock. The notes bear interest at 6% per annum, and mature three years from the date of issuance. The notes are convertible into the Company's common stock at the applicable percentage of the average of the lowest three trading prices for the Company's shares of common stock during the twenty trading day period prior to conversion. The applicable percentage is 50%; however, the percentage shall be increased to: (i) 55% in the event that a Registration Statement is filed within thirty days from July 26, 2006, and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from July 26, 2006. Since the Company has not had a Registration Statement become effective as of the date of this Report, the applicable percentage will be 50%. At May 31, 2007, only $1.5 million of the convertible notes were funded.

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

The Company filed a SB-2 registration statement with the SEC on August 25, 2006 for the securities underlying the agreement; however, a registration withdrawal request was filed with the SEC on October 31, 2006. The Company intends on filing a new SB-2 to register the underlying shares of these convertible notes and 6 million additional shares once it has cured its delinquent filings with the SEC.

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

On March 15, 2007, the Company entered into a Security Purchase Agreement (the "Agreement") and agreed to issue and sell (i) callable secured convertible notes up to $450,000, and (ii) warrants to acquire an aggregate of 9 million shares of the Company's common stock. The callable secured convertible notes (4 notes, $450,000 total loan principal; 3 year term; 6% annual interest, 15% annual "default interest") are convertible into shares of our common stock at a variable conversion price based upon the applicable percentage of the average of the lowest three (3) Trading Prices for the Common Stock during the twenty (20) Trading Day period prior to conversion. The "Applicable Percentage" means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing. Under the terms of the callable secured convertible note and the related warrants, the callable secured convertible note and the warrants are exercisable by any holder only to the extent that the number of shares of common stock issuable pursuant to such securities, together with the number of shares of common stock owned by such holder and its affiliates (but not including shares of common stock underlying unconverted shares of callable secured convertible notes or unexercised portions of the warrants) would not exceed 4.99% of the then outstanding common stock as determined in accordance with Section 13(d) of the Exchange Act. The shares underlying the convertible notes are subject to a registration rights agreement. The Company also agreed to increase its number of authorized shares of common stock from 100 million to 500 million.

The Company may prepay the notes in the event that no event of default exists, there are sufficient number of shares available for conversion, and the market price is at or below $0.10 per share. The rate of prepayment ranges from 120% of face value of the notes or higher, depending on the timing of such prepayment. In addition, the Company has granted the investors a security interest in substantially all of its assets and intellectual property as well as registration rights.

The Company received the first traunch of $120,000 on March 15, 2007, less issuance costs of $20,000, the second traunch of $110,000, less issuance costs of $10,000 on April 16, 2007, and the third traunch of $110,000 was received on May 15, 2007, less issuance costs of $10,000. The final traunch of $110,000 was received in June 2007, after the close of the fiscal year ended May 31, 2007.

The Company issued seven year warrants to purchase 9,000,000 shares of its common stock at an exercise price of $0.06.

Employment Agreement with Chief Executive Officer, Scott R. Sand - On September 21, 2006, the Company entered into an Employment Agreement with its President and Chief Executive Officer, Scott R. Sand. The term of the agreement is five years and calls for an annual salary of $200,000. The Company is also required to issue Mr. Sand 300,000 shares of its common stock in each year of the agreement.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We have experienced significant operating losses in each period since our inception. As of May 31, 2007, we have incurred total accumulated losses of $13,561,471. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in the development of our products and from general and administrative costs associated with operations. We expect to incur increasing operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

WE WILL NEED ADDITIONAL CAPITAL IN THE FUTURE TO SUPPORT OUR GROWTH, AND RAISING SUCH CAPITAL WILL LIKELY CAUSE SUBSTANTIAL DILUTION TO EXISTING STOCKHOLDERS. IF ADDITIONAL CAPITAL IS NOT AVAILABLE, WE MAY HAVE TO CURTAIL OR CEASE OPERATIONS.

Our current plans indicate we will need significant additional capital for research and development and market penetration before we have substantial revenue generated from our BAFI(TM) product line. The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include:

      o the extent to which we enter into licensing arrangements, collaborations or joint ventures;

      o     our progress with research and development;

      o     the costs and timing of obtaining new patent rights;

      o     cost of continuing operations and sales;

      o     the extent to which we acquire or license other technologies; and

      o regulatory changes and competition and technological developments in the market.

We will be relying on future securities sales or additional loans to enable us to grow and reach profitability. There is no guarantee we will be able to sell our securities or secure additional loans. Further, future sales of securities will likely subject our shares to dilution.

WE HAVE RELIED ON CAPITAL CONTRIBUTED BY RELATED PARTIES, AND SUCH CAPITAL MAY NOT BE AVAILABLE IN THE FUTURE.

The Company has relied on loans and compensation deferrals from our CEO and Chairman, Scott R. Sand, and investment in the form of convertible notes payable from various individuals and entities to sustain the Company from 1999 into the current fiscal year. Although we have paid much of these loans from Mr. Sand back, we may be unable to repay the remainder as planned and may have to look again to Mr. Sand for assistance in financing. There is no guarantee that Mr. Sand will have financial resources available to assist in our funding. Mr. Sand's executive compensation continues to accrue; currently we are obligated to pay him $200,000 per year under his employment contract with the Company. As of May 31, 2007, the Company owes Mr. Sand $113,356 under his employment contract and also owes him $84,342 in loans made to the Company. If future capital is not available from Mr. Sand or other third parties in the future, the Company's operations may be negatively affected.

OUR BAFI PRODUCTS MAY NOT BE SUCCESSFULLY DEVELOPED OR COMMERCIALIZED, WHICH WOULD HARM US AND FORCE US TO CURTAIL OR CEASE OPERATIONS.

We are a relatively new company and most of our BAFI(TM) product line is still in the late stages of development as we still need manufacturing prototypes. Of the BAFI(TM) products, only Oxyview (TM) is currently being marketed and sold. Our Oxyview (TM) sales for the fiscal year ended May 31, 2007 were $5,695. These products, once marketing commences, may not be successfully developed or commercialized on a timely basis, or at all. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of these products or other potential products, or if our products do not achieve a significant level of market acceptance, we would be forced to curtail or cease operations. Even if we develop our products for commercial use, we may not be able to develop products that:

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

We must form research collaborations and licensing arrangements with several partners at the same time to operate our business successfully. To succeed, we will have to maintain our existing relationships and establish additional collaborations. We may not be able to establish any additional research collaborations or licensing arrangements necessary to develop and commercialize products using our technology or do so on terms favorable to us. If our collaborations are not successful or we are not able to manage multiple collaborations successfully, our programs may suffer.

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

SECURE BALANCE(TM) IS A PRIVATE LABEL PRODUCT THAT IS NOT EXCLUSIVE TO US.

We provide education, training and services related to the SportKat product lines that all constitute what we call "Secure Balance(TM)." However, the devices themselves are provided to us on a non-exclusive basis, meaning that other companies are marketing the same devices under other names (or using the SportKat name). The non-exclusive nature of the provision of the devices to us may negatively impact our ability to capture a meaningful market share. If our sales of Secure Balance(TM) suffer because of this non-exclusive relationship, our financial prospects and operational results will be negatively impacted.

ALTHOUGH WE DO NOT HAVE DIRECT COMPETITION IN RELATION TO OUR BAFI(TM) PRODUCT LINE, WE EXPECT IT IN THE FUTURE.

Although we are unaware of any current competition for our BAFI(TM) product line, we expect competition to develop after marketing our products. It is unknown at this time what impact any such competition could have on us. However, we are a "going concern" enterprise and it is certainly foreseeable that more than one competitor could emerge that is much stronger financially than we are and/or could already have significant marketing relationships for other medical devices.

WE DO NOT HAVE INTERNATIONAL PATENTS; WHICH MAY NEGATIVELY IMPACT OUR PLANS FOR FOREIGN OPERATIONS.

Although we have stated that we intend to apply for international patents for our BAFI(TM) product line, we have not as yet done so except for European, Chinese and Japanese patents for Oxyview. We do not know when, and if, we will apply for such patents. If we do not apply for these patents, or if there are delays in obtaining the patents, or if we are unable to obtain the patents, we may not be able to adequately protect our technologies in foreign markets.

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

WE HAVE NO COMMERCIAL PRODUCTION CAPABILITY YET FOR MOST OF OUR BAFI(TM) PRODUCT LINE AND WE MAY ENCOUNTER PRODUCTION PROBLEMS OR DELAYS, WHICH COULD RESULT IN LOWER REVENUE.

To date, we have not produced most of our BAFI(TM) product line product for sale. We have begun production and sales of our Oxyview product, but not OxyAlert or GasAlert. Customers for any potential products and regulatory agencies will require that we comply with current good manufacturing practices that we may not be able to meet. We may not be able to maintain acceptable quality standards if we ramp up production. To achieve anticipated customer demand levels, we will need to scale-up our production capability and maintain adequate levels of inventory. We may not be able to produce sufficient quantities to meet market demand. If we cannot achieve the required level and quality of production, we may need to outsource production or rely on licensing and other arrangements with third parties. This reliance could reduce our gross margins and expose us to the risks inherent in relying on others. We may not be able to successfully outsource our production or enter into licensing or other arrangements under acceptable terms with these third parties, which could adversely affect our business.

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

If we are unable to reach and maintain an agreement with one or more distribution entities or collaborators under acceptable terms, we may be required to market our products directly. This requires that we establish our own specialized sales force and marketing organization to market our products. To do this, we would have to develop a marketing and sales force with technical expertise and with supporting distribution capability. Developing a marketing and sales force is expensive and time consuming and could delay a product launch. We may not be able to develop this capacity, which would make us unable to commercialize our products.

IF WE ARE SUBJECT TO PRODUCT LIABILITY CLAIMS AND HAVE NOT OBTAINED ADEQUATE INSURANCE TO PROTECT AGAINST THESE CLAIMS, OUR FINANCIAL CONDITION WOULD SUFFER.

As we continue to launch commercially our BAFI(TM) product line, we will face increased exposure to product liability claims. We have exposure selling Secure Balance(TM). We have limited product liability insurance coverage, but there is no guarantee that it is adequate coverage. There is also a risk that third parties for which we have agreed to indemnify could incur liability. We cannot predict all of the possible harms or side effects that may result and, therefore, the amount of insurance coverage we obtain may not be adequate to protect us from all liabilities. We may not have sufficient resources to pay for any liabilities resulting from a claim beyond the limit of, or excluded from, our insurance coverage.

THE SEC HAS THREATENED TO SUSPEND TRADING OF OUR STOCK

On October 13, 2005, we received a letter from the Division of Corporate Finance of the Securities and Exchange Commission ("SEC") in connection with our failure to file periodic reports as required by the Securities Exchange Act of 1934. Specifically, as of the date of the SEC's letter, our predecessor management failed to file periodic reports dating to fiscal year ended 1998. After the merger, we recommenced filing of our periodic reports on November 7, 2005. We have worked diligently on getting these past due filings completed and filed with the SEC. To date, we have filed all past due Forms 10-KSB and 10-QSB. We are still required to file a Form 8-K that was due with the acquisition of Ingen Technologies, Inc., a Nevada corporation, in March 2004. This Form 8-K requires audited financial statements of our (now) wholly-owned subsidiary. This audit is in process and we anticipate the filing of this Form 8-K soon. Upon the filing of this report, we believe that all delinquencies will be cured.

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

Most of our common shares have been held by our shareholders for periods of one or two years or longer. As of May 31, 2007, we have 21,668,119 unrestricted shares issued. We will undoubtedly have unrestricted shares issued in the future. There is no way to control the sale of these shares on the secondary market. The resale of these unrestricted shares might adversely affect our stock price.

OUR STOCK IS THINLY TRADED, WHICH CAN LEAD TO PRICE VOLATILITY AND DIFFICULTY LIQUIDATING YOUR INVESTMENT.

The trading volume of our stock has been low, which can cause the trading price of our stock to change substantially in response to relatively small orders. In addition, during the last two fiscal years, our common stock has traded as low as $0.03 and as high as $2.20 (adjusted for our 40 to 1 reverse split which was effected in December of 2005). Both volume and price could also be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

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

WE MAY ISSUE PREFERRED STOCK IN THE FUTURE, AND THE TERMS OF THE PREFERRED STOCK MAY REDUCE THE VALUE OF YOUR COMMON STOCK.

We are authorized to issue up to 40,000,000 shares of Series A Preferred Stock. The Series A is convertible upon 65 days written notice into one share of common stock and votes with the common stock on as an converted basis. Our Board of Directors are able to determine the terms of preferred stock without further action by our stockholders. We have issued 16,578,991 shares of preferred stock as of May 31, 2007. To the extent we issue preferred stock, it could affect your rights or reduce the value of your common stock.

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

OUR STOCK PRICE IS VOLATILE WHICH MAY MAKE IT DIFFICULT FOR INVESTORS TO SELL OUR SECURITIES FOR A PROFIT.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

      o technological innovations or new products and services by us or our competitors;
      o     additions or departures of key personnel;
      o     sales of our common stock;
      o our ability to integrate operations, technology, products and services;
      o     our ability to execute our business plan;
      o     operating results below expectations;
      o     loss of any strategic relationship;
      o     industry developments;
      o     economic and other external factors; and
      o     period-to-period fluctuations in our financial results.

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

A SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

If our shareholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, or conversion of convertible notes, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. As of May 31, 2007, 21,668,119 shares of our issued common stock are unrestricted and 13,578,991 shares are restricted (but many may be eligible to have restrictions lifted).

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by this Item 7 begin on page F-1 and are located following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported on Form 8-K dated February 19, 2007, as amended, the Company had a change in its certifying accountant. In a letter dated February 19, 2007, our Chief Executive Officer was notified by Spector & Wong, LLP, the auditors for the last three years, to take steps to find another qualified member of the PCAOB to review our interim filings, commencing with November 30, 2006. On February 20, 2007, we entered into an agreement with Child, Van Wagoner & Bradshaw, PLLC, ("CVWB"), a qualified member of the PCAOB, to review our interim filings, commencing with November 30, 2006 and to audit our financial statements for the year ending May 31, 2007. Our Board of Directors approved the change in auditors during a board meeting on February 24, 2007.

A letter from Spector & Wong, LLP, dated February 26, 2007, addressing the revised disclosures in the filing was filed as an Exhibit to the Form 8-K, as amended on February 28, 2007. Spector & Wong, LLP's report on the company's financial statements for the fiscal years ended May 31, 2006 and 2005 respectively, and the company's interim financial statements for the quarter ended August 31, 2006 included a disclosure of uncertainty regarding the company's ability to continue as a going concern and did not include any adverse opinion or qualification as to audit scope or accounting principles. The content of the going concern qualification reads as follows:

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

There were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which would have caused the former accountants to make reference to the subject matter of the disagreement in connection with its report. The departing accountants advised our board of directors and audit committee that they may want to devote additional attention to the company's accounting functions, controls, and procedures. In assisting with the transfer of responsibilities to CVWB, Spector & Wong, LLP advised CVWB that Spector & Wong, LLP was overloaded and could not meet the company's deadlines for review of the company's interim financial statements.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

(a) As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our CEO and CFO concluded, as of the date of such evaluation, that our disclosure controls and procedures were effective.

(b) No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 8B. Other Information

None.
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names and ages of management, and business experience of the directors, executive officers and certain other significant employees of our company. Our directors hold their offices for a term of one year or until their successors are elected and qualified. Our officers serve at the discretion of the Board of Directors. Each officer devotes as much of his working time to our business as is required.

NAME                    AGE       POSITION HELD AND TENURE
----                    ---       ------------------------

Scott R. Sand           49        Chairman, Chief Executive Officer and Director (March 29, 2004 to present)

Thomas J. Neavitt       76        Secretary and Chief Financial Officer (March 29, 2004 to present)

Yong Sin Khoo           43        Director (March 29, 2004 to present)

Christopher A. Wirth    52        Director (March 29, 2004 to present)

Curt A. Miedema         50        Director  (March 29, 2004 to present)

Stephen O'Hara          54        Director (September 22, 2005 to present)

John Finazzo            42        Director (March 20, 2006 to present)

SIGNIFICANT EMPLOYEES

None.

OUR OFFICERS AND DIRECTORS:

SCOTT SAND, CEO & CHAIRMAN: Scott Sand has a diversity of experience in the health care industry both domestic and abroad which spans more than 25 years. His contributions and accomplishments have been published in the Los Angeles Times and the Sacramento Tribune. He has been the recipient of recognition awards by high honored factions such as the United States Congress and the State Assembly, receiving the highest Commendation in the County of Los Angeles for his contributions to health care. Mr. Sand served as the CEO of Medcentrex, Inc. for 10 years in the 1990's, a medical service provider to more than 600 physicians nationwide. He served as the Director of Sales & Marketing for Eye Dynamics, Inc. for 7 years, a public company and manufacturer of Video ENG systems; assisting in their technology upgrades and design for VNG and increasing their sales each quarter during that time. He resigned from Eye Dynamics, Inc. to accept the full-time position as CEO & Chairman of Ingen Technologies, Inc. in 2004. Mr. Sand received a Bachelor of Science Degree in Computer Science from California State University and an MBA from California State University.

THOMAS J. NEAVITT, SECRETARY AND CFO: Thomas J. Neavitt has held a variety of executive level positions for product and service based corporations over the last 40 years. Mr. Neavitt's experience includes finance, marketing, business development, sales, and collections. Additionally, Mr. Neavitt has experience in real estate as both a broker and developer. Mr. Neavitt served in the U.S. Navy. Mr. Neavitt left the Navy and became President and CEO of Penn-Akron Corporation and its wholly owned subsidiary Eagle Lock Corporation. He was instrumental in the successful acquisition of this company. Mr. Neavitt also served as President of TR-3 Chemical Corporation for nearly 20 years who sold products throughout the U.S. and some foreign countries. Tom now serves as a consultant to various corporations throughout the country. Mr. Neavitt has been President of AmTech Corporation, which manufactures stabilizing systems, for the past 5 years.

YONG SIN KHOO, DIRECTOR: Yong Sin Khoo lives in Singapore. He worked as an engineer for 12 years and a further 5 years in managing a portfolio of business assets. He has been a deputy director in the Strategic Investments Division of Singapore Power Limited since 2001. He has extensive experience as a logistics systems engineer in the military and retail engineering. In addition, he has significant experience in the area of mergers & acquisitions. In 1984, he was awarded a scholarship by the Singapore government to pursue electrical engineering at the University of Queensland, Australia. In the area of information technology, he was responsible for managing Shell Singapore's y2k project for the marketing function. Another IT pioneering effort was the use of artificial intelligence to develop diagnostic tools for maintenance support for the Army's radar systems. His current business interests are focused in the areas of biomedical and environmental technologies. He has a Bachelor's Degree in Electrical Engineering from the University of Queensland.

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

STEPHEN O'HARA, MD, DIRECTOR. The Consumer's Research Council of America, an independent organization based in Washington, D.C. recently ranked Dr. Stephen O'Hara among the top two percent of clinical neurologists nationwide. He attended Stanford University and graduated in 1975 with a Bachelor of Science degree in biology and performed honors research in the laboratory of Dr. Donald Kennedy, who subsequently served as President of Stanford University. Dr. O'Hara obtained his M.D. from Northwestern University in 1979, where he became president of the Northwestern chapter of the American Medical Student Association, then proceeded to complete his residency in neurology at UCLA in 1983. Dr. O'Hara is board-certified in neurology through the American Board of Psychiatry and Neurology. Since completing his residency, Dr. O'Hara has continued to teach the residents in the neurology program at UCLA while maintaining a private practice in Century City, California for the past 16 years with an emphasis on geriatric neurology and disorders of balance.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our officers, directors and persons who own more than 10% of a class of our securities registered under
Section 12(g) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of copies of the forms furnished to us and information involving securities transactions of which we are aware, we are aware of officers, directors and holders of more than 10% of the outstanding common stock of the Company who failed to file reports required by Section 16(a) of the Exchange Act during the last two fiscal years. To our knowledge, at May 31, 2007, Scott Sand and Thomas Neavitt, officers and directors of the Company, Stephen O'Hara, Curt A. Miedema, John J. Finazzo, Yong Sin Khoo, and Christopher
A. Wirth, directors of the Company, and Jeffrey Gleckman, a greater than 10% holder of the Company's common stock during the last two fiscal years, did not file required Section 16(a) forms.

Subsequent to the fiscal year ended May 31, 2007, Scott Sand filed a Form 5 reporting his initial holdings and nine transactions, Stephen O'Hara filed a Form 5 reporting his initial holdings and three transactions, Curt A. Miedema filed a Form 5 reporting his initial holdings and two transactions, John J. Finazzo filed a Form 5 reporting his initial holdings and two transactions, Yong Sin Khoo filed a Form 5 reporting his initial holdings and three transactions, and Christopher A. Wirth filed a Form 5 reporting his initial holdings and four transactions.

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

COMMITTEES

We do not have separately designated nominating or compensation committee. We do not have an audit committee and are not required to have one under Section 302 of Sarbanes-Oxley. Our financial matters and relationship with our independent auditors is overseen by our two officers, the CEO and Secretary-CFO.

AUDIT COMMITTEE FINANCIAL EXPERT

We do not have an audit committee and therefore do not have an audit committee financial expert.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the annual and other compensation paid by us to Scott R. Sand, the only member of our management paid monthly compensation in the last two fiscal years.

                                                     Summary Compensation Table
                                                   ------------------------------

---------------------- ------- ---------- -------- -------------- -------- --------------- --------------- ------------ ------------
NAME AND PRINCIPAL     YEAR    Salary     Bonus    Stock Awards   Option   Non-Equity      Non-Qualified   All Other    Total
POSITION                       ($)        ($)      ($)            Awards   Incentive       Deferred        Compen-      ($)
                                                                  ($)      Plan Comp. ($)  Comp.           Sation
                                                                                           Earnings ($)    ($)
---------------------- ------- ---------- -------- -------------- -------- --------------- --------------- ------------ ------------
Scott R. Sand,         2007    $116,667   -        $17,301(2)     -        -               -               -            $133,968
Chairman and Chief
Executive Officer(1)
---------------------- ------- ---------- -------- -------------- -------- --------------- --------------- ------------ ------------
                       2006    $60,000    -                       -        -               -               -            $60,000
---------------------- ------- ---------- -------- -------------- -------- --------------- --------------- ------------ ------------

(1)We entered into an employment agreement with Mr. Sand effective as of October 1, 2006. This agreement calls for an annual salary of $200,000 and 300,000 shares of our restricted stock to be issued to Mr. Sand each year of the five-year term of the agreement.
(2) Mr. Sand was issued 300,000 shares of restricted common stock valued at $9,000 for director's services. Mr. Sand was issued 300,000 shares of restricted common stock in September 2006 under the terms of his employment agreement. This stock was valued at $0.04 per share (a total of $12,000). The value of this issuance is being amortized over a one-year period. The Company has expensed $8,301 of this $12,000 as of May 31, 2007.

There were no options granted to executive officers or directors during fiscal year 2007.

DIRECTOR COMPENSATION

Set forth below is information regarding compensation paid to each director during 2007.

--------------------- --------------- ------------ ----------- ----------------- ------------------ ----------------- --------------
NAME                  FEES EARNED OR  STOCK        OPTION      NON-EQUITY        CHANGE IN PENSION  ALL OTHER         TOTAL ($)
                      PAID IN CASH    AWARDS ($)   AWARDS ($)  INCENTIVE PLAN    VALUE AND          COMPENSATION ($)
                      ($)                                      COMPENSATION ($)  NON-QUALIFIED
                                                                                 DEFERRED
                                                                                 COMPENSATION
                                                                                 EARNINGS
--------------------- --------------- ------------ ----------- ----------------- ------------------ ----------------- --------------
SCOTT R. SAND,        -               9,000(1)     -           -                 -                  -                 9,000(1)
CHAIRMAN
--------------------- --------------- ------------ ----------- ----------------- ------------------ ----------------- --------------
THOMAS J. NEAVITT     -               3,000        -           -                 -                  -                 3,000
--------------------- --------------- ------------ ----------- ----------------- ------------------ ----------------- --------------
CURT A. MIEDEMA       -               3,000        -           -                 -                  -                 3,000
--------------------- --------------- ------------ ----------- ----------------- ------------------ ----------------- --------------
CHRISTOPHER A. WIRTH  -               3,000        -           -                 -                  -                 3,000
--------------------- --------------- ------------ ----------- ----------------- ------------------ ----------------- --------------
STEPHEN O'HARA        -               3,000        -           -                 -                  -                 3,000
--------------------- --------------- ------------ ----------- ----------------- ------------------ ----------------- --------------
JOHN FINAZZO          -               3,000        -           -                 -                  -                 3,000
--------------------- --------------- ------------ ----------- ----------------- ------------------ ----------------- --------------
YONG SIN KHOO         -               3,000        -           -                 -                  -                 3,000
--------------------- --------------- ------------ ----------- ----------------- ------------------ ----------------- --------------

(1)   REPORTED IN SUMMARY COMPENSATION TABLE ABOVE.

Our Directors (with the exception of our Chairman) are paid $500 for each Directors meeting that is actually held (as opposed to actions taken by our Board of Directors by Resolution and Waiver of Notice and Consent to Action Taken at a special Board of Directors' meeting.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of July 31, 2007, 39,747,110 shares of common stock of Ingen Technologies, Inc. and 16,578,991 shares of Series A Preferred Stock were issued and outstanding. The following table sets forth, as of such date, certain information regarding beneficial ownership of our shares by (i) each person who is known by us to beneficially own more than 5% of our voting securities; (ii) by each of our officers and directors, and (iii) by all of our officers and directors as a group.

Beneficial ownership has been determined in accordance with Rule 13d-3 of the Exchange Act. Under this Rule, beneficial ownership includes voting or investment power over a security. Further, securities are deemed to be beneficially owned by a person if the person has the right to acquire beneficial ownership within 60 days of the date of the table pursuant to options, warrants, conversion privileges or other rights.

Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes and subject to applicable community property laws, each person listed has sole voting and investment power with respect to the shares shown as beneficially owned.

------------------------- ---------------------------- ------------------------------ ---------------------------------
Name and Address           Shares of Common             Shares of Series A             Total Percentage of
of Beneficial Owner(1)     Stock Beneficially           Preferred Stock                Voting Power (4)
                           Owned (2)                    Beneficially Owned (3)
                          ---------------------------- ------------------------------ ---------------------------------

                           Number         %             Number           %             Number            %
------------------------- -------------- ------------- ---------------- ------------- ----------------- ---------------
Scott R. Sand, CEO,
Chairman,                  2,925,000      7.4%          11,942,627         72.0%       14,867,627        26.4%
Director
------------------------- -------------- ------------- ---------------- ------------- ----------------- ---------------
Thomas Neavitt, CFO,
Secretary                  318,750        0.8%          -                -             318,750           0.6%
------------------------- -------------- ------------- ---------------- ------------- ----------------- ---------------
Khoo Yong Sin,
Director                   207,300        0.5%          -                -             207,300           0.4%
------------------------- -------------- ------------- ---------------- ------------- ----------------- ---------------
Christopher A. Wirth,
Director                   430,000        1.1%          -                -             430,000           0.8%
------------------------- -------------- ------------- ---------------- ------------- ----------------- ---------------
Curt A. Miedema,
Director                   121,250        0.3%          -                -             121,250           0.2%
------------------------- -------------- ------------- ---------------- ------------- ----------------- ---------------
Stephen O'Hara,
Director                   212,500        0.5%          -                -             212,500           0.4%
------------------------- -------------- ------------- ---------------- ------------- ----------------- ---------------
John Finazzo,
Director                   1,200,000      3.0%          -                -             1,200,000         2.1%
------------------------- -------------- ------------- ---------------- ------------- ----------------- ---------------
Jeffrey Gleckman           3,000,000      7.5%          4,000,000        24.1%         7,000,000         12.4%

------------------------- -------------- ------------- ---------------- ------------- ----------------- ---------------
All officers and
directors as a group
(7 persons)                5,414,800      13.6%         11,942,627       72.0%         17,357,427        30.8%
------------------------- -------------- ------------- ---------------- ------------- ----------------- ---------------

(1) Unless otherwise indicated, the address for each beneficial owner is 35193 Avenue "A", Suite-C Yucaipa, California 92399.
(2) Does not include the Series A Preferred Stock which is entitled to vote on all matters with holders of common stock.
(3) Each share of Series A Preferred Stock is entitled to vote on all matters with holders of the common stock. Each Series A Preferred Stock is entitled to 1 vote per share. Each share of Series A Preferred Stock is convertible, at the option of the holder and subject to a 65 day written notice to the Company, at any time after the date of the issuance into one share of fully paid and non-assessable share of common stock.
(4) This column includes the common stock and Series A Preferred Stock held by each person. Applicable percentages are based on 56,326,101 common and preferred shares outstanding on July 31, 2007.

CHANGES IN CONTROL

None.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

As of the end of our fiscal year May 31, 2007, our CEO and Chairman, Scott R. Sand, was owed a total of $197,698 by the Company. This amount was comprised of $113,356 due in accrued salary and $84,342 due for expenses paid on behalf of the Company. There are no written loan agreements, promissory notes or debt obligations evidencing this debt and the terms of repayment to Mr. Sand.

During the fiscal year ending May 31, 2007, Mr. Sand received 4,444,444 shares of Series A Preferred for satisfaction of accrued compensation of $95,311 and for payment of $4,689 of the loan amount owed to him.

DIRECTOR INDEPENDENCE

As we are quoted on Pink Sheets and not one of the national securities exchanges, we are not subject to director independence requirements. Pursuant to Rule 10A-3 promulgated under the Exchange Act, Scott R. Sand and Thomas Neavitt do not qualify as independent directors due to their affiliation with us as officers. Our Board of Directors has determined that Khoo Yong Sin, Curt A. Miedema, Stephen O'Hara and John Finazzo are "independent," as that term is defined by the NASDAQ Stock Market.

ITEM 13. EXHIBITS

Original agreements are filed in our offices.

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

       10.10 Securities Purchase Agreement dated July 25, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (included as an exhibit to our Form 8-K dated July 26, 2006 and incorporated herein by this reference).

       10.11 Form of Callable Convertible Secured Note by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC dated July 25, 2006 (included as an exhibit to our Form 8-K dated July 26, 2006 and incorporated herein by this reference).

       10.12 Form of Stock Purchase Warrant entered into by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC on July 25, 2006 (included as an exhibit to our Form 8-K dated July 26, 2006 and incorporated herein by this reference).

       10.13 Registration Rights Agreement entered into by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC on July 25, 2006 (included as an exhibit to our Form 8-K dated July 26, 2006 and incorporated herein by this reference).

       10.14 Security Agreement entered into by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC on July 25, 2006 (included as an exhibit to our Form 8-K dated July 26, 2006 and incorporated herein by this reference).

       10.15 Intellectual Property Security Agreement entered into by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC on July 25, 2006 (included as an exhibit to our Form 8-K dated July 26, 2006 and incorporated herein by this reference).

       10.16 Employment Agreement between the Company and its Chief Executive Officer and Chairman, Scott R. Sand, dated September 21, 2006 (included as an exhibit to our Form 8-K dated October 3, 2006 and incorporated herein by this reference).

       10.17 Technology And Patent Pending Purchase and Sale Agreement between Ingen Technologies, Inc. and Richard Campbell, grantor, dated November 7, 2006 (included as an exhibit to our Form 8-K dated November 16, 2006 and incorporated herein by this reference).

       10.18 Technology And Patent Pending Purchase and Sale Agreement between Ingen Technologies, Inc. and Francis McDermott, grantor, dated November 7, 2006(included as an exhibit to our Form 8-K dated November 16, 2006 and incorporated herein by this reference).

       10.19 Distribution Agreement between Ingen Technologies, Inc. and MedOx Corporation, dated December 1, 2006, for the distribution of Oxyview(TM) (included as an exhibit to our Form 8-K dated December 1, 2006 and incorporated herein by this reference).

       10.20 Exclusive Distribution Agreement between Ingen Technologies, Inc. and Secure Health, Inc., dated December 1, 2006, for the distribution of Secure Balance(TM) (included as an exhibit to our Form 8-K dated December 1, 2006 and incorporated herein by this reference).

       10.21 Non-qualified stock plan dated January 22, 2007, authorizing the Company to issue up to 20% of the company's authorized common stock (20 million shares) and preferred stock (8 million shares) under the plan. (included as an exhibit to our Form 8-K dated January 18, 2007 and incorporated herein by this reference).

       10.22 Option agreements dated January 22, 2007 (included as an exhibit to our Form 8-K dated January 18, 2007 and incorporated herein by this reference).

       10.23 Distribution Agreement between Ingen Technologies, Inc. and Physical Rehabilitation Management Services, Inc., effective as of June 1, 2007 (included as an exhibit to our Form 8-K dated May 14, 2007 and incorporated herein by this reference).

       10.24 Securities Purchase Agreement dated March 15, 2007 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC*

       10.25 Stock Purchase Warrant entered into by and among the Company and AJW Offshore, Ltd. on March 15, 2007*

       10.26 Stock Purchase Warrant entered into by and among the Company and AJW Partners, LLC on March 15, 2007*

       10.27 Stock Purchase Warrant entered into by and among the Company and AJW Qualified Partners, LLC on March 15, 2007*

       10.28 Stock Purchase Warrant entered into by and among the Company and New Millennium Capital Partners II, LLC on March 15, 2007*

       10.29 Registration Rights Agreement entered into by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC on March 15, 2007* 10.30 Intellectual Property Security Agreement entered into by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC on March 15, 2007*

       10.31 Investment contract dated December 1, 2006 in which Jeffrey Gleckman purchased 2,000,000 restricted common shares*

       21.1     Subsidiaries of Ingen Technologies, Inc.*

       24.1 Power of Attorney (included as part of the signature page attached hereto).

       31.1 Certification of Scott R. Sand, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

       31.2 Certification of Thomas J. Neavitt, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

       32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Scott R. Sand, Principal Executive Officer and Thomas J. Neavitt, Principal Financial Officer.*

* filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees billed to the company by Child, Van Wagoner and Bradshaw, PLLC, our independent auditor, for the audit of our annual financial statements for the fiscal year ended May 31, 2007 and fees billed for other services rendered by Child Van Wagoner and Bradshaw, PLLC during that period. The table also includes fees billed to our company by Spector & Wong, LLP, independent auditor for the audit of our annual financial statements for the fiscal year ended May 31, 2006.

Type of Fee                                         2007          2006
-----------                                         ----          ----
Audit Fees (1)                                      $29,500       $20,000
Audit-related fees                                  $     0       $     0
Tax Fees (2)                                        $ 3,000       $ 1,500
All Other Fees                                      $     0       $     0
Total                                               $32,500       $21,500

(1) Fees for audit services billed in the fiscal year ended May 31, 2007 consisted of the aggregate fees paid by us for the fiscal year indicated for professional services rendered by Child, Van Wagoner and Bradshaw, PLLC for the audit of our annual financial statements and review of financial statements included in our reports on Form 10-KSB and Forms 10-QSB for the quarters ended November 30, 2006 and February 28, 2007.

(2) Fees for tax services estimated for the fiscal year ended May 31, 2007 to be rendered by Child Van Wagoner and Bradshaw, PLLC for tax compliance. Tax compliance services are rendered based on facts already in existence or transactions that have already occurred to document, compute and obtain governmental approval for amounts to be included in tax filings and consisted of: federal and state income tax return assistance.

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

                                       INGEN TECHNOLOGIES, INC.


                                       By:  /s/ Scott R. Sand
                                            -----------------
                                            Scott R. Sand
                                            Chief Executive Officer and Chairman
                                            (Principal Executive Officer)

                                      Date: August 29, 2007

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Scott R. Sand his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

              Signature                           Title                            Date
              ---------                           -----                            ----

                                       Chief Executive Officer and
                                       Chairman (Principal Executive          August 29, 2007
/s/ Scott R. Sand                      Officer)
----------------------------------
Scott R. Sand

                                       Secretary and Chief Financial          August 29, 2007
                                       Officer (Principal Financial
/s/ Thomas J. Neavitt                  and Accounting Officer)
----------------------------------
Thomas J. Neavitt

/s/ Khoo Yong Sin                      Director                               August 29, 2007
----------------------------------
Khoo Yong Sin

/s/ Christopher A. Wirth               Director                               August 29, 2007
----------------------------------
Christopher A. Wirth


/s/ Curt A. Miedema                    Director                               August 29, 2007
----------------------------------
Curt A. Miedema

/s/ Stephen O'Hara                     Director                               August 29, 2007
----------------------------------
Stephen O'Hara

/s/ John Finazzo                       Director                               August 29, 2007
----------------------------------
John Finazzo

                            INGEN TECHNOLOGIES, INC.

                                  AUDIT REPORT

                              FOR THE YEARS ENDED
                             MAY 31, 2007 AND 2006


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders of Ingen Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Ingen Technologies, Inc. and subsidiary, as of May 31, 2007, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements for the year ended May 31, 2006 were audited by other auditors whose report dated July 24, 2006 expressed an unqualified opinion on those financial statements and included an explanatory paragraph expressing concern about the Company's ability to continue as a going concern.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ingen Technologies, Inc. and subsidiary as of May 31, 2007, and the results of its operations, stockholders' deficit and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company's operating losses and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
August 23, 2007


Ingen Technologies, Inc.
Consolidated Balance Sheet
May 31, 2007
                                                                  As of May 31,
                                                                       2007
                                                                 ---------------
ASSETS
Current assets
   Cash                                                          $          238
   Inventory                                                             85,594
   Prepaid expenses                                                      33,633
                                                                 ---------------
     Total current assets                                               119,465

Property and equipment, net of accumulated
   depreciation of $119,775                                             287,841

Other assets
   Debt issue costs, net of accumulated
    amortization of $86,663                                             261,537
   Patents                                                               67,345
   Deposits                                                               1,550
                                                                 ---------------
     Total other assets                                                 330,432

TOTAL ASSETS                                                     $      737,738
                                                                 ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable                                               $       84,517
  Accrued expenses                                                      196,620
  Officer's loan                                                         84,342
  Current portion of long-term debt                                      14,539
                                                                 ---------------
    Total current liabilities                                           380,018
                                                                 ---------------
Long-term Liabilities
  Loan payable                                                          100,452
  Convertible notes payable, net of unamortized
    discount of $1,483,176                                              431,824
  Derivative liability                                                4,797,253
                                                                 ---------------
    Total long-term liabilities                                       5,329,529
                                                                 ---------------

Stockholders' deficit
  Preferred stock Series A, no par value, 40,000,000
   authorized; and 16,578,991 issued and oustanding
   as of May 31, 2007                                                   688,313
  Common stock, no par value, authorized 100,000,000
   shares; issued and outstanding 35,247,110                          8,121,349
  Series A preferred stock subscription                                (220,000)
  Accumulated deficit                                               (13,561,471)
                                                                 ---------------
    Total stockholders deficit                                       (4,971,809)
                                                                 ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $      737,738
                                                                 ===============





INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS


FOR THE YEARS ENDED MAY 31,                          2006              2007
                                                 -------------    -------------
Sales                                            $     846,783    $     720,678

Cost of sales                                          301,118          452,100
                                                 -------------    -------------

  GROSS PROFIT                                         545,665          268,578

Selling, general and administrative
   expenses                                          2,143,840        1,882,221
                                                 -------------    -------------

  OPERATING LOSS                                    (1,598,175)      (1,613,643)
                                                 -------------    -------------

Other (expenses):
  Interest Expenses                                     (3,852)      (5,028,485)
  Change in Derivative Liabilities                          --        1,583,636
                                                 -------------    -------------

   NET LOSS BEFORE TAXES                            (1,602,027)      (5,058,492)

Provision for income taxes                                 800            2,990
                                                 -------------    -------------

NET LOSS                                         $  (1,602,827)   $  (5,061,482)
                                                 =============    =============

Basic and diluted net loss per share             $       (0.17)   $       (0.17)
                                                 =============    =============

Weighted average number of common shares             9,372,448       30,426,618





                                                      PREFERRED                                               PREFERRED STOCK
                                                        STOCK                       SERIES A                   COMMON STOCK
                                                SHARES         AMOUNT        SHARES         AMOUNT        SHARES          AMOUNT
                                             ------------   ------------  ------------   ------------  ------------   ------------

Balance at May 31, 2005                        12,300,000   $    369,000     1,000,000        $30,000     3,182,190   $  5,551,213

Conversion of Preferred stock into
  Series A Preferred stock                    -12,300,000       -369,000    12,300,000        369,000
Conversion of Series A Preferred stock
  into common stock                                                         -7,619,999       -284,020     7,619,999        284,020
Issuance of Series A Preferred stock
  For accrued compensation                                                   5,454,546        400,000
Subscription of Series A Preferred stock                                     3,000,000        220,000
Issuance of common stock for services                                                                       725,000        106,900
Issuance of common stock for cash                                                                        18,082,421      1,555,050
 Net loss for year ended May 31, 2006                   -   $          -             -              -             -              -
                                             ------------   ------------  ------------   ------------  ------------   ------------

Balance at May 31, 2006                                 -   $          -    14,134,547   $    734,980    29,609,610   $  7,497,183

Conversion of Series A Preferred stock
  into common stock                                                         -2,000,000       -146,667     2,000,000        146,667
Issuance of Series A Preferred stock
  For accrued compensation                                                   4,444,444        100,000
Issuance of common stock for services                                                                     2,600,000         56,400
Issuance of common stock for patent                                                                       1,000,000         60,000
Adjustment to common stock subscription
  purchase price entered into in year
  ended May 31, 2006                                                                                                       -52,000
Value of options issued for legal fees                                                                                      57,453
Value of options issued prior to
  May 31, 2007                                                                                                             355,646
Adjustment to May 31, 2006                                                                                   37,500              -
 Loss for year ended May 31, 2007                       -   $          -             -              -             -              -
                                             ------------   ------------  ------------   ------------  ------------   ------------

Balance at May 31, 2007                                 -              -    16,578,991   $    688,313    35,247,110   $  8,121,349
                                             ============   ============  ============   ============  ============   ============

(CONTINUED)

                                               PREFERRED STOCK
                                                SERIES A STOCK
                                                 SUBSCRIPTION      ACCUMULATED
                                                  RECEIVABLE         DEFICIT          TOTAL
                                               ----------------   -------------   -------------

Balance at May 31, 2005                                      -      ($6,565,391)      ($615,178)

Conversion of Preferred stock into
  Series A Preferred stock                                                                    -
Conversion of Series A Preferred stock
  into common stock                                                                           -
Issuance of Series A Preferred stock
  For accrued compensation                                                              400,000
Subscription of Series A Preferred stock              -220,000                                -
Issuance of common stock for services                                                   106,900
Issuance of common stock for cash                                                     1,555,050
 Net loss for year ended May 31, 2006                        -       -1,602,827      -1,602,827
                                               ----------------   -------------   -------------

Balance at May 31, 2006                               -220,000    $  (8,168,218)  $    (156,055)

Conversion of Series A Preferred stock
  into common stock                                                                           -
Issuance of Series A Preferred stock
  For accrued compensation                                                              100,000
Issuance of common stock for services                                                    56,400
Issuance of common stock for patent                                                      60,000
Adjustment to common stock subscription
  purchase price entered into in year
  ended May 31, 2006                                                                    -52,000
Value of options issued for legal fees                                                   57,453
Value of options issued prior to
  May 31, 2007                                                         -355,646               -
Adjustment to May 31, 2006                                               23,875          23,875
 Loss for year ended May 31, 2007                            -       -5,061,482      -5,061,482
                                               ----------------   -------------   -------------

Balance at May 31, 2007                              ($220,000)   $ (13,561,471)  $  (4,971,809)
                                               ================   =============   =============





INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Fiscal year              Fiscal year
                                                                             ended                    ended
                                                                          May 31, 2007             May 31, 2006
                                                                     ----------------------   ----------------------

Cash flows from Operating Activities:
  Net income (net loss)                                                         (5,061,482)              (1,602,827)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization                                                       21,368                   17,997
Amortization of debt issue costs                                                    86,663
Expenses paid with stock                                                           216,400                        0
Value of options issued for services                                                57,453
Change in derivative liabilities                                                (1,583,636)
Noncash interest expense and financing costs                                     4,921,588
Chages in operating assets and liabilities:
(Increase) decrease in prepaid expenses                                            (33,633)                       0
(Increase) decrease in deposits                                                     (1,550)                       0
(Decrease) increase in accounts payable                                             36,330                   48,186
(Decrease) increase in accrued expenses                                             16,827                  193,263
Litigation reserve                                                                       0                 (143,500)
                                                                     ----------------------   ----------------------

  NET CASH USED IN OPERATING ACTIVITIES                                         (1,323,672)              (1,486,881)
                                                                     ----------------------   ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets                                                      (67,345)
Additions to inventory                                                             (85,594)                       -
Acquisition of property and equipment                                             (277,570)                 (24,708)
                                                                     ----------------------   ----------------------

  NET CASH PROVIDED BY INVESTING ACTIVITIES                                       (430,509)                 (24,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock                                                                     -                1,661,950
Refund of common stock purchase                                                    (52,000)
Proceeds from loan                                                                 116,096
Payments on loan                                                                    (1,105)
Proceeds from notes payable                                                      1,566,800                        -
Payment of notes payable                                                                 -                  (25,000)
Proceeds from shareholder and officer loans                                         26,416                        -
Repayments of shareholder and officer loans                                        (12,900)                 (31,976)
                                                                     ----------------------   ----------------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                                      1,643,307                1,604,974
                                                                     ----------------------   ----------------------

Net increase (decrease) in cash                                                   (110,874)                  93,385

Cash, at beginning of period                                                       111,112                   17,727
                                                                     ----------------------   ----------------------

Cash, at end of period                                                                 238                  111,112
                                                                     ======================   ======================

Supplemental Disclosures of Cash Flow Information:
   Interest paid                                                                     2,957                        0
   Taxes paid                                                                          800                      800
Noncash Financing Activities:
  Value of issuance of warrants in connection
       with convertible debt                                                     2,430,570
  Recorded a beneficial conversion feature                                       3,950,318
  Stock subscription receivable                                                    220,000                  220,000


                                                        F-5

NOTE 1 - NATURE OF BUSINESS

Ingen Technologies, Inc., a Georgia corporation (formerly known as Creative Recycling Technologies Inc., the "Company" or "Ingen Technologies"), is a public company trading under NASDAQ OTC: IGTG. Ingen Technologies is a growth-oriented technology company that offers diverse and progressive services and products.

Ingen Technologies, Inc. owns 100% of the capital stock of Ingen Technologies, Inc. a Nevada corporation which has been in business since 1999.

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

Principle of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of Ingen Technologies, Inc. and its subsidiary after elimination of all intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

Use of estimates: The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Revenue Recognition: The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. No provisions were established for estimated product returns and allowances based on the Company's historical experience. All orders are customized with substantial down payments. Products are released upon receipt of the remaining funds.

Cash Equivalents: For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

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

Property and Equipment: Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the following estimated useful lives of the assets: 3 to 5 years for computer, software and office equipment, and 5 to 7 years for furniture and fixtures.

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

POTENTIALLY SETTLED IN A COMPANY'S OWN STOCK" and EITF 05-2, "THE MEANING OF "CONVENTIONAL CONVERTIBLE DEBT INSTRUMENT" IN ISSUE NO. 00-19" were also analyzed to determine whether the debt instrument is to be considered a conventional convertible debt instrument and classified in stockholders' equity. The convertible notes payable issued on June 6, 2006, July 27, 2006, August 30, 2006, January 24, 2007, March 15, 2007, April 15, 2007 and May 15, 2007 were evaluated and determined not conventional convertible and, therefore, because of certain terms and provisions including liquidating damages under the associated registration rights agreement the embedded conversion option was bifurcated and has been accounted for as a derivative liability instrument. The stock warrants issued in conjunction with the convertible notes payable were also evaluated and determined to be a derivative instrument and, therefore, classified as a liability on the balance sheet. The accounting guidance also requires that the conversion feature and warrants be recorded at fair value for each reporting period with changes in fair value recorded in the consolidated statements of operations.

A Black-Scholes valuation calculation was applied to both the conversion features and warrants at issuance dates and May 31, 2007. The issuance date valuation was used for the effective debt discount that these instruments represent. The debt discount is amortized over the three-year life of the debts using the effective interest method. The May 31, 2007 valuation was used to record the fair value of these instruments at the end of the reporting period with any difference from prior period calculations reflected in the consolidated statement of operations.

Income Taxes: Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Net Loss Per Share: Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock are anti-dilutive for all periods presented. Potential shares consist of Series A preferred stock and outstanding warrants.

In February, 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS. SFAS No. 155 eliminates the temporary exemption of bifurcation requirements to securitized financial assets, contained in SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. As a result, similar financial instruments are accounted for similarly regardless of the form of the instruments. In addition, in instances where a derivative would otherwise have to be bifurcated, SFAS No. 155 allows a preparer on an instrument-by-instrument basis to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to remeasurement. SFAS No. 155 is effective for our fiscal year beginning June 1, 2007.

In March, 2006, the FASB issued SFAS No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS, an amendment of FASB Statement No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. The pronouncement establishes standards whereby servicing assets and servicing liabilities are initially measured at fair value, where applicable. In addition, SFAS No. 156 allows subsequent measurement of servicing assets and liabilities at fair value, and where applicable, derivative instruments used to mitigate risks inherent with servicing assets and liabilities are likewise measured at fair value. SFAS No. 156 is effective for our fiscal year beginning June 1, 2007.

In September, 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS. The statement defines fair value, determines appropriate measurement methods, and expands disclosure requirements about those measurements. SFAS No. 157 is effective for our fiscal year beginning June 1, 2008.

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES, including an amendment of FASB Statement No. 115. This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of our fiscal year which begins June 1, 2008.

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

The Company incurred a loss of $5,061,482 and $1,602,827 for the years ended May 31, 2007 and 2006, and as of those dates, had an accumulated deficit of $13,561,471 and $8,168,218, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follow:

                                                     As of May 31,
                                               ------------------------
                                                  2007          2006
                                               ----------    ----------
Vehicles                                       $  145,596    $    9,500
Furniture & Fixture                                31,705        27,222
Machinery & Equipment                             188,709        61,277
Leasehold Improvements                             41,606        32,047
                                               ----------    ----------
                                                  407,616       130,046
Less accumulated depreciation                    (119,775)      (98,408)
                                               ----------    ----------

  Property and Equipment, net                  $  287,841    $   31,638
                                               ==========    ==========

NOTE 5 - ACCRUED EXPENSES

Accrued expenses at May 31, 2007 and 2006 consist of:

                                                  2007          2006
                                               ----------    ----------
      Accrued officer's compensation           $  113,356    $  112,000
      Accrued interest expense                     73,922        32,782
      Accrued professional fees                        --        10,000
      Accrued payroll taxes                            --        24,211
      Accrued taxes                                 9,149           800
      Accrued royalties payable                       193            --
                                               ----------    ----------
               Total                           $  196,620    $  179,793
                                               ==========    ==========

NOTE 6 - INCOME TAXES

Provision for income tax for the years ended May 31, 2007 and 2006 consisted of $2,990 and $800, respectively.

As of May 31, 2007 and 2006, the Company has net operating loss carryforwards, approximately, of $4,600,000 and $3,009,598, respectively, to reduce future federal and state taxable income. To the extent not utilized, the carryforwards will begin to expire through 2027. The Company's ability to utilize its net operating loss carryforwards is uncertain and thus the Company has not booked a deferred tax asset, since future profits are indeterminable.

NOTE 7 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                 FOR YEARS ENDED MAY, 31
                                              -----------------------------
                                                   2007            2006
                                              -------------   -------------
Numerator:Net loss                            $  (5,061,482)  $  (1,602,827)
                                              -------------   -------------
Denominator:
  Weighted Average Number of Shares              30,426,618       9,372,448
                                              -------------   -------------


Net loss per share-Basic and Diluted          $       (0.17)  $       (0.17)

As the Company incurred net losses for the years ended May 31, 2007 and 2006, it has excluded from the calculation of diluted net loss per share approximately 141,328,991 and 14,134,547 shares, respectively. These shares represent the Series A preferred stock, outstanding warrants and assume that all convertible notes could be converted at the market price as of May 31, 2007 and 2006, respectively.

NOTE 8 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. The Company has only one segment; therefore, the detail information is not presented.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company had notes payable to its CEO, Scott Sand, in the amounts of $84,342 and $70,826 as of May 31, 2007 and 2006, respectively. Interest on the loan was accrued at 6% for the year ended May 31, 2006. The bulk of the balance due as of May 31, 2007 was a result of business expenses paid by Mr. Sand on his personal credit cards. The Company will record interest in the amount of finance charges on the credit cards. The related accrued interest is $0 and $32,782 as of May 31, 2007 and 2006, respectively.

During the fiscal year ending May 31, 2007, Mr. Sand received 4,444,444 shares of series A preferred for satisfaction of accrued compensation of $95,311 and for payment of $4,689 of the loan amount owed to him.

NOTE 10 - LEASE OBLIGATION

The Company leases its administrative office under a two unsecured leases agreement which expire on April 1, 2008 and December 31, 2009. The Company also maintains a corporate office under a month-to-month lease agreement. As of May 31, 2007, the remaining lease obligation is as follows:

                     Year Ending                Lease
                        May 31,               Obligation
                   ---------------------------------------
                         2008                $     17,050
                         2009                       9,300
                         2010                       5,425
                                             ------------
                                             $     31,775
                                             ============

The total rent expense for the year ended May 31, 2007 was $24,800.

NOTE 11 - INTANGIBLE ASSETS

The Company has recorded patents at a cost of $67,345. This represents legal costs of filing for patents and the purchase of the exclusive rights for a patent with common stock valued at $60,000.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of May 31, 2007.

NOTE 13 - CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

6% $1.5 MILLION CONVERTIBLE DEBT

On July 25, 2006, the Company entered into a Security Purchase Agreement (the "Agreement") and agreed to issue and sell (i) callable secured convertible notes up to $2 million (only $1.5 million of this amount was funded), and (ii) warrants to acquire an aggregate of 20 million shares of the Company's common stock. The notes bear interest at 6% per annum, and mature three years from the date of issuance. The notes are convertible into the Company's common stock at the applicable percentage of the average of the lowest three trading prices for the Company's shares of common stock during the twenty trading day period prior to conversion. The applicable percentage is 50%; however, the percentage shall be increased to: (i) 55% in the event that a Registration Statement is filed within thirty days from July 26, 2006, and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from July 26, 2006. Since the Company has not had a Registration Statement become effective as of the date of this Report, the applicable percentage will be 50%.

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

The Company filed an SB-2 registration statement with the SEC on August 25, 2006, regarding the agreement; however, a registration withdrawal request was filed with the SEC on October 31, 2006. The Company intends on filing a new SB-2 to register the underlying shares of these convertible notes and 6 million additional shares once it has cured its delinquent filings with the SEC.

The issuance costs incurred in connection with the convertible notes are deferred and being amortized to interest expense over the life of each debenture traunch.

The Company is accounting for the conversion option in the debentures and the associated warrants as derivative liabilities in accordance with SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO AND POTENTIALLY SETTLED IN A COMPANY'S OWN STOCK" and EITF No. 05-2, "THE MEANING OF "CONVENTIONAL CONVERTIBLE DEBT INSTRUMENT" IN ISSUE NO. 00-19." The Company attributed beneficial conversion features to the convertible debt using the Black-Scholes Option Pricing Model. The fair value of the conversion feature has been included as a discount to debt in the accompanying balance sheet up to the proceeds received from each traunch, with any excess charged to interest and financing expense. The discount is being amortized over the life of each debenture traunch using the interest method.

The following tables describe the valuation of the conversion feature of each traunch of the convertible debenture, using the Black Scholes pricing model on the date of each note:

                                7/27/2006       8/30/2006       1/24/2007
                                 Traunch         Traunch         Traunch
                              -------------   -------------   -------------
Approximate risk free rate        5.25%           4.80%           4.65%
Average expected life            3 years         3 years         2.5 years
Dividend yield                      0%              0%              0%
Volatility                        202.01%         201.26%        138.21%
Estimated fair value
  of conversion feature
  on date of notes             $ 1,328,118     $ 1,137,929      $ 371,193
Estimated fair value
  of conversion feature
  as of May 31, 2007           $ 1,316,913     $ 1,128,783      $ 376,261

The Company recorded the fair value of the conversion feature, aggregate of $2,837,240, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received from each traunch, with the excess of $1,337,240 charged to expense. Amortization expense related to the conversion feature discount for the year ended May 31, 2007 was $392,479. Remaining unamortized discount as of that date was $1,107,521.

        The Company also granted warrants to purchase 20,000,000 shares of common stock in connection with the financing. The warrants are exercisable at $0.10 per share for a period of seven years, and were fully vested. The warrants were originally valued at $1,987,478 using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used.

                                                       7/26/2006
                                                     -------------
Approximate risk free rate                               5.23%
Average expected life                                   7 years
Dividend yield                                             0%
Volatility                                             201.26%
Number of warrants granted                            20,000,000
Estimated fair value of total warrants granted        $ 1,987,478

        The warrants were revalued as of the date of this report at a value of $795,464 using the Black-Scholes Option Pricing Model. For the year ended May 31, 2007, the Company has reported $1,191,638 in other income related to changes in its derivative liability associated with these warrants.

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

                                                    6/7/2006
                                                 --------------
Approximate risk free rate                            4.99%
Average expected life                                3 years
Dividend yield                                          0%
Volatility                                           202.01%
Estimated fair value of conversion feature
  on date of note issuance                          $437,565
Estimated fair value of conversion feature
  as of May 31, 2007                                $141,810

The Company recorded the fair value of the conversion feature of $437,565, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received with the excess of $362,565 charged to expense. Amortization expense related to the conversion feature discount for the year ended May 31, 2007 was $24,678. Remaining unamortized discount as of that date was $50,322.

6% $450,000 MILLION CONVERTIBLE DEBT

On March 15, 2007, the Company entered into a Security Purchase Agreement (the "Agreement") and agreed to issue and sell (i) callable secured convertible notes up to $450,000, and (ii) warrants to acquire an aggregate of 9 million shares of the Company's common stock. The callable secured convertible notes (4 notes, $450,000 total loan principal; 3 year term; 6% annual interest, 15% annual "default interest") are convertible into shares of our common stock at a variable conversion price based upon the applicable percentage of the average of the lowest three (3) Trading Prices for the Common Stock during the twenty (20) Trading Day period prior to conversion. The "Applicable Percentage" means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing. Under the terms of the callable secured convertible note and the related warrants, the callable secured convertible note and the warrants are exercisable by any holder only to the extent that the number of shares of common stock issuable pursuant to such securities, together with the number of shares of common stock owned by such holder and its affiliates (but not including shares of common stock underlying unconverted shares of callable secured convertible notes or unexercised portions of the warrants) would not exceed 4.99% of the then outstanding common stock as determined in accordance with Section 13(d) of the Exchange Act. The shares underlying the convertible notes are subject to a registration rights agreement. The Company also agreed to increase its number of authorized shares of common stock from 100 million to 500 million.

The Company may prepay the notes in the event that no event of default exists, there are sufficient number of shares available for conversion, and the market price is at or below $0.10 per share. The rate of prepayment ranges from 120% of face value of the notes or higher, depending on the timing of such prepayment. In addition, the Company has granted the investors a security interest in substantially all of its assets and intellectual property as well as registration rights.

The Company received the first traunch of $120,000 on March 15, 2007, less issuance costs of $20,000, the second traunch of $110,000, less issuance costs of $10,000 on April 16, 2007, and the third traunch of $110,000 was received on May 15, 2007, less issuance costs of $10,000.

The Company issued seven year warrants to purchase 9,000,000 shares of its common stock at an exercise price of $0.06.

The issuance costs incurred in connection with the convertible notes are deferred and being amortized to interest expense over the life of each debenture traunch.

The Company is accounting for the conversion option in the debentures and the associated warrants as derivative liabilities in accordance with SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO AND POTENTIALLY SETTLED IN A COMPANY'S OWN STOCK" and EITF No. 05-2, "THE MEANING OF "CONVENTIONAL CONVERTIBLE DEBT INSTRUMENT" IN ISSUE NO. 00-19." The Company attributed beneficial conversion features to the convertible debt using the Black-Scholes Option Pricing Model. The fair value of the conversion feature has been included as a discount to debt in the accompanying balance sheet up to the proceeds received from each traunch, with any excess charged to interest and financing expense. The discount is being amortized over the life of each debenture traunch using the interest method.

The following tables describe the valuation of the conversion feature of each traunch of the convertible debenture, using the Black Scholes pricing model on the date of each note:

                                3/15/2007       4/16/2007       5/15/2007
                                 Traunch         Traunch         Traunch
                              -------------   -------------   -------------
Approximate risk free rate         4.47%           4.80%           4.87%
Average expected life             3 years         3 years         3 years
Dividend yield                       0%              0%              0%
Volatility                        182.97%         193.30%         193.30%
Estimated fair value
  of conversion feature
  on date of notes              $ 237,789        $ 218,638       $ 218,638
Estimated fair value
  of conversion feature
  as of May 31, 2007            $ 239,627        $ 219,679       $ 219,698

The Company recorded the fair value of the conversion feature, aggregate of $675,065, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received from each traunch, with the excess of $225,065 charged to expense. Amortization expense related to the conversion feature discount for the year ended May 31, 2007 was $14,667. Remaining unamortized discount as of that date was $325,333.

        The Company also granted warrants to purchase 9,000,000 shares of common stock in connection with the financing. The warrants are exercisable at $0.06 per share for a period of seven years, and were fully vested. The warrants were originally valued at $443,468 using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used.

                                                       3/15/2007
                                                     -------------
Approximate risk free rate                               4.47%
Average expected life                                   7 years
Dividend yield                                             0%
Volatility                                             182.97%
Number of warrants granted                            9,000,000
Estimated fair value of total warrants granted        $ 443,468

        The warrants were revalued as of the date of this report at a value of $359,018 using the Black-Scholes Option Pricing Model. For the year ended May 31, 2007, the Company has reported $84,450 in other income related to changes in its derivative liability associated with these warrants.

DERIVATIVE LIABILITIES

In accordance with EITF 00-19, the conversion feature of each convertible debenture and the stock warrants issued in conjunction with convertible debentures have been included as long-term liabilities and were originally valued at fair value at the date of issuance. As a liability, the convertible features and the stock warrants are revalued each period until and unless the debt is converted. As of May 31, 2007, the fair values of the conversion feature and the stock warrants aggregated to $4,797,253. The Company recorded a gain of $1,583,636 related to the change in fair value from the date of issuance of the convertible debt to May 31, 2007. This amount is recorded as "Change in Derivative Liabilities" a component of other income in the accompanying consolidated statement of operations. If the debt is converted prior to maturity, the carrying value will be transferred to equity.

NONEMPLOYEE OPTIONS

The Company has accounted for options granted to nonemployees in accordance with FAS 123. Under FAS 123, the option award is based on the fair market value of the underlying security based on the Black-Scholes Pricing Model, less the option price. On January 18, 2007, the Company granted 100,000 options to one nonemployee. The value of the options was calculated to be $4,953. This amount has been expensed in the current period. On December 29, 2006, the Company issued 1,000,000 options to purchase shares of the Company's Series A Preferred stock to its general counsel. The option term is five years and the option price is $0.04.

NOTE 14 - PREFERRED STOCKS

On December 7, 2005, the Company had a reverse stock split of 3 to 1 for all issued and outstanding preferred shares and converted all classes of preferred shares into Series A preferred stock. The Company is authorized to issue 40,000,000 shares of no par value Series A preferred stock. As of May 31, 2007 and 2006, the Company had 16,578,991 and 14,134,547 shares of preferred stocks Series A issued and outstanding, respectively. No dividends shall accrue or be payable on the Series A preferred stocks. The Company has the right to redeem each share of Series A preferred stock for $1; however, there is no obligation for this redemption. Each share of Series A preferred stock is entitled to vote on all matters with holders of the common stock; however, each Series A preferred stock is entitled to 1 vote. Each share of Series A preferred stock is convertible, at the option of the holder and subject to a 65 day written notice to the Company, at any time after the date of the issuance into 1 share of fully paid and non-assessable share of common stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series A preferred stock shall be entitle to be paid $1 per share before any payments or distribution of assets of the Company to the holders of the common stock or any other equity securities of the Company.

During the fiscal year ending May 31, 2007, the Company authorized and converted 2,000,000 shares of Series A preferred stock to common stock.

On May 21, 2006, the Company and a subscriber entered into an Investment Contract (the "Contract") providing that the Company intends to raise at least $5 million utilizing Replacement S-B of the SEC which the subscriber agreed to purchase 3 million shares of the Company's restricted series A preferred shares at a price of $0.0733 per share or $220,000. These shares will be registered by the Company in the S-B offering. As of May 31, 2006, all of 3 million shares of restricted series A preferred shares were issued and a subscription receivable of $220,000 was recorded against the Company's equity.

NOTE 15 - COMMON STOCK

On October 31, 2005, the Board approved on reverse split to reduce the authorized common shares to 100 million and also approved the reverse split of 40 to 1 outstanding and issued common shares; the effective was on December 7, 2006. The accompanying consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.