Form 10QSB
period 2007-08-31
Ingen Technologies, Inc.
filed 2007-10-22
CIK 861058

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2007

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

At September 30, 2007, 43,537,110 shares of the registrant's common stock (no par value) were outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 YES / / NO /X/

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

                         PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS FOR QUARTER ENDED AUGUST 31, 2007



CONSOLIDATED BALANCE SHEET (UNAUDITED)
--------------------------------------------------------------------------------------------

                                                                           AS OF AUGUST 31,
                                                                                 2007
                                                                             ------------
                                     ASSETS
Current Assets
  Cash                                                                       $      7,762
  Accounts receivable                                                              78,090
  Inventory                                                                        74,953
  Prepaid expenses                                                                 18,107
                                                                             ------------
      Total current assets                                                        178,912
                                                                             ------------

Property and equipment, net of accumulated depreciation
   of $134,246                                                                    273,371

Debt issue cost, net of accumulated amortization of $112,593                      255,607
Other assets                                                                       68,895
                                                                             ------------

    TOTAL ASSETS                                                             $    776,785
                                                                             ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable                                                           $     80,654
  Accrued expenses                                                                269,742
  Taxes payable                                                                     8,350
  Current portion of long-term debt                                                14,539
  Officer's loans                                                                  92,829
                                                                             ------------
    Total current liabilities                                                     466,114
                                                                             ------------

Long-term Liabilities
  Note payable                                                                     96,817
  Convertible notes payable, net of unamortized discount of $1,526,176            608,824
  Derivative liabilities                                                        5,799,375
                                                                             ------------
    Total long-term liabilities                                                 6,505,016
                                                                             ------------

Stockholders' deficit
  Preferred stock Series A, no par value, 40,000,000
     authorized; and 16,078,991 issued and outstanding
     as of August 31, 2007                                                        673,313
  Common stock, no par value, 100,000,000 shares authorized;
     43,537,110 issued and outstanding as of
     August 31, 2007                                                            8,336,149
  Series A preferred stock subscription receivable                               (220,000)
  Common stock subscription receivable                                            (45,000)
  Accumulated deficit                                                         (14,938,807)
                                                                             ------------
    Total stockholders' deficit                                                (6,194,345)
                                                                             ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $    776,785
                                                                             ============


See notes to interim unaudited consolidated financial statements

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
- ------------------------------------------------------------------------------

                                                     For the three months ended
                                                            August 31,
                                                 ------------------------------
                                                      2007               2006
--------------------------------------------------------------------------------
Revenue                                          $    117,471      $    189,158

Cost of Sales                                          67,413           115,547
                                                 ------------      ------------
Gross Profit                                           50,058            73,611

Selling, General and Administrative Expenses          406,694           329,104
                                                 ------------      ------------

Operating Loss                                       (356,636)         (255,493)
                                                 ------------      ------------

Other (Expenses):
  Interest Expenses                                  (446,911)       (3,540,915)
  Change in Derivative Liabilities                   (573,779)        1,031,094
                                                 ------------      ------------

Net Loss before Taxes                              (1,377,326)       (2,765,314)

Provision for Income Taxes                                 10               800
                                                 ------------      ------------

Net Loss                                         $ (1,377,336)     $ (2,766,114)
                                                 ============      ============

Basic and diluted net loss per share             $      (0.04)     $      (0.12)
                                                 ============      ============
Weighted average number of common shares           37,766,443        22,207,208


See notes to interim unaudited consolidated financial statements


INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED AUGUST 31,                                          2007             2006
                                                                           -----------      -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Loss                                                                  (1,377,336)     $(2,766,114)
  Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
     Depreciation and amortization                                              14,470            4,576
     Amortization of debt issue cost                                            25,930           16,400
  (Increase) Decrease in:
     Change in derivative liabilities                                          385,343       (1,031,094)
     Noncash interest expense and financing costs                              573,779        3,523,454
 Changes in operating assets and liabilities:
     Increase in accounts receivable                                           (78,090)              --
     Decrease in inventory                                                      10,642
     Decrease in accounts payable                                               (3,863)              --
     Increase (decrease) in accrued expenses                                    81,472           (2,138)
     Decrease in prepaid expenses                                               15,526               --
  Expenses paid with stock                                                      80,000               --
                                                                           -----------      -----------
  NET CASH USED IN OPERATING ACTIVITIES                                       (272,127)        (254,916)
                                                                           -----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES
  Addition to fixed assets                                                          --          (34,480)
                                                                           -----------      -----------
  NET CASH USED IN INVESTING ACTIVITIES                                             --          (34,480)
                                                                           -----------      -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Repayments of loan owed to officer                                            (3,000)         (63,941)
  Proceeds from loan from officer                                               11,486               --
  Repayments of notes payable                                                   (3,635)              --
  Proceeds from issuance of common stock                                        74,800               --
  Net proceeds from convertible debt                                           200,000        1,066,800
                                                                           -----------      -----------
  NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES                               279,651        1,002,859
                                                                           -----------      -----------

    NET INCREASE IN CASH                                                         7,524          713,463

Cash Balance at Beginning of Period                                                238          111,112
                                                                           -----------      -----------

CASH BALANCE AT END OF PERIOD                                              $     7,762      $   824,575
                                                                           ===========      ===========

Supplemental Disclosures of Cash Flow Information:
     Interest paid                                                         $     4,988      $        --
     Taxes paid                                                            $       800      $        --
Noncash Financing Activities:
     Value of issuance of warrants in connection with convertible debt     $        --      $ 1,987,103
     Recorded a beneficial conversion feature                              $   428,343      $ 2,903,777
     Stock subscription receivable for preferred stock                     $      --        $   220,000
     Stock subscription receivable for common stock                        $    45,000      $        --

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

Presentation of Interim Information: The accompanying consolidated financial statements for the three months ended August 31, 2007 and 2006, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2007.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the three months ended August 31, 2007 and 2006, have been made. The results of operations for the three months ended August 31, 2007 are not necessarily indicative of the operating results for the full year.

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

Convertible Notes Payable and Derivative Liabilities: The Company accounts for convertible notes payable and warrants in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." This standard requires the conversion feature of convertible debt be separated from the host contract and presented as a derivative instrument if certain conditions are met. Emerging Issue Task Force
(EITF) 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO AND POTENTIALLY SETTLED IN A COMPANY'S OWN STOCK" and EITF 05-2, "THE MEANING OF "CONVENTIONAL CONVERTIBLE DEBT INSTRUMENT" IN ISSUE NO. 00-19" were also analyzed to determine whether the debt instrument is to be considered a conventional convertible debt instrument and classified in stockholders' equity. The convertible notes payable issued on June 6, 2006, July 27, 2006, August 30, 2006, January 24, 2007, March 15, 2007, April 15, 2007, May 15, 2007, June 15,
2007 and July 31, 2007 were evaluated and determined not conventional convertible and, therefore, because of certain terms and provisions including liquidating damages under the associated registration rights agreement the embedded conversion option was bifurcated and has been accounted for as a derivative liability instrument. The stock warrants issued in conjunction with the convertible notes payable were also evaluated and determined to be a derivative instrument and, therefore, classified as a liability on the balance sheet. The accounting guidance also requires that the conversion feature and warrants be recorded at fair value for each reporting period with changes in fair value recorded in the consolidated statements of operations.

A Black-Scholes valuation calculation was applied to both the conversion features and warrants at issuance dates and August 31, 2007. The issuance date valuation was used for the effective debt discount that these instruments represent. The debt discount is amortized over the three-year life of the debts using the effective interest method. The August 31, 2007 valuation was used to record the fair value of these instruments at the end of the reporting period with any difference from prior period calculations reflected in the consolidated statement of operations.

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

In the quarter ended August 31, 2007, the Company received net proceeds from the sale of callable secured convertible notes of $200,000 (the principal balance of the notes was $220,000). The Company also made equity sales which netted $74,800 in the quarter (an additional $45,000 was booked as a stock subscription receivable and was subsequently received in September of 2007). Management of the Company is actively increasing marketing efforts to increase revenues. The ability of the Company to continue as a going concern is dependent on its ability to meet its financing arrangement and the success of its future operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company incurred a loss of $1,377,336 for the three months ended August 31, 2007, and as of that date, had an accumulated deficit of $14,938,807.

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment as of August 31, 2007 and 2006 is summarized as follow:

                                                   2007             2006
                                                ---------        ---------
     Automobile                                 $   9,500        $   9,500
     Mobile Demonstration Unit                    136,096               --
     Furniture & Fixture                           31,706           27,222
     Machinery & Equipment                        120,252           65,900
     Leasehold Improvements                        41,606           32,047
     Molds                                         68,457           29,857
                                                ---------        ---------
                                                  407,617          164,526
     Less accumulated depreciation               (134,246)        (102,984)
                                                ---------        ---------

       Property and Equipment, net              $ 273,371        $  61,542
                                                =========        =========


NOTE 4 - ACCRUED EXPENSES

Accrued expenses at August 31, 2007 and 2006 consist of:

                                                    2007           2006
                                                  --------       --------
     Accrued officer's compensation               $163,356       $112,000
     Accrued Professional Fees                          --          6,000
     Accrued Interest Expense                      104,572         33,844
     Accrued taxes                                      --         25,811
     Royalty payable                                 1,814             --
                                                  --------       --------
              Total                               $269,742       $177,655
                                                  ========       ========


NOTE 5 - CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

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

                                                    6/7/2006
                                                 --------------
Approximate risk free rate                            4.99%
Average expected life                                3 years
Dividend yield                                          0%
Volatility                                           202.01%
Estimated fair value of conversion feature
  on date of note issuance                          $437,565
Estimated fair value of conversion feature
  as of August 31, 2007                             $209,251

The Company recorded the fair value of the conversion feature of $437,565, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received with the excess of $362,565 charged to expense. Amortization expense related to the conversion feature discount for the quarter ended August 31, 2007 was $6,342. Remaining unamortized discount as of that date was $43,980.

CALLABLE SECURED CONVERTIBLE NOTES AND WARRANTS

July 25, 2006 Securities Purchase Agreement ($1.5 Million Convertible Debt)

On July 25, 2006, we entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (the "Investors") and agreed to issue and sell (i) callable secured convertible notes up to $2 million, and (ii) warrants to acquire an aggregate of 20 million shares of our common stock. The notes bear interest at 6% per annum (15% "default interest" per annum), and mature three years from the date of issuance. The notes are convertible into our common stock at the applicable percentage of the average of the lowest three trading prices for our shares of common stock during the twenty trading day period prior to conversion. The applicable percentage is 50%; however, the percentage shall be increased to: (i) 55% in the event that a Registration Statement is filed within thirty days from July 25, 2006, and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from July 26, 2006. Since we did not have a Registration Statement become effective within one hundred and twenty days of July 25, 2006, the applicable percentage is 50%. Under the Agreement, the conversion price of the secured convertible notes will be adjusted in the event we issue securities below the fixed conversion price and may be adjusted in certain circumstances such as merger, consolidation or if we pay a stock dividend. At May 31, 2007, only $1.5 million of the convertible notes were funded.

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


We received the first tranche of $700,000 on July 27, 2006, less issuance costs of $295,200, the second tranche of $600,000, less issuance costs of $13,000 on August 30, 2006, and the third tranche of $200,000 was received on January 24, 2007.

We may prepay the notes in the event that no event of default exists, there are a sufficient number of shares available for conversion, and the market price is at or below $0.10 per share. Prepayment of the convertible notes is to be made in cash equal to 140% of the outstanding principal and accrued interest (for prepayment occurring after the 60th day following the issue date of the notes). In addition, in the event that the reported average daily price of the common stock for each day of the month ending on any determination date is below $0.10, we may repay a portion of the outstanding principal amount of the notes equal to 101% of the principal amount divided by thirty-six plus one month's interest and this will stay all conversions for the month.

Events of default under the notes generally include failure to repay the principal or interest when due, failure to issue shares of common stock upon conversion by the holder, failure to timely file a registration statement or have such registration statement declared effective, breach of certain covenants or representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, a money judgment, writ or similar process entered or filed against us in excess of $50,000 which continues for 20 days unless consented to by the holder, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against us without stay or the delisting of our common stock. Upon the occurrence of an event of default, the note holders may by written notice demand repayment in an amount equal to the greater of (i) the then outstanding principal amount of the convertible notes, together with unpaid interest and any outstanding penalties times 140% or
(ii) the "parity value" of the default sum, where parity value means (a) the highest number of shares of common stock issuable upon conversion of the default sum, treating the trading day immediately preceding the prepayment date as the "conversion date" for the purpose of determining the lowest applicable conversion price (unless the event of default is a result of a breach in reference to a specific conversion date), multiplied by (b) the highest closing price for the common stock during the period beginning on the date of first occurrence of the event of default and ending one day prior to the prepayment date. In addition, we granted the Investors a security interest in substantially all of our assets and intellectual property pursuant to a Security Agreement and an Intellectual Property Security Agreement.

The warrants have an exercise price of $0.10 per share and expire after seven years. The Investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrants, certain issuances under our employee stock plans, or shares issued upon exercise of the warrants.

The Investors have contractually agreed to restrict their ability to convert the notes and exercise the warrants and receive shares of our common stock so that the number of shares of our common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of our common stock.

Without the prior written consent of a majority-in-interest of the Investors, subject to certain exceptions as set forth in the agreement, we may not negotiate or contract with any party to obtain additional equity financing (including debt financing with an equity component) that involves (A) the issuance of common stock at a discount to the market price of the common stock on the date of issuance (taking into account the value of any warrants or options to acquire common stock issued in connection therewith) or (B) the issuance of convertible securities that are convertible into an indeterminate number of shares of common stock or (C) the issuance of warrants during the lock-up period beginning on July 25, 2006 and ending on the later of (i) two hundred seventy (270) days from July 25, 2006 and (ii) one hundred eighty (180) days from the date the registration statement is declared effective. In addition, subject to certain exceptions as set forth in the agreement, we agreed that we would not conduct any eq uity financing (including debt with an equity component) during the period beginning on July 25, 2006 and ending two (2) years after the end of the above lock-up period unless we have first provided to each Investor an option to purchase its prorata share (based on the ratio of each Investor's purchase under the Securities Purchase Agreement) of the securities being offered in any proposed equity financing. We must provide each Investor written notice describing any proposed equity financing at least 20 business days prior to the closing and the option must be extended to each Investor for 15 days following delivery of the notice.

We agreed to file a registration statement for the shares underlying the notes and the warrants within thirty days of closing, to be declared effective within 120 days of closing. We filed an SB-2 registration statement with the Securities and Exchange Commission ("SEC") on August 25, 2006 for the securities underlying the agreement; however, we requested withdrawal of this statement on October 31, 2006. We intend to file a new SB-2 to register the underlying shares of these convertible notes and 6 million additional shares once we have cured our delinquent filings with the SEC. Because the required registration statement was not effective by the due date, we may be declared to be in default under the agreement. Further, per the agreement, we are subject to liquidated damages in the amount of 0.02% of the outstanding principal amount of the notes per month, payable in cash or common stock, until the registration is effective.

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

We also agreed to increase our number of authorized shares of common stock from 100 million to 500 million within thirty days of the agreement. From this reserved amount, we are required to have a number of common shares reserved for issuance equal to no less than two times the number issuable upon conversion of the notes and the warrants (based on the conversion price of the notes and the exercise price of the warrants in effect from time to time). If the amount reserved is below the amount to be reserved for the Investors under the agreement, we are required to take all corporate action necessary to authorize and reserve a sufficient number of shares. Under the agreement, if we fail to obtain the shareholder approval necessary to increase the number of authorized shares within thirty days following the date which the number of required reserve shares exceeds the authorized and reserved shares, we may be noticed of an event of default and required to pay the Investors liquidated damages of three (3) perce nt of the outstanding amount of the notes per month plus accrued and unpaid interest on the notes, prorated for partial months, in cash or shares at the Investor's option. We currently do not have enough shares reserved under the agreement.

The issuance costs incurred in connection with the convertible notes are deferred and being amortized to interest expense over the life of each debenture tranche.

The Company is accounting for the conversion option in the debentures and the associated warrants as derivative liabilities in accordance with SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO AND POTENTIALLY SETTLED IN A COMPANY'S OWN STOCK" and EITF No. 05-2, "THE MEANING OF "CONVENTIONAL CONVERTIBLE DEBT INSTRUMENT" IN ISSUE NO. 00-19." The Company attributed beneficial conversion features to the convertible debt using the Black-Scholes Option Pricing Model. The fair value of the conversion feature has been included as a discount to debt in the accompanying balance sheet up to the proceeds received from each tranche, with any excess charged to interest and financing expense. The discount is being amortized over the life of each debenture tranche using the interest method.

The following tables describe the valuation of the conversion feature of each tranche of the convertible debenture, using the Black Scholes pricing model on the date of each note:

                                7/27/2006       8/30/2006       1/24/2007
                                 Tranche         Tranche         Tranche
                              -------------   -------------   -------------
Approximate risk free rate        5.25%           4.80%           4.65%
Average expected life            3 years         3 years         2.5 years
Dividend yield                      0%              0%              0%
Volatility                        202.01%         201.26%        138.21%
Estimated fair value
  of conversion feature
  on date of notes             $ 1,328,118     $ 1,137,064      $ 371,193
Estimated fair value
  of conversion feature
  as of August 31, 2007        $ 1,291,543     $ 1,114,208      $ 379,472

The Company recorded the fair value of the conversion feature, aggregate of $2,836,375, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received from each tranche, with the excess of $1,336,375 charged to expense. Amortization expense related to the conversion feature discount for the quarter ended August 31, 2007 was $131,041. Remaining unamortized discount as of that date was $976,479.

        The Company also granted warrants to purchase 20,000,000 shares of common stock in connection with the financing. The warrants are exercisable at $0.10 per share for a period of seven years, and were fully vested. The warrants were originally valued at $1,987,103 using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used.



                                                       7/26/2006
                                                     -------------
Approximate risk free rate                               5.23%
Average expected life                                   7 years
Dividend yield                                             0%
Volatility                                             201.26%
Number of warrants granted                            20,000,000
Estimated fair value of total warrants granted       $ 1,987,103

        The warrants were revalued as of the date of this report at a value of $1,192,270 using the Black-Scholes Option Pricing Model. For the quarter ended August 31, 2007, the Company has reported $396,806 in other expense related to changes in its derivative liability associated with these warrants.

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


March 15, 2007 Securities Purchase Agreement ($450,000 Convertible Debt)

On March 15, 2007, we entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (the "Investors") and agreed to issue and sell (i) callable secured convertible notes up to $450,000, and (ii) warrants to acquire an aggregate of 9 million shares of our common stock. The callable secured convertible notes (4 notes, $450,000 total loan principal; 3 year term; 6% annual interest, 15% annual "default interest") are convertible into shares of our common stock at a variable conversion price based upon the applicable percentage of the average of the lowest three trading prices for the common stock during the twenty trading day period prior to conversion. The "Applicable Percentage" means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the required filing and (ii) 60% in the event that the Registration Stat ement becomes effective within ninety days from the required filing. Under the Agreement, the conversion price of the secured convertible notes will be adjusted in the event we issue securities below the fixed conversion price and may be adjusted in certain circumstances such as merger, consolidation or if we pay a stock dividend.

We received the first tranche of $120,000 on March 15, 2007, less issuance costs of $20,000, the second tranche of $110,000, less issuance costs of $10,000 on April 16, 2007, and the third tranche of $110,000 was received on May 15, 2007, less issuance costs of $10,000 and the final tranche of $110,000 was received on June 12, 2007.

We may prepay the notes in the event that no event of default exists, there are a sufficient number of shares available for conversion, and the market price is at or below $0.10 per share. Prepayment of the convertible notes is to be made in cash equal to either (i) 120% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issuance of the notes, (ii) 130% of the outstanding principal and accrued interest for prepayment occurring between 31 and 60 days following the issue dates of the notes; and (iii) 140% of the outstanding principal and accrued interest for prepayment occurring after the 60th day following the issue date of the notes. In addition, in the event that the average daily price of the common stock for each day of the month ending on any determination date is below $0.10, we may repay a portion of the outstanding principal amount of the notes equal to 101% of the principal amount divided by thirty-six plus one month's interest and this will stay all conversions for the month.

Events of default under the notes generally include failure to repay the principal or interest when due, failure to issue shares of common stock upon conversion by the holder, failure to timely file a registration statement or have such registration statement declared effective, breach of certain covenants or representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, a money judgment, writ or similar process entered or filed against us in excess of $50,000 which continues for 20 days unless consented to by the holder, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against us without stay or the delisting of our common stock. Upon the occurrence of an event of default, the note holders may demand repayment in an amount equal to the greater of (i) the then outstanding principal amount of the convertible notes, together with unpaid inter est and any outstanding penalties times 140% or (ii) the "parity value" of the default sum, where parity value means (a) the highest number of shares of common stock issuable upon conversion of the default sum, treating the trading day immediately preceding the prepayment date as the "conversion date" for the purpose of determining the lowest applicable conversion price (unless the event of default is a result of a breach in reference to a specific conversion date), multiplied by (b) the highest closing price for the common stock during the period beginning on the date of first occurrence of the event of default and ending one day prior to the prepayment date. In addition, we granted the Investors a security interest in substantially all of our assets and intellectual property pursuant to a Security Agreement and an Intellectual Property Security Agreement.

We issued seven year warrants to purchase 9,000,000 shares of our common stock at an exercise price of $0.06 per share. The Investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrants, certain issuances under our employee stock plans, or shares issued upon exercise of the warrants. Under the terms of the callable secured convertible notes and the related warrants, the callable secured convertible notes and the warrants are exercisable by any holder only to the extent that the number of shares of common stock issuable pursuant to such securities, together with the number of shares of common stock owned by such holder and its affiliates (but not including shares of common stock underlying unco nverted shares of callable secured convertible notes or unexercised portions of the warrants) would not exceed 4.99% of the then outstanding common. Per the agreement, we must file a registration statement covering two times the number of shares underlying the notes and the shares underlying the warrants, within 30 days of written demand. A penalty of .02% of the outstanding principal amount per month for each month will accrue if the registration is not effective in ninety days from filing.

Without the prior written consent of a majority-in-interest of the Investors, subject to certain exceptions as set forth in the agreement, we may not negotiate or contract with any party to obtain additional equity financing (including debt financing with an equity component) that involves (i) the issuance of common stock at a discount to the market price of the common stock on the date of issuance (taking into account the value of any warrants or options to acquire common stock issued in connection therewith) or (B) the issuance of convertible securities that are convertible into an indeterminate number of shares of common stock or (C) the issuance of warrants during the lock-up period beginning on March 15, 2007 and ending one hundred eighty (180) days from March 15, 2007. In addition, subject to certain exceptions as set forth in the agreement, we agreed that we will not conduct any equity financing (including debt with an equity component) during the period beginning on March 15, 2007 and ending two (2) years after the end of the above lock-up period unless we have first provided to each Investor an option to purchase its prorata share (based on the ratio of each Investor's purchase under the Securities Purchase Agreement) of the securities being offered in any proposed equity financing and the option must be extended to each Investor during the 15-day period following delivery of notice.

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Subject to shareholder approval, we are required to have a number of common shares reserved for issuance equal to no less than two times the number issuable upon conversion of the notes and the warrants (based on the conversion price of the notes and the exercise price of the warrants in effect from time to time). If the amount reserved is below the amount to be reserved for the Investors under the agreement, we are required to take all corporate action necessary to authorize and reserve a sufficient number of shares. Under the agreement, if we fail to obtain the shareholder approval necessary to increase the number of authorized shares within thirty days following the date which the number of required reserve shares exceeds the authorized and reserved shares, we may be noticed of default and required to pay the Investors liquidated damages of three
(3) percent of the outstanding amount of the notes per month plus accrued and unpaid interest on the notes, prorated for partial months in cash or shares at t he Investor's option.


The issuance costs incurred in connection with the convertible notes are deferred and being amortized to interest expense over the life of each debenture tranche.

The Company is accounting for the conversion option in the debentures and the associated warrants as derivative liabilities in accordance with SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO AND POTENTIALLY SETTLED IN A COMPANY'S OWN STOCK" and EITF No. 05-2, "THE MEANING OF "CONVENTIONAL CONVERTIBLE DEBT INSTRUMENT" IN ISSUE NO. 00-19." The Company attributed beneficial conversion features to the convertible debt using the Black-Scholes Option Pricing Model. The fair value of the conversion feature has been included as a discount to debt in the accompanying balance sheet up to the proceeds received from each tranche, with any excess charged to interest and financing expense. The discount is being amortized over the life of each debenture tranche using the interest method.

The following tables describe the valuation of the conversion feature of each tranche of the convertible debenture, using the Black Scholes pricing model on the date of each note:

                                3/15/2007       4/16/2007       5/15/2007      6/12/2007
                                 Tranche         Tranche         Tranche        Tranche
                              -------------   -------------   -------------  ------------
Approximate risk free rate         4.47%           4.80%           4.87%         5.13%
Average expected life             3 years         3 years         3 years       3 years
Dividend yield                       0%              0%              0%            0%
Volatility                        182.97%         193.30%         193.30%       235.23%
Estimated fair value
  of conversion feature
  on date of notes              $ 237,789        $ 218,638       $ 218,638     $ 214,099
Estimated fair value
  of conversion feature
  as of August 31, 2007         $ 228,297        $ 210,565       $ 211,167     $ 211,764

The Company recorded the fair value of the conversion feature, aggregate of $889,164, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received from each tranche, with the excess of $439,164 charged to expense. Amortization expense related to the conversion feature discount for the quarter ended August 31, 2007 was $36,402. Remaining unamortized discount as of that date was $398,931.

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

        The warrants were revalued as of the date of this report at a value of $538,320 using the Black-Scholes Option Pricing Model. For the quarter ended August 31, 2007, the Company has reported $179,302 in other expense related to changes in its derivative liability associated with these warrants.

July 30, 2007 Callable Secured Convertible Note ($110,000 Convertible Debt)

On July 30, 2007, the Company issued a callable secured convertible note in the amount of $110,000. This note was issued under the same terms as the 6% $450,000 Convertible Debt above (the March 15, 2007 Securities Purchase Agreement).

The issuance cost of $10,000 incurred in connection with the convertible note is deferred and being amortized to interest expense over the life of the note.

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The Company is accounting for the conversion option in the debenture as derivative liabilities in accordance with SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO AND POTENTIALLY SETTLED IN A COMPANY'S OWN STOCK" and EITF No. 05-2, "THE MEANING OF "CONVENTIONAL CONVERTIBLE DEBT INSTRUMENT" IN ISSUE NO. 00-19." The Company attributed beneficial conversion features to the convertible debt using the Black-Scholes Option Pricing Model. The fair value of the conversion feature has been included as a discount to debt in the accompanying balance sheet up to the proceeds received from the note, with any excess charged to interest and financing expense. The discount is being amortized over the life of the note using the interest method.

The following tables describe the valuation of the conversion feature of the convertible debenture, using the Black Scholes pricing model on the date of the note:

                                7/30/2007
                              -------------
Approximate risk free rate         4.57%
Average expected life             3 years
Dividend yield                       0%
Volatility                        236.86%
Estimated fair value
  of conversion feature
  on date of notes              $ 214,244
Estimated fair value
  of conversion feature
  as of August 31, 2007         $ 212,517

The Company recorded the fair value of the conversion feature at $214,244, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received, with the excess of $104,244 charged to expense. Amortization expense related to the conversion feature discount for the quarter ended August 31, 2007 was $3,215. Remaining unamortized discount as of that date was $106,785.

EVENTS OF DEFAULT UNDER NOTE AGREEMENTS

The Company has committed various acts which constitute events of default under its Securities Agreements dated July 25, 2006, and March 15, 2007 (and the notes thereunder with a total principal balances of $2,060,000). The Company has received assurance from counsel for the investors that the investors have not placed the Company in default under the notes and therefore the Company does not consider itself in default. There can be no assurance that the investors will not declare a default in the future. Should such notice of default be received by the Company, its liabilities would increase dramatically due to the penalties, reset provisions, and other damages specified in the transaction documents. The increase in liabilities attributed to a notice of default under the transaction documents could exceed the Company's current market capitalization and affect negatively on its financial condition by $7-13 million dollars. The debentures are collateralized by the Company's assets and, in the event if the Company is unable to repay or restructure these debentures when required, there is no assurance that the holders of the debentures will not institute legal proceedings to recover the amounts owed including foreclosure on the Company's assets.


DERIVATIVE LIABILITIES

In accordance with EITF 00-19, the conversion feature of each convertible debenture and the stock warrants issued in conjunction with convertible debentures have been included as long-term liabilities and were originally valued at fair value at the date of issuance. As a liability, the convertible features and the stock warrants are revalued each period until and unless the debt is converted. As of August 31, 2007, the fair values of the conversion feature and the stock warrants aggregated to $5,799,375. The Company recorded expense of $573,779 related to the change in fair value from the last date of valuation of the convertible debt to August 31, 2007. This amount is recorded as "Change in Derivative Liabilities" a component of other income in the accompanying consolidated statement of operations. If the debt is converted prior to maturity, the carrying value will be transferred to equity.

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

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - PREFERRED STOCKS

On December 7, 2005, the Company had a reverse stock split of 3 to 1 for all issued and outstanding preferred shares and converted all classes of preferred shares into Series A preferred stock. The Company is authorized to issue 40,000,000 shares of no par value Series A preferred stock. As of August 31, 2007, the Company had 16,078,991 shares of preferred stock Series A issued and outstanding. No dividends shall accrue or be payable on the Series A preferred stocks. The Company has the right to redeem each share of Series A preferred stock for $1; however, there is no obligation for this redemption. Each share of Series A preferred stock is entitled to vote on all matters with holders of the common stock; however, each Series A preferred stock is entitled to 1 vote. Each share of Series A preferred stock is convertible, at the option of the holder and subject to a 65 day written notice to the Company, at any time after the date of the issuance into 1 share of fully paid and non-assessable share of common stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series A preferred stock shall be entitled to be paid $1 per share before any payments or distribution of assets of the Company to the holders of the common stock or any other equity securities of the Company.

During the quarter ending August 31, 2007, holders of the Company's Series A preferred stock converted 500,000 shares of their Series A preferred stock into 500,000 shares of the Company's common stock.

On May 21, 2006, the Company and a subscriber entered into an Investment Contract (the "Contract") in which the subscriber agreed to purchase 3 million shares of the Company's restricted series A preferred shares at a price of $0.0733 per share or $220,000. Under the Contract, these shares are to be registered by the Company on Form SB-2. Such registration has not occurred. As of August 31, 2007, all 3 million shares of restricted series A preferred shares were issued and a subscription receivable of $220,000 was recorded against the Company's equity.

NOTE 7 - COMMON STOCK

On October 31, 2005, the Board approved a reverse split to reduce the authorized common shares to 100 million and also approved the reverse split of 40 to 1 outstanding and issued common shares; the effective date was on December 7, 2005. The accompanying consolidated financial statements reflect the reverse stock split.

On June 15, 2007, the Company entered into an Investment Contract with an existing shareholder to purchase 2,500,000 shares of its restricted common stock for a price of $50,000 ($0.02 per share). The purchase price was payable in full on or before September 15, 2007. The Investor paid $5,000 as of August 31, 2007. The remaining $45,000 has been booked as a stock subscription receivable. The remaining $45,000 was paid in September of 2007.


NOTE 8 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                    For the three months ended
                                                           August 31,
                                                ---------------------------------
                                                     2007              2006
     Numerator:
       Net Loss                                  $(1,377,336)      $(2,766,114)
     Denominator:
       Weighted Average Number of Shares          37,766,443        22,207,208
                                             ---------------    ---------------
     Net loss per share-Basic and Diluted    $         (0.04)       $    (0.12)

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - NET LOSS PER SHARE (CONTINUED)

As the Company incurred a net loss for the three months ended August 31, 2007 and 2006, it has excluded from the calculation of diluted net loss per share approximately 121,162,326 and 26,083,333 shares, respectively. These shares represent the Series A preferred stock, outstanding warrants and assume that all convertible notes could be converted at the market price as of August 31, 2007 and 2006, respectively.


NOTE 9 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment detailed information of the reportable segment is not presented.


NOTE 10 - RELATED PARTY TRANSACTIONS

The Company had notes payable to its CEO, Scott Sand, in the amounts of $92,829 and $6,886 as of August 31, 2007 and 2006, respectively. Interest on the loan was accrued at 6% for the quarter ended August 31, 2006. The bulk of the balance due as of August 31, 2007 was a result of business expenses paid by Mr. Sand on his personal credit cards. The Company will record interest in the amount of finance charges on the credit cards. The related accrued interest of $4,988 is included in the note balance as of August 31, 2007. In addition to the note amounts, the Company also has accrued salary expense payable to Mr. Sand in the amounts of $163,356 and $112,000 as of August 31, 2007 and 2006, respectively.

NOTE 11 - LEASE OBLIGATION

The Company leases its administrative office under a two unsecured leases agreement which expire on April 1, 2008 and December 31, 2009. The Company also maintains a corporate office under a month-to-month lease agreement. As of August 31, 2007, the remaining lease obligation is as follows:

                     Year Ending                Lease
                               May 31, Obligation
                   ---------------------------------------
                         2008                $      9,200
                         2009                       9,300
                         2010                       5,425
                                             ------------
                                             $     23,925
                                             ============

The total rent expense for the quarter ended August 31, 2007 was $7,850.

NOTE 12 - INTANGIBLE ASSETS

The Company has recorded patents at a cost of $67,345. This represents legal costs of filing for patents and the purchase of the exclusive rights for a patent with common stock valued at $60,000.


NOTE 13 - GUARANTEES

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of August 31, 2007.

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

Oxyview (TM), has a U.S. (as well as in the People's Republic of China, Japan and Europe) patent and trademark pending, and is a pneumatic gauge that provides visual safety warning of oxygen flow to hospitalized patients. This product is designed to enhance the safety, assurance and accuracy of hospitalized patients being administered oxygen from any source. Oxyview (TM) is a lightweight pneumatic gauge that is attached to the oxygen tubing just below the neck. It informs the nursing staff of oxygen flow rate near the patient. It is designed to quickly inform the hospital staff of any leak or inaccuracy between the delivery source and the patient.

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

Our business plan for the remainder of fiscal year ending May 31, 2008 is to continue our efforts to increase the market share for Secure Balance(TM) and to continue with the world-wide sales of one of our BAFI(TM) product lines, OxyView(tm). We will also continue to develop OxyAlert(TM) if funds allow. The marketing costs incurred to increase the sales of OxyView(TM) could be quite substantial.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2007
COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2006

We reported gross sales of $117,471 in the quarter ended August 31, 2007. Our total sales fell 38% from sales of $189,158 in the quarter ended August 31, 2006. Our sales decrease was attributable to less sales of our Secure Balance
(TM) product. Our Secure Balance (TM) sales were $75,695 in the current quarter, compared to $189,158 in the quarter ended August 31, 2006. Secure Balance (TM) sales accounted for 64% of our current quarter's sales and 100% of the sales in the quarter ended August 31, 2006. Management attributes the drop in Secure Balance(TM) sales in comparison to a year ago to a change in billing practices of Medicare. The government "changed" the rules, telling physicians that they could not utilize the balance therapy equipment in their offices without having a licensed physical therapist on hand while the equipment was in use. Therefore, for a period of time, only physicians willing to bring physical therapists into their offices were willing to purchase or lease Secure Balance(TM). However, after an outcry from physicians, management has learned that Medicare's decision has been reversed. It is management's understanding that now Secure Balance(TM) can be utilized by physicians, in their offices without the need to have a physical therapist present, as long as the use is "incident" to their practices. As a result, management expects Secure Balance(TM) sales to increase. Further, our sales of Oxyview (TM) are anticipated to continue to increase from the current quarter's sales as we expand sales channels. After shipping our first sale of Oxyview (TM) in November of 2006, our sales of Oxyview (TM) were $40,544 in the quarter ended August 31, 2007. We also reported $132 in sales of supplies and $1,100 in freight charges that we collected and recorded as income in the quarter ended August 31, 2007.

Our total cost of sales was $67,413 in the quarter ended August 31, 2007 and our gross profit was $50,058 (a gross margin of 42.6%). We reported cost of sales of $115,547 in the quarter ended August 31, 2006 with a gross profit of $73,611 (a gross margin of 38.9%). We anticipate that our gross margin will continue to improve as we increase our Oxyview (TM) sales which generates a higher gross margin than our Secure Balance (TM) sales. The cost of sales for our Oxyview
(TM) sales was $10,642 which generated a gross profit of $29,902 (a gross margin of 73.8%). Secure Balance sales in the quarter ended August 31, 2007 generated a gross margin of 25% (cost of sales of $56,771 generating a gross profit of $18,924).

Our selling, general and administrative expenses were $406,694 in the quarter ended August 31, 2007. This was an increase of approximately 23.6% from the selling, general and administrative expenses of $329,104 reported in the quarter ended August 31, 2006. The increase in SG&A is primarily attributable to expenses associated with the marketing and development of sales channels for the Oxyview (TM) product.

Our interest expense for the quarter ended August 31, 2007 was $446,911. This was a decrease of 87.4% from the interest expense of $3,540,915 in the quarter ended August 31, 2006. The vast majority of our interest expense related to the accounting treatment of the convertible feature of the notes payable. The interest expense relating to financing costs in the quarters ended August 31, 2007 and 2006 were $411,273 and $3,523,545, respectively. The interest expense accrued on the notes payable and other interest paid in the quarters ended August 31, 2007 and 2006 were $35,638 and $17,370, respectively.

We recorded expense due to the change in our derivative liability in the amount of $573,779 in the quarter ended August 31, 2007. This is compared to the income that we reported in the amount of $1,031,094 in the quarter ended August 31, 2006. This expense and income was a result of the Company's treatment of certain convertible notes payable and warrants. The Company is required to value the convertible feature of each convertible note and also value the warrants when they are issued. The valuation was done again as of August 31, 2007 and 2006. Any increases in these values, which are based on a Black Scholes valuation, have been recorded as expense and decreases are recorded as income.

We have not generated net profit to date and therefore have not paid any federal income taxes since inception. We paid $10 and $800 in state taxes in the quarters ended August 31, 2007 and 2006, respectively. We estimate that our federal tax net operating loss carryforward will be approximately $4.6 million as of May 31, 2007, the end of our last fiscal year. This carryforward was equal to $3,009,598 as of May 31, 2006. The loss carryforward will begin to expire in 2019, if not utilized. Our ability to utilize our net operating loss and tax credit carryforwards may be limited in the event of a change in ownership.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2007, our current assets totaled $178,912 (including cash of $7,762, accounts receivable of $78,090, inventory of $74,953 and prepaid expenses of $18,107). Total current liabilities were $466,114, consisting of $80,654 in accounts payable, $269,742 in accrued expense, $8,350 in taxes payable, $92,829 in an officer's loan and $14,539 representing the current portion of long-term debt. We had $117,471 of sales in the quarter ended August 31, 2007, sales of convertible debentures on which we netted $200,000 and sales of common stock on which we netted $74,800. Our finances were assisted by deferments from our CEO and Chairman Scott R. Sand. Mr. Sand accrued $50,000 in salary in the quarter. As of August 31, 2007, we owed Mr. Sand $163,356 in accrued salary and an additional $92,829 for expenses that he has paid on behalf of the Company.

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

SIGNIFICANT FINANCING

July 25, 2006 Securities Purchase Agreement

On July 25, 2006, we entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (the "Investors") and agreed to issue and sell (i) callable secured convertible notes up to $2 million, and (ii) warrants to acquire an aggregate of 20 million shares of our common stock. The notes bear interest at 6% per annum (15% "default interest" per annum), and mature three years from the date of issuance. The notes are convertible into our common stock at the applicable percentage of the average of the lowest three trading prices for our shares of common stock during the twenty trading day period prior to conversion. The applicable percentage is 50%; however, the percentage shall be increased to: (i) 55% in the event that a Registration Statement is filed within thirty days from July 25, 2006, and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from July 26, 2006. Since we did not have a Registration Statement become effective within one hundred and twenty days of July 25, 2006, the applicable percentage is 50%. Under the agreement, the conversion price of the secured convertible notes will be adjusted in the event we issue securities below the fixed conversion price and may be adjusted in certain circumstances such as merger, consolidation or if we pay a stock dividend. At May 31, 2007, only $1.5 million of the convertible notes were funded.

We received the first tranche of $700,000 on July 27, 2006, less issuance costs of $295,200, the second tranche of $600,000, less issuance costs of $13,000 on August 30, 2006, and the third tranche of $200,000 was received on January 24, 2007.

We may prepay the notes in the event that no event of default exists, there are a sufficient number of shares available for conversion, and the market price is at or below $0.10 per share. Prepayment of the convertible notes is to be made in cash equal to 140% of the outstanding principal and accrued interest (for prepayment occurring after the 60th day following the issue date of the notes). In addition, in the event that the reported average daily price of the common stock for each day of the month ending on any determination date is below $0.10, we may repay a portion of the outstanding principal amount of the notes equal to 101% of the principal amount divided by thirty-six plus one month's interest and this will stay all conversions for the month.

Events of default under the notes generally include failure to repay the principal or interest when due, failure to issue shares of common stock upon conversion by the holder, failure to timely file a registration statement or have such registration statement declared effective, breach of certain covenants or representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, a money judgment, writ or similar process entered or filed against us in excess of $50,000 which continues for 20 days unless consented to by the holders, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against us without stay or the delisting of our common stock. Upon the occurrence of an event of default, the note holders may by written notice demand repayment in an amount equal to the greater of (i) the then outstanding principal amount of the convertible notes, toget her with unpaid interest and any outstanding penalties times 140% or (ii) the "parity value" of the default sum, where parity value means (a) the highest number of shares of common stock issuable upon conversion of the default sum, treating the trading day immediately preceding the prepayment date as the "conversion date" for the purpose of determining the lowest applicable conversion price (unless the event of default is a result of a breach in reference to a specific conversion date), multiplied by (b) the highest closing price for the common stock during the period beginning on the date of first occurrence of the event of default and ending one day prior to the prepayment date. In addition, we granted the Investors a security interest in substantially all of our assets and intellectual property pursuant to a Security Agreement and an Intellectual Property Security Agreement.

The warrants have an exercise price of $0.10 per share and expire after seven years. The Investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrants, certain issuances under our employee stock plans, or shares issued upon exercise of the warrants.

The Investors have contractually agreed to restrict their ability to convert the notes and exercise the warrants and receive shares of our common stock so that the number of shares of our common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of our common stock.

Without the prior written consent of a majority-in-interest of the Investors, subject to certain exceptions as set forth in the agreement, we may not negotiate or contract with any party to obtain additional equity financing (including debt financing with an equity component) that involves (A) the issuance of common stock at a discount to the market price of the common stock on the date of issuance (taking into account the value of any warrants or options to acquire common stock issued in connection therewith) or (B) the issuance of convertible securities that are convertible into an indeterminate number of shares of common stock or (C) the issuance of warrants during the lock-up period beginning on July 25, 2006 and ending on the later of (i) two hundred seventy (270) days from July 25, 2006 and (ii) one hundred eighty (180) days from the date the registration statement is declared effective. In addition, subject to certain exceptions as set forth in the agreement, we agreed that we would not conduct any eq uity financing (including debt with an equity component) during the period beginning on July 25, 2006 and ending two (2) years after the end of the above lock-up period unless we have first provided to each Investor an option to purchase its prorata share (based on the ratio of each Investor's purchase under the Securities Purchase Agreement) of the securities being offered in any proposed equity financing. We must provide each Investor written notice describing any proposed equity financing at least 20 business days prior to the closing and the option must be extended to each Investor for 15 days following delivery of the notice.

We agreed to file a registration statement for the shares underlying the notes and the warrants within thirty days of closing, to be declared effective within 120 days of closing. We filed an SB-2 registration statement with the Securities and Exchange Commission ("SEC") on August 25, 2006 for the securities underlying the agreement; however, we requested withdrawal of this statement on October 31, 2006. We intend to file a new SB-2 to register the underlying shares of these convertible notes and 6 million additional shares once we have cured our delinquent filings with the SEC. Because the required registration statement was not effective by the due date, we may be declared to be in default under the agreement. Further, per the agreement, we are subject to liquidated damages in the amount of 0.02% of the outstanding principal amount of the notes per month, payable in cash or common stock, until the registration is effective.

We also agreed to increase our number of authorized shares of common stock from 100 million to 500 million within thirty days of the agreement. From this reserved amount, we are required to have a number of common shares reserved for issuance equal to no less than two times the number issuable upon conversion of the notes and the warrants (based on the conversion price of the notes and the exercise price of the warrants in effect from time to time). If the amount reserved is below the amount to be reserved for the Investors under the agreement, we are required to take all corporate action necessary to authorize and reserve a sufficient number of shares. Under the agreement, if we fail to obtain the shareholder approval necessary to increase the number of authorized shares within thirty days following the date which the number of required reserve shares exceeds the authorized and reserved shares, we may be noticed of an event of default and required to pay the Investors liquidated damages of three (3) perce nt of the outstanding amount of the notes per month plus accrued and unpaid interest on the notes, prorated for partial months, in cash or shares at the Investor's option. We currently do not have enough shares reserved under the agreement.


March 15, 2007 Securities Purchase Agreement

On March 15, 2007, we entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (the "Investors") and agreed to issue and sell (i) callable secured convertible notes up to $450,000, and (ii) warrants to acquire an aggregate of 9 million shares of our common stock. The callable secured convertible notes (4 notes, $450,000 total loan principal; 3 year term; 6% annual interest, 15% annual "default interest") are convertible into shares of our common stock at a variable conversion price based upon the applicable percentage of the average of the lowest three trading prices for the common stock during the twenty trading day period prior to conversion. The "Applicable Percentage" means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the required filing and (ii) 60% in the event that the Registration Stat ement becomes effective within ninety days from the required filing. Under the agreement, the conversion price of the secured convertible notes will be adjusted in the event we issue securities below the fixed conversion price and may be adjusted in certain circumstances such as merger, consolidation or if we pay a stock dividend.

We received the first tranche of $120,000 on March 15, 2007, less issuance costs of $20,000, the second tranche of $110,000, less issuance costs of $10,000 on April 16, 2007, and the third tranche of $110,000 was received on May 15, 2007, less issuance costs of $10,000 and the final tranche of $110,000 was received on June 12, 2007.

We may prepay the notes in the event that no event of default exists, there are a sufficient number of shares available for conversion, and the market price is at or below $0.10 per share. Prepayment of the convertible notes is to be made in cash equal to either (i) 120% of the outstanding principal and accrued interest for prepayments occurring with 30 days following the issuance of the notes, (ii) 130% of the outstanding principal and accrued interest for prepayment occurring between 31 and 60 days following the issue dates of the notes; and (iii) 140% of the outstanding principal and accrued interest for prepayment occurring after the 60th day following the issue date of the notes. In addition, in the event that the average daily price of the common stock for each day of the month ending on any determination date is below $0.10, we may repay a portion of the outstanding principal amount of the notes equal to 101% of the principal amount divided by thirty-six plus one month's interest and this will stay al l conversions for the month.

Events of default under the notes generally include failure to repay the principal or interest when due, failure to issue shares of common stock upon conversion by the holder, failure to timely file a registration statement or have such registration statement declared effective, breach of certain covenants or representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, a money judgment, writ or similar process entered or filed against us in excess of $50,000 which continues for 20 days unless consented to by the holders, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against us without stay or the delisting of our common stock. Upon the occurrence of an event of default, the note holders may demand repayment in an amount equal to the greater of (i) the then outstanding principal amount of the convertible notes, together with unpaid inte rest and any outstanding penalties times 140% or (ii) the "parity value" of the default sum, where parity value means (a) the highest number of shares of common stock issuable upon conversion of the default sum, treating the trading day immediately preceding the prepayment date as the "conversion date" for the purpose of determining the lowest applicable conversion price (unless the event of default is a result of a breach in reference to a specific conversion date), multiplied by (b) the highest closing price for the common stock during the period beginning on the date of first occurrence of the event of default and ending one day prior to the prepayment date. In addition, we granted the Investors a security interest in substantially all of our assets and intellectual property pursuant to a Security Agreement and an Intellectual Property Security Agreement.

We issued seven year warrants to purchase 9,000,000 shares of our common stock at an exercise price of $0.06 per share. The Investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrants, certain issuances under our employee stock plans, or shares issued upon exercise of the warrants. Under the terms of the callable secured convertible notes and the related warrants, the callable secured convertible notes and the warrants are exercisable by any holder only to the extent that the number of shares of common stock issuable pursuant to such securities, together with the number of shares of common stock owned by such holder and its affiliates (but not including shares of common stock underlying unco nverted shares of callable secured convertible notes or unexercised portions of the warrants) would not exceed 4.99% of the then outstanding common. Per the agreement, we must file a registration statement covering two times the number of shares underlying the notes and the shares underlying the warrants, within 30 days of written demand. A penalty of .02% of the outstanding principal amount per month for each month will accrue if the registration is not effective in ninety days from filing.

Without the prior written consent of a majority-in-interest of the Investors, subject to certain exceptions as set forth in the agreement, we may not negotiate or contract with any party to obtain additional equity financing (including debt financing with an equity component) that involves (i) the issuance of common stock at a discount to the market price of the common stock on the date of issuance (taking into account the value of any warrants or options to acquire common stock issued in connection therewith) or (B) the issuance of convertible securities that are convertible into an indeterminate number of shares of common stock or (C) the issuance of warrants during the lock-up period beginning on March 15, 2007 and ending one hundred eighty (180) days from March 15, 2007. In addition, subject to certain exceptions as set forth in the agreement, we agreed that we will not conduct any equity financing (including debt with an equity component) during the period beginning on March 15, 2007 and ending two (2) years after the end of the above lock-up period unless we have first provided to each Investor an option to purchase its prorata share (based on the ratio of each Investor's purchase under the Securities Purchase Agreement) of the securities being offered in any proposed equity financing and the option must be extended to each Investor during the 15-day period following delivery of notice.

Subject to shareholder approval, we are required to have a number of common shares reserved for issuance equal to no less than two times the number issuable upon conversion of the notes and the warrants (based on the conversion price of the notes and the exercise price of the warrants in effect from time to time). If the amount reserved is below the amount to be reserved for the Investors under the agreement, we are required to take all corporate action necessary to authorize and reserve a sufficient number of shares. Under the agreement, if we fail to obtain the shareholder approval necessary to increase the number of authorized shares within thirty days following the date which the number of required reserve shares exceeds the authorized and reserved shares, we may be noticed of default and required to pay the Investors liquidated damages of three
(3) percent of the outstanding amount of the notes per month plus accrued and unpaid interest on the notes, prorated for partial months in cash or shares at t he Investor's option.

On July 30, 2007, we issued a callable secured convertible note in the amount of $110,000. This note was issued under the same terms as the 6% $450,000 Convertible Debt described above (the March 15, 2007 Securities Purchase Agreement).

The foregoing is a general description of the securities purchase agreements and related obligations, copies of the July 25, 2006 agreements were filed as exhibits to our Current Report on Form 8-K, filed with the SEC on August 8, 2006 and copies of the March 15, 2007 agreements were filed as exhibits to our Form 10-KSB, filed with the SEC on August 29, 2007. Under the transaction documents, we have committed various acts and failed to timely perform other acts that constitute events of default under the transaction documents. We have received assurance from counsel for the investors that "You are not in default. We [the investors] have to put you into default and we have not." There can be no assurance that the investors will not declare a default in the future. Our stockholders should be aware that if the investors provide written notice of default to us, then our liabilities would increase dramatically due to the penalties, reset provisions, and other damages specified in the transaction documents. The increase in liabilities attributed to a notice of default under the transaction documents could exceed our current market capitalization and affect negatively our financial condition by $7-13 million dollars. The debentures are collateralized by our assets and, in the event if we are unable to repay or restructure these debentures, there is no assurance that the holders of the debentures will not institute legal proceedings to recover the amounts owed including foreclosure on our assets.

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

RISKS RELATED TO OUR BUSINESS:

WE HAVE A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We have experienced significant operating losses in each period since our inception. As of August 31, 2007, we have incurred total accumulated losses of $14,938,807. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in the development of our products and from general and administrative costs associated with operations. We expect to incur increasing operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

WE HAVE RELIED ON CAPITAL CONTRIBUTED BY RELATED PARTIES, AND SUCH CAPITAL MAY NOT BE AVAILABLE IN THE FUTURE.

The Company has relied on loans and compensation deferrals from our CEO and Chairman, Scott R. Sand, and investment in the form of convertible notes payable from various individuals and entities to sustain the Company from 1999 into the current fiscal year. Although we have paid much of these loans from Mr. Sand back, we may be unable to repay the remainder as planned and may have to look again to Mr. Sand for assistance in financing. There is no guarantee that Mr. Sand will have financial resources available to assist in our funding. Mr. Sand's executive compensation continues to accrue; currently we are obligated to pay him $200,000 per year under his employment contract with the Company. As of August 31, 2007, the Company owes Mr. Sand $163,356 under his employment contract and also owes him $92,829 in loans made to the Company. If future capital is not available from Mr. Sand or other third parties in the future, the Company's operations may be negatively affected.

OUR BAFI PRODUCTS MAY NOT BE SUCCESSFULLY DEVELOPED OR COMMERCIALIZED, WHICH WOULD HARM US AND FORCE US TO CURTAIL OR CEASE OPERATIONS.

We are a relatively new company and most of our BAFI(TM) product line is still in the late stages of development as we still need manufacturing prototypes. Of the BAFI(TM) products, only Oxyview (TM) is currently being marketed and sold. Our Oxyview (TM) sales for the quarter ended August 31, 2007 were $40,544. These products, once marketing commences, may not be successfully developed or commercialized on a timely basis, or at all. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of these products or other potential products, or if our products do not achieve a significant level of market acceptance, we would be forced to curtail or cease operations. Even if we develop our products for commercial use, we may not be able to develop products that:

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

OUR QUARTERLY OPERATING RESULTS WILL FLUCTUATE

Our quarterly operating results will fluctuate for many reasons, including:

      o our ability to retain existing customers, attract new customers and satisfy our customers' demands;
      o our ability to acquire merchandise, manage our inventory and fulfill orders;
      o changes in gross margins of our current and future products, services, and markets;
      o introduction of our new sites, services and products or those of competitors;
      o changes in usage of the Internet and online services and consumer acceptance of the Internet and online commerce;
      o timing of upgrades and developments in our systems and infrastructure;
      o     the level of traffic on our Web site;
      o the effects of acquisitions and other business combinations, and related integration;
      o     technical difficulties, system downtime or Internet brownouts;
      o     our ability to properly anticipate demand;
      o our ability to prevent fraud perpetrated by third parties through credit card transactions, and payments transactions;
      o     our level of merchandise returns;
      o disruptions in service by common shipping carriers due to strikes or otherwise;
      o     disruption of our ongoing business;
      o     problems retaining key technical and managerial personnel;
      o expenses associated with amortization of goodwill and other purchased intangible assets;
      o additional operating losses and expenses of acquired businesses, if any;
      o impairment of relationships with existing employees, customers and business partners.

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

RISKS RELATING TO OUR CURRENT FINANCING AGREEMENTS:

EVENTS OF DEFAULT UNDER OUR CONVERTIBLE DEBENTURES

As previously disclosed in our current reports on Form 8-K filed August 8, 2006, and March 16, 2007, we entered a series of agreements to obtain financing during the last 18 months. Under the transaction documents, we have committed various acts and failed to timely perform other acts that constitute events of default under the transaction documents. We have received assurance from counsel for the investors that "You are not in default. We [the investors] have to put you into default and we have not." There can be no assurance that the investors will not declare a default in the future. Our stockholders should be aware that if the investors provide written notice of default to us, then our liabilities would increase dramatically due to the penalties, reset provisions, and other damages specified in the transaction documents. The increase in liabilities attributed to a notice of default under the transaction documents could exceed our current market capitalization and affect negatively our financial condi tion by $7-13 million dollars. The debentures are collateralized by our assets and, in the event if we are unable to repay or restructure these debentures, there is no assurance that the holders of the debentures will not institute legal proceedings to recover the amounts owed including foreclosure on our assets.


THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR CONVERTIBLE DEBENTURES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES TO THE HOLDERS, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

Our obligation to issue shares upon conversion of our convertible securities under the June 2006 and March 2007 agreements is essentially limitless.

The following table shows the effect on the number of shares issuable upon full conversion ($2,060,000 aggregate principal)(without taking into account the 4.99% limitation or any interest, penalties, events of default or other amounts under the notes), in event our common stock price declines by 25%, 50% and 75% from the trading price at August 31, 2007.

                               PRICE DECREASES BY
--------------------------------------------------------------------------------
                        8/31/07       25%            50%            75%
                        -----------   ----------     -----------    -----------
Common Stock Price(1)   0.0503        0.0377         0.0252         0.0126

Conversion Price (2)    0.0252        0.0189         0.0126         0.0063

100% Conversion Shares  81,746,032    108,994,709    163,492,064    326,984,127



 (1) Represents the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period prior to August 31, 2007 as calculated pursuant to the agreements
(2) Assuming 50% applicable percentage

The issuance of shares upon conversion of the convertible debentures and exercise of warrants may result in substantial dilution to the interests of other stockholders since the holders of such securities may ultimately convert and sell the full amount issuable on conversion. Although the holders of our convertible debentures and warrants may not convert and/or exercise such securities if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent them from converting and/or exercising some of their holdings, selling the stock and then converting the rest of their holdings. In this way, the holders of our convertible debentures, and warrants could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of all holders of our common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. The sale of these shares may adversely affect the market price of our common stock.

IF WE ARE REQUIRED FOR ANY REASON TO REPAY OUR OUTSTANDING CONVERTIBLE DEBENTURES, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE CONVERTIBLE DEBENTURES, IF REQUIRED, COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIAL ASSETS.

We have entered into convertible debenture agreements that total $2,135,000. Unless sooner converted into shares of our common stock, we are required to repay the convertible debentures. To do so, we would be required to use our working capital, if any at that time, and/or raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us to recover the amounts due. Any such action may require us to curtail or cease operations.

RISKS RELATED TO OUR COMMON STOCK:

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

Most of our common shares have been held by our shareholders for periods of one or two years or longer. As of August 31, 2007, we have 21,668,119 unrestricted shares issued. We will undoubtedly have unrestricted shares issued in the future. There is no way to control the sale of these shares on the secondary market. The resale of these unrestricted shares might adversely affect our stock price.

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

WE MAY ISSUE PREFERRED STOCK IN THE FUTURE, AND THE TERMS OF THE PREFERRED STOCK MAY REDUCE THE VALUE OF YOUR COMMON STOCK.

We are authorized to issue up to 40,000,000 shares of Series A Preferred Stock. The Series A is convertible upon 65 days written notice into one share of common stock and votes with the common stock on an as converted basis. Our Board of Directors are able to determine the terms of preferred stock without further action by our stockholders. We have issued 16,078,991 shares of preferred stock as of August 31, 2007. To the extent we issue preferred stock, it could affect your rights or reduce the value of your common stock.

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

A SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

If our shareholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, or conversion of convertible notes or Series A Preferred Stock, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. As of August 31, 2007, 21,668,119 shares of our issued common stock are unrestricted and 21,868,991 shares are restricted (but many may be eligible to have restrictions lifted).

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended August 31, 2007, we sold the following securities without registration under the Securities Act of 1933 in reliance on the exemption contained in Section 4(2) and Regulation D promulgated thereunder:

Common Stock
-------------

Previously Reported.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS

(All exhibits with original signatures are contained in the corporate office files of Ingen Technologies, Inc. ("Ingen"))

Exhibit No.     Document Description
-----------     --------------------

10.1 Agreement between Ingen Technologies, Inc. and GV Product and Engineering, Inc. dated January 1, 2007.

10.2            Agreement between Ingen Technologies, Inc. and Christopher A.
                Wirth dated June 1, 2007

10.3 Form of Callable Convertible Secured Note by and among the Company and the Investors under Securities Purchase Agreement dated March 15, 2007 (notes dated March 15, April 15 and
                June 14, 2007)

10.4 Form of Callable Convertible Secured Note by and among the Company and the Investors dated July 30, 2007

31.1            Certification of Chief Executive Officer as required pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002

31.2           Certification of Chief Financial Officer as required pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002

32.3 Certification of Chief Executive Officer and Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INGEN TECHNOLOGIES, INC.


October 22, 2007                           /s/ Scott R. Sand
                                          -------------------------------------
                                          Scott R. Sand
                                          Chief Executive Officer and Chairman


October 22, 2007                           /s/ Thomas J. Neavitt
                                          -------------------------------------
                                          Thomas J. Neavitt
                                          Secretary and Chief Financial Officer