Form 10QSB
period 2007-11-30
Ingen Technologies, Inc.
filed 2008-01-18
CIK 861058

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007

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

At January 15, 2008, 56,008,474 shares of the registrant's common stock (no par value) were outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 YES / / NO /X/

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

                         PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS FOR QUARTER ENDED NOVEMBER 30, 2007


CONSOLIDATED BALANCE SHEET (UNAUDITED)
---------------------------------------------------------------------------------------------

                                                                           AS OF NOVEMBER 30,
                                                                                 2007
                                                                             ------------
                                     ASSETS
Current Assets
  Cash                                                                       $      1,161
  Accounts receivable                                                              15,271
  Inventory                                                                        74,943
  Prepaid expenses                                                                 10,481
                                                                             ------------
      Total current assets                                                        101,856
                                                                             ------------

Property and equipment, net of accumulated depreciation
   of $148,716                                                                    258,900

Debt issue cost, net of accumulated amortization of $138,242                      229,958
Other assets                                                                       68,895
                                                                             ------------

    TOTAL ASSETS                                                             $    659,609
                                                                             ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable                                                           $    201,726
  Accrued expenses                                                                348,833
  Taxes payable                                                                     8,350
  Current portion of long-term debt                                                14,539
  Short-term note                                                                  10,733
  Officer's loans                                                                 100,850
                                                                             ------------
    Total current liabilities                                                     685,031
                                                                             ------------

Long-term Liabilities
  Note payable                                                                     94,333
  Convertible notes payable, net of unamortized discount of $1,343,747            791,253
  Derivative liabilities                                                        5,037,714
                                                                             ------------
    Total long-term liabilities                                                 5,923,300
                                                                             ------------

Stockholders' deficit
  Preferred stock Series A, no par value, 40,000,000
     authorized; and 16,078,991 issued and outstanding
     as of November 30, 2007                                                      673,313
  Common stock, no par value, 100,000,000 shares authorized;
     43,747,110 issued and outstanding as of
     November 30, 2007                                                         12,586,549
  Series A preferred stock subscription receivable                               (220,000)
  Accumulated deficit                                                         (18,988,584)
                                                                             ------------
    Total stockholders' deficit                                                (5,948,722)
                                                                             ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $    659,609
                                                                             ============


See notes to interim unaudited consolidated financial statements




INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                     For the three months ended
                                                            November 30,
                                                 -------------------------------
                                                       2007            2006
--------------------------------------------------------------------------------
Revenue                                            $     74,538    $    134,473

Cost of Sales                                            61,705          66,641
                                                   ------------    ------------
Gross Profit                                             12,833          67,832

Selling, General and Administrative Expenses            339,022         517,158
                                                   ------------    ------------

Operating Loss                                         (326,189)       (449,326)
                                                   ------------    ------------

Other (Expenses):
  Interest Expenses                                    (247,449)       (158,053)
  Change in Derivative Liabilities                      761,661         283,033
                                                   ------------    ------------

Net Income (Loss) before Taxes                          188,022        (324,346)

Provision for Income Taxes                                   --             415
                                                   ------------    ------------

Net Income (Loss)                                  $    188,022    $   (324,761)
                                                   ============    ============

Basic and diluted net income (loss) per share      $       0.01    $      (0.01)
                                                   ============    ============
Weighted average number of common shares             43,667,110      29,684,610


See notes to interim unaudited consolidated financial statements





INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                     For the six months ended
                                                            November 30,
                                                   -----------------------------
                                                        2007           2006
--------------------------------------------------------------------------------
Revenue                                            $    192,010    $    323,631

Cost of Sales                                           129,118         182,188
                                                   ------------    ------------
Gross Profit                                             62,892         141,443

Selling, General and Administrative Expenses            745,727         846,262
                                                   ------------    ------------

Operating Loss                                         (682,835)       (704,819)
                                                   ------------    ------------

Other (Expenses):
  Interest Expenses                                    (694,360)     (3,698,968)
  Change in Derivative Liabilities                      187,882       1,314,127
                                                   ------------    ------------

Net Loss before Taxes                                (1,189,313)     (3,089,660)

Provision for Income Taxes                                   --           1,215
                                                   ------------    ------------

Net Loss                                           $ (1,189,313)   $ (3,090,875)
                                                   ============    ============

Basic and diluted net loss per share               $      (0.03)   $      (0.10)
                                                   ============    ============
Weighted average number of common shares             40,721,777      29,744,904


See notes to interim unaudited consolidated financial statements




INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
---------------------------------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED NOVEMBER 30,                                        2007          2006
                                                                         -----------    -----------

CASH FLOW FROM OPERATING ACTIVITIES:
  Net Loss                                                                (1,189,313)   $(3,090,875)
  Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
     Depreciation and amortization                                            28,940         11,258
     Amortization of debt issue cost                                          51,579         35,366
  (Increase) Decrease in:
     Change in derivative liabilities                                       (187,882)    (1,314,127)
     Noncash interest expense and financing costs                            567,772      3,697,905
  Changes in operating assets and liabilities:
     Increase in accounts receivable                                         (15,270)       (58,265)
     Decrease in inventory                                                    10,653             --
     Increase (Decrease) in accounts payable                                 117,209         (4,875)
     Increase (Decrease) in accrued expenses                                 161,296            486
     Decrease (Increase)in prepaid expenses                                   23,152         (9,699)
  Expenses paid with stock                                                    92,600         12,000
                                                                         -----------    -----------
  NET CASH USED IN OPERATING ACTIVITIES                                     (339,264)      (720,826)
                                                                         -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES
  Addition to fixed assets                                                        --        (85,931)
  Addition to intangibles                                                         --         (7,345)
                                                                         -----------    -----------
  NET CASH USED IN INVESTING ACTIVITIES                                           --        (93,276)
                                                                         -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Repayments of loan owed to officer                                         (21,382)      (122,826)
  Proceeds from loan from officer                                             37,891             --
  Repayments of notes payable                                                 (6,119)            --
  Proceeds from issuance of common stock                                     119,800             --
  Net proceeds from convertible debt                                         200,000      1,066,800
  Net proceeds from notes payable                                             10,000             --
                                                                         -----------    -----------
  NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES                             340,190        943,974
                                                                         -----------    -----------

    NET INCREASE IN CASH                                                         926        129,872

Cash Balance at Beginning of Period                                              238        111,112
                                                                         -----------    -----------

CASH BALANCE AT END OF PERIOD                                            $     1,164    $   240,984
                                                                         ===========    ===========

Supplemental Disclosures of Cash Flow Information:
     Interest paid                                                       $    12,976    $        --
     Taxes paid                                                          $       800    $        --
Noncash Financing Activities:
     Value of issuance of warrants in connection with convertible debt   $        --    $ 1,987,103
     Recorded a beneficial conversion feature                            $   428,343    $ 2,903,777
     Stock subscription receivable for preferred stock                   $        --    $   220,000

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

Presentation of Interim Information: The accompanying consolidated financial statements for the three and six months ended November 30, 2007 and 2006, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2007.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the three and six months ended November 30, 2007 and 2006, have been made. The results of operations for the three and six months ended November 30, 2007 are not necessarily indicative of the operating results for the full year.

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

Convertible Notes Payable and Derivative Liabilities: The Company accounts for convertible notes payable and warrants in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." This standard requires the conversion feature of convertible debt be separated from the host contract and presented as a derivative instrument if certain conditions are met. Emerging Issue Task Force
(EITF) 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO AND POTENTIALLY SETTLED IN A COMPANY'S OWN STOCK" and EITF 05-2, "THE MEANING OF "CONVENTIONAL CONVERTIBLE DEBT INSTRUMENT" IN ISSUE NO. 00-19" were also analyzed to determine whether the debt instrument is to be considered a conventional convertible debt instrument and classified in stockholders' equity. The convertible notes payable issued on June 6, 2006, July 27, 2006, August 30, 2006, January 24, 2007, March 15, 2007, April 15, 2007, May 15, 2007, June 15,
2007 and July 31, 2007[A3] were evaluated and determined not conventional convertible and, therefore, because of certain terms and provisions including liquidating damages under the associated registration rights agreement the embedded conversion option was bifurcated and has been accounted for as a derivative liability instrument. The stock warrants issued in conjunction with the convertible notes payable were also evaluated and determined to be a derivative instrument and, therefore, classified as a liability on the balance sheet. The accounting guidance also requires that the conversion feature and warrants be recorded at fair value for each reporting period with changes in fair value recorded in the consolidated statements of operations.

A Black-Scholes valuation calculation was applied to both the conversion features and warrants at issuance dates and November 30, 2007. The issuance date valuation was used for the effective debt discount that these instruments represent. The debt discount is amortized over the three-year life of the debts using the effective interest method. The November 30, 2007 valuation was used to record the fair value of these instruments at the end of the reporting period with any difference from prior period calculations reflected in the consolidated statement of operations.

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

In the six months ended November 30, 2007, the Company received net proceeds from the sale of callable secured convertible notes of $200,000 (the principal balance of the notes was $220,000). The Company also made equity sales which netted $119,800 in the period. Management of the Company is actively increasing marketing efforts to increase revenues. The ability of the Company to continue as a going concern is dependent on its ability to meet its financing arrangement and the success of its future operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company incurred a loss of $1,189,313 for the six months ended November 30, 2007, and as of that date, had an accumulated deficit of $18,988,584.

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment as of November 30, 2007 and 2006 is summarized as follow:

                                                   2007             2006
                                                ---------        ---------
     Automobile                                 $   9,500        $   9,500
     Mobile Demonstration Unit                    136,096               --
     Furniture & Fixture                           31,706           27,222
     Machinery & Equipment                        120,252          117,350
     Leasehold Improvements                        41,606           32,047
     Molds                                         68,457           29,857
                                                ---------        ---------
                                                  407,617          215,976
     Less accumulated depreciation               (148,716)        (109,666)
                                                ---------        ---------

       Property and Equipment, net              $ 258,901        $ 106,310
                                                =========        =========


NOTE 4 - ACCRUED EXPENSES

Accrued expenses at November 30, 2007 and 2006 consist of:

                                                    2007           2006
                                                  --------       --------
     Accrued officer's compensation               $213,356       $112,000
     Accrued Professional Fees                          --          6,000
     Accrued Interest Expense                      135,221         33,844
     Accrued taxes                                      --         25,810
     Royalty payable                                   256              3
                                                  --------       --------
              Total                               $348,833       $177,657
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

                                                    6/7/2006
                                                 --------------
Approximate risk free rate                            4.99%
Average expected life                                3 years
Dividend yield                                          0%
Volatility                                           202.01%
Estimated fair value of conversion feature
  on date of note issuance                          $437,565
Estimated fair value of conversion feature
  as of November 30, 2007                           $132,569

The Company recorded the fair value of the conversion feature of $437,565, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received with the excess of $362,565 charged to expense. Amortization expense related to the conversion feature discount for the quarter ended November 30, 2007 was $6,373. Remaining unamortized discount as of that date was $37,707.

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

The following tables describe the valuation of the conversion feature of each tranche of the convertible debenture, using the Black Scholes pricing model on the date of each note:

                                7/27/2006       8/30/2006       1/24/2007
                                 Tranche         Tranche         Tranche
                              -------------   -------------   -------------
Approximate risk free rate        5.25%           4.80%           4.65%
Average expected life            3 years         3 years         2.5 years
Dividend yield                      0%              0%              0%
Volatility                        202.01%         201.26%        138.21%
Estimated fair value
  of conversion feature
  on date of notes             $ 1,328,118     $ 1,137,064      $ 371,193
Estimated fair value
  of conversion feature
  as of November 30, 2007      $ 1,256,454     $ 1,086,258      $ 357,187

The Company recorded the fair value of the conversion feature, aggregate of $2,836,375, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received from each tranche, with the excess of $1,336,375 charged to expense. Amortization expense related to the conversion feature discount for the quarter ended November 30, 2007 was $129,617. Remaining unamortized discount as of that date was $846,862.

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

The warrants were revalued as of the date of this report at a value of $1,192,270 using the Black-Scholes Option Pricing Model. For the quarter ended November 30, 2007, the Company has reported $401,438 in other income related to changes in its derivative liability associated with these warrants.


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

The following tables describe the valuation of the conversion feature of each tranche of the convertible debenture, using the Black Scholes pricing model on the date of each note:

                                3/15/2007       4/16/2007       5/15/2007      6/12/2007
                                 Tranche         Tranche         Tranche        Tranche
                              -------------   -------------   -------------  ------------
Approximate risk free rate         4.47%           4.80%           4.87%         5.13%
Average expected life             3 years         3 years         3 years       3 years
Dividend yield                       0%              0%              0%            0%
Volatility                        182.97%         193.30%         193.30%       235.23%
Estimated fair value
  of conversion feature
  on date of notes              $ 237,789        $ 218,638       $ 218,638     $ 214,099
Estimated fair value
  of conversion feature
  as of November 30, 2007       $ 224,333        $ 207,320       $ 208,105     $ 208,898

The Company recorded the fair value of the conversion feature, aggregate of $889,164, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received from each tranche, with the excess of $439,164 charged to expense. Amortization expense related to the conversion feature discount for the quarter ended November 30, 2007 was $37,399. Remaining unamortized discount as of that date was $361,534.

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

The warrants were revalued as of the date of this report at a value of $538,320 using the Black-Scholes Option Pricing Model. For the quarter ended November 30, 2007, the Company has reported $182,445 in other income related to changes in its derivative liability associated with these warrants.

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

The following tables describe the valuation of the conversion feature of the convertible debenture, using the Black Scholes pricing model on the date of the note:

                                            7/30/2007
                                         -------------
Approximate risk free rate                    4.57%
Average expected life                      3 years
Dividend yield                                   0%
Volatility                                  236.86%
Estimated fair value
  of conversion feature
  on date of notes                       $ 214,244
Estimated fair value
  of conversion feature
  as of November 30, 2007                $ 209,883

The Company recorded the fair value of the conversion feature at $214,244, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received, with the excess of $104,244 charged to expense. Amortization expense related to the conversion feature discount for the quarter ended November 30, 2007 was $9,142. Remaining unamortized discount as of that date was $97,644.

EVENTS OF DEFAULT UNDER NOTE AGREEMENTS

The Company has committed various acts which constitute events of default under its Securities Agreements dated July 25, 2006, March 15, 2007 and July 30, 2007 (and the notes thereunder with a total principal balances of $2,060,000). The Company has received assurance from counsel for the investors that the investors have not placed the Company in default under the notes and therefore the Company does not consider itself in default. There can be no assurance that the investors will not declare a default in the future. Should such notice of default be received by the Company, its liabilities would increase dramatically due to the penalties, reset provisions, and other damages specified in the transaction documents. The increase in liabilities attributed to a notice of default under the transaction documents could exceed the Company's current market capitalization and affect negatively on its financial condition by $7-13 million dollars. The debentures are collateralized by the Company's assets and, in the event if the Company is unable to repay or restructure these debentures, there is no assurance that the holders of the debentures will not institute legal proceedings to recover the amounts owed including foreclosure on the Company's assets.

DERIVATIVE LIABILITIES

In accordance with EITF 00-19, the conversion feature of each convertible debenture and the stock warrants issued in conjunction with convertible debentures have been included as long-term liabilities and were originally valued at fair value at the date of issuance. As a liability, the convertible features and the stock warrants are revalued each period until and unless the debt is converted. As of November 30, 2007, the fair values of the conversion feature and the stock warrants aggregated to $5,037,714. The Company recorded income of $761,661 related to the change in fair value from the last date of valuation of the convertible debt to November 30, 2007. This amount is recorded as "Change in Derivative Liabilities" a component of other income in the accompanying consolidated statement of operations. If the debt is converted prior to maturity, the carrying value will be transferred to equity.


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

During the six months ended November 30, 2007, holders of the Company's Series A preferred stock converted 500,000 shares of their Series A preferred stock into 500,000 shares of the Company's common stock[A4].

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

NOTE 7 - COMMON STOCK[A6]

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


NOTE 8 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                    For the six months ended
                                                           November 30,
                                                --------------------------------
                                                     2007              2006
     Numerator:
       Net Loss                                  $(1,189,313)      $(3,090,875)
     Denominator:
       Weighted Average Number of Shares          40,721,777        29,744,904
                                             ---------------    ---------------
     Net loss per share-Basic and Diluted    $         (0.03)       $    (0.10)

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - NET LOSS PER SHARE (CONTINUED)

As the Company incurred a net loss for the six months ended November 30, 2007 and 2006, it has excluded from the calculation of diluted net loss per share approximately 121,162,326 and 6,083,333 shares, respectively. These shares represent the Series A preferred stock, outstanding warrants and assume that all convertible notes could be converted at the market price as of November 30, 2007 and 2006, respectively.


NOTE 9 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment detailed information of the reportable segment is not presented.


NOTE 10 - RELATED PARTY TRANSACTIONS

The Company had notes payable to its CEO, Scott Sand, in the amounts of $100,850 and $2,621 as of November 30, 2007 and 2006, respectively. Interest on the loan was accrued at 6% for the quarter ended November 30, 2006. The bulk of the balance due as of November 30, 2007 was a result of business expenses paid by Mr. Sand on his personal credit cards. The Company will record interest in the amount of finance charges on the credit cards. The related accrued interest of $12,976 is included in the note balance as of November 30, 2007. In addition to the note amounts, the Company also has accrued salary expense payable to Mr. Sand in the amounts of $213,356 and $112,000 as of November 30, 2007 and 2006, respectively.

NOTE 11 - LEASE OBLIGATION

The Company leases its administrative office under a two unsecured leases agreement which expire on April 1, 2008 and December 31, 2009. The Company also maintains a corporate office under a month-to-month lease agreement. As of August 31, 2007, the remaining lease obligation is as follows:

                     Year Ending                Lease
                        May 31,               Obligation
                   ---------------------------------------
                         2008                $      4,550
                         2009                       9,300
                         2010                       5,425
                                             ------------
                                             $     19,275
                                             ============

The total rent expense for the three and six months ended November 30, 2007 was $7,850 and $14,200, respectively.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of November 30, 2007.

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


RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2007 COMPARED TO THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2006

We reported gross sales of $74,538 in the quarter ended November 30, 2007. Our total sales fell 45% from sales of $134,473 in the quarter ended November 30, 2006. Our sales decrease was attributable to less sales of our Secure Balance
(TM) product. Our Secure Balance (TM) sales were $73,618 in the current quarter, compared to $134,398 in the quarter ended November 30, 2006. Secure Balance (TM) sales accounted for 99% of our current quarter's sales and 100% of the sales in the quarter ended November 30, 2006.

We reported gross sales of $192,010 in the six months ended November 30, 2007. Our total sales fell 41% from sales of $323,631 in the six months ended November 30, 2006. Our sales decrease was attributable to less sales of our Secure Balance (TM) product. Our Secure Balance (TM) sales were $149,313 in the six months ended November 30, 2007, compared to $323,556 in the six months ended November 30, 2006. Secure Balance (TM) sales accounted for 77% of the sales in the six months ended November 30, 2007 and and 100% of the sales in the six months ended November 30, 2006.

Management attributes the drop in Secure Balance(TM) sales in comparison to a year ago to a change in billing practices of Medicare. The government "changed" the rules, telling physicians that they could not utilize the balance therapy equipment in their offices without having a licensed physical therapist on hand while the equipment was in use. Therefore, for a period of time, only physicians willing to bring physical therapists into their offices were willing to purchase or lease Secure Balance(TM). However, after an outcry from physicians, management has learned that Medicare's decision has been reversed. It is management's understanding that now Secure Balance(TM) can be utilized by physicians, in their offices without the need to have a physical therapist present, as long as the use is "incident" to their practices. As a result, management expects Secure Balance(TM) sales to increase. Further, our sales of Oxyview (TM) are anticipated to continue to increase from the current quarter's sales as we expand sales channels. After shipping our first sale of Oxyview (TM) in November of 2006, our sales of Oxyview (TM) were $40,774 in the six months ended November 30, 2007 (we reported $230 of Oxyview (TM) sales in the three months ended November 30, 2007). We also reported $180 in sales of supplies and $1,744 in freight charges that we collected and recorded as income in the six months ended November 30, 2007.

Our total cost of sales was $61,705 in the quarter ended November 30, 2007 and our gross profit was $12,833 (a gross margin of 17.2%). We reported cost of sales of $66,641 in the quarter ended November 30, 2006 with a gross profit of $67,832 (a gross margin of 50.4%). The high percentage of Secure Balance (TM) sales in the current quarter resulted in a reduction in the gross margin. We also are paying higher commissions on our Secure Balance (TM) sales, which has reduced our gross margins. We anticipate that our gross margin will improve as we increase our Oxyview (TM) sales which generates a higher gross margin than our Secure Balance (TM) sales. The cost of sales for our Oxyview (TM) sales was $11 which generated a gross profit of $219 (a gross margin of 95.2%). Our sales of Oxyview (TM) were down from the previous quarter ended August 31, 2007 due to a bulk sale to one customer that occurred in August of 2007. This sale generated $40,000 in sales of Oxyview (TM). Secure Balance sales in the quarter ended November 30, 2007 generated a gross margin of 16% (cost of sales of $61,695 generating a gross profit of $11,923).

Our total cost of sales was $129,118 in the six months ended November 30, 2007 and our gross profit was $129,118 (a gross margin of 32.7%). We reported cost of sales of $182,188 in the six months ended November 30, 2006 with a gross profit of $141,443 (a gross margin of 43.7%). We are paying higher commissions on our Secure Balance (TM) sales, which has reduced our gross margins.

We anticipate that our gross margin will improve as we increase our Oxyview (TM) sales which generates a higher gross margin than our Secure Balance (TM) sales. The cost of sales for our Oxyview (TM) sales was $10,652 for the six months ended November 30, 2007 which generated a gross profit of $30,122 (a gross margin of 73.9%). Secure Balance sales in the six months ended November 30, 2007 generated a gross margin of 20.7% (cost of sales of $118,466 generating a gross profit of $30,847).

Our selling, general and administrative expenses were $339,022 in the quarter ended November 30, 2007. This was a decrease of approximately 13.5% from the selling, general and administrative expenses of $517,158 reported in the quarter ended November 30, 2006. The decrease in SG&A is primarily attributable to a decrease in accounting and legal expenses associated with our filings with the Securities and Exchange Commission.

Our selling, general and administrative expenses were $745,747 in the six months ended November 30, 2007. This was a decrease of approximately 11.9% from the selling, general and administrative expenses of $846,262 reported in the six months ended November 30, 2006.

Our interest expense for the quarter ended November 30, 2007 was $247,449. This was an increase of 56.5% from the interest expense of $158,053 in the quarter ended November 30, 2006. This increase was attributable to an increase in our debt.

Our interest expense for the six months ended November 30, 2007 was $694,360. This was a decrease of 81.2% from the interest expense of $3,698,968 in the six months ended November 30, 2006. The vast majority of our interest expense in both the six months ended November 30, 2007 and 2006 related to the accounting treatment of the convertible feature of the notes payable. The interest expense relating to financing costs in the six months ended November 30, 2007 and 2006 was $619,351 and $3,523,545, respectively. The interest expense accrued on the notes payable and other interest paid in the six months ended November 30, 2007 and 2006 were $75,009 and $20,028, respectively[A7].

We recorded income due to the change in our derivative liability in the amount of $761,661 in the six months ended November 30, 2007. This is compared to the income that we reported in the amount of $1,314,127 in the six months ended November 30, 2006. This income was a result of the Company's treatment of certain convertible notes payable and warrants. The Company is required to value the convertible feature of each convertible note and also value the warrants when they are issued. The valuation was done again as of November 30, 2007 and 2006. Any increases in these values, which are based on a Black Scholes valuation, have been recorded as expense and decreases are recorded as income.

We have not generated net profit to date and therefore have not paid any federal income taxes since inception. We paid $10 and $1,215 in state taxes in the six months ended November 30, 2007 and 2006, respectively. We estimate that our federal tax net operating loss carryforward will be approximately $4.6 million as of May 31, 2007, the end of our last fiscal year. This carryforward was equal to $3,009,598 as of May 31, 2006. The loss carryforward will begin to expire in 2019, if not utilized. Our ability to utilize our net operating loss and tax credit carryforwards may be limited in the event of a change in ownership.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2007, our current assets totaled $101,856 (including cash of $1,161, accounts receivable of $15,271, inventory of $74,942 and prepaid expenses of $10,481). Total current liabilities were $685,032, consisting of $201,726 in accounts payable, $348,833 in accrued expense, $8,350 in taxes payable, $100,850 in an officer's loan and $14,539 representing the current portion of long-term debt. We had $192,010 of sales in the six months ended November 30, 2007, sales of convertible debentures and other notes on which we netted $210,000 and sales of common stock on which we netted $119,800. Our finances were assisted by deferments from our CEO and Chairman Scott R. Sand. Mr. Sand accrued $50,000 in salary in the current quarter and a total of $100,000 in the six months ended November 30, 2007. As of November 30, 2007, we owed Mr. Sand $213,356 in accrued salary and an additional $100,850 for expenses that he has paid on behalf of the Company.

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

RISKS RELATED TO OUR BUSINESS:

WE HAVE A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We have experienced significant operating losses in each period since our inception. As of November 30, 2007, we have incurred total accumulated losses of $18,988,584. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in the development of our products and from general and administrative costs associated with operations. We expect to incur increasing operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

WE HAVE RELIED ON CAPITAL CONTRIBUTED BY RELATED PARTIES, AND SUCH CAPITAL MAY NOT BE AVAILABLE IN THE FUTURE.

The Company has relied on loans and compensation deferrals from our CEO and Chairman, Scott R. Sand, and investment in the form of convertible notes payable from various individuals and entities to sustain the Company from 1999 into the current fiscal year. Although we have paid much of these loans from Mr. Sand back, we may be unable to repay the remainder as planned and may have to look again to Mr. Sand for assistance in financing. There is no guarantee that Mr. Sand will have financial resources available to assist in our funding. Mr. Sand's executive compensation continues to accrue; currently we are obligated to pay him $200,000 per year under his employment contract with the Company. As of November 30, 2007, the Company owes Mr. Sand $213,356 under his employment contract and also owes him $100,850 in loans made to the Company. If future capital is not available from Mr. Sand or other third parties in the future, the Company's operations may be negatively affected.

OUR BAFI PRODUCTS MAY NOT BE SUCCESSFULLY DEVELOPED OR COMMERCIALIZED, WHICH WOULD HARM US AND FORCE US TO CURTAIL OR CEASE OPERATIONS.

We are a relatively new company and most of our BAFI(TM) product line is still in the late stages of development as we still need manufacturing prototypes. Of the BAFI(TM) products, only Oxyview (TM) is currently being marketed and sold. Our Oxyview (TM) sales for the six months ended November 30, 2007 were $192,010. These products, once marketing commences, may not be successfully developed or commercialized on a timely basis, or at all. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of these products or other potential products, or if our products do not achieve a significant level of market acceptance, we would be forced to curtail or cease operations. Even if we develop our products for commercial use, we may not be able to develop products that:

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


THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR CONVERTIBLE DEBENTURES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES TO THE HOLDERS, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS[A8].

Our obligation to issue shares upon conversion of our convertible securities under the June 2006 and March 2007 agreements is essentially limitless.

The following table shows the effect on the number of shares issuable upon full conversion ($2,060,000 aggregate principal)(without taking into account the 4.99% limitation or any interest, penalties, events of default or other amounts under the notes), in event our common stock price declines by 25%, 50% and 75% from the trading price at November 30, 2007.

PRICE DECREASES BY

11/30/07
25%
50%
75%
Common Stock Price(1)
0.04
0.03
0.02
0.01
Conversion Price (2)
0.02
0.015
0.01
0.005
100% Conversion Shares
103,000,000
137,333,333
206,000,000
412,000,000

(1) Represents the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period prior to November 30, 2007 as calculated pursuant to the agreements

(2) Assuming 50% applicable percentage

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

RISKS RELATED TO OUR COMMON STOCK:

THE SEC HAS THREATENED TO SUSPEND TRADING OF OUR STOCK

On October 13, 2005, we received a letter from the Division of Corporate Finance of the Securities and Exchange Commission ("SEC") in connection with our failure to file periodic reports as required by the Securities Exchange Act of 1934. Specifically, as of the date of the SEC's letter, our predecessor management failed to file periodic reports dating to fiscal year ended 1998. After the merger, we recommenced filing of our periodic reports on November 7, 2005. We have worked diligently on getting these past due filings completed and filed with the SEC. To date, we have filed all past due Forms 10-KSB and 10-QSB. We believe that all delinquencies have been cured.

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

Most of our common shares have been held by our shareholders for periods of one or two years or longer. As of November 30, 2007, we have 21,668,119 unrestricted shares issued. We will undoubtedly have unrestricted shares issued in the future. There is no way to control the sale of these shares on the secondary market. The resale of these unrestricted shares might adversely affect our stock price.

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

WE MAY ISSUE PREFERRED STOCK IN THE FUTURE, AND THE TERMS OF THE PREFERRED STOCK MAY REDUCE THE VALUE OF YOUR COMMON STOCK.

We are authorized to issue up to 40,000,000 shares of Series A Preferred Stock. The Series A is convertible upon 65 days written notice into one share of common stock and votes with the common stock on an as converted basis. Our Board of Directors are able to determine the terms of preferred stock without further action by our stockholders. We have issued 16,078,991 shares of preferred stock as of November 30, 2007. To the extent we issue preferred stock, it could affect your rights or reduce the value of your common stock.

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

A SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

If our shareholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, or conversion of convertible notes or Series A Preferred Stock, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. As of November 30, 2007, 21,668,119 shares of our issued common stock are unrestricted and 22,078,991 shares are restricted (but many may be eligible to have restrictions lifted).

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended November 30, 2007, we sold the following securities without registration under the Securities Act of 1933 in reliance on the exemption contained in Section 4(2) and Regulation D promulgated thereunder:

Common Stock
-------------

a) In September 2007, we issued 210,000 shares of restricted common stock to two individuals for services rendered. We valued this stock at a price of $0.06 per share, or $12,600.




ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS

(All exhibits with original signatures are contained in the corporate office files of Ingen Technologies, Inc. ("Ingen"))

Exhibit No.     Document Description
- -----------     --------------------


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

                                          INGEN TECHNOLOGIES, INC.


January 18, 2008                           /s/ Scott R. Sand
                                          -------------------------------------
                                          Scott R. Sand
                                          Chief Executive Officer and Chairman


January 18, 2008                           /s/ Thomas J. Neavitt
                                          -------------------------------------
                                          Thomas J. Neavitt
                                          Secretary and Chief Financial Officer