Form 10QSB
period 2008-02-29
Ingen Technologies, Inc.
filed 2008-04-21
CIK 861058

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008

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

At March 17, 2008, 62,683,474 shares of the registrant's common stock (no par value) were outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 YES / / NO /X/

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

                         PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS FOR QUARTER ENDED FEBRUARY 29, 2008


CONSOLIDATED BALANCE SHEET (UNAUDITED)
---------------------------------------------------------------------------------------------

                                                                           AS OF FEBRUARY 29,
                                                                                 2008
                                                                             ------------
                                     ASSETS
Current Assets
  Cash                                                                       $      6,719
  Inventory                                                                        74,857
  Prepaid expenses                                                                155,105
                                                                             ------------
      Total current assets                                                        236,681
                                                                             ------------

Property and equipment, net of accumulated depreciation
   of $163,186                                                                    244,431

Debt issue cost, net of accumulated amortization of $163,891                      204,309
Other assets                                                                       68,895
                                                                             ------------

    TOTAL ASSETS                                                             $    754,316
                                                                             ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable                                                           $    214,926
  Accrued expenses                                                                226,516
  Taxes payable                                                                     8,350
  Current portion of long-term debt                                                14,539
  Short-term notes                                                                 45,500
  Officer's loans                                                                  98,705
                                                                             ------------
    Total current liabilities                                                     608,536
                                                                             ------------

Long-term Liabilities
  Note payable                                                                     89,426
  Convertible notes payable, net of unamortized discount of $1,161,318            968,682
  Derivative liabilities                                                        4,370,435
                                                                             ------------
    Total long-term liabilities                                                 5,428,543
                                                                             ------------

Total liabilities                                                               6,037,079
                                                                             ------------

Stockholders' deficit
  Preferred stock Series A, no par value, 40,000,000 shares
     authorized; and 24,275,960 issued and outstanding
     as of February 29, 2008                                                      873,313
  Common stock, no par value, 750,000,000 shares authorized;
     60,183,474 issued and outstanding as of
     February 29, 2008                                                          4,618,199
  Series A preferred stock subscription receivable                               (220,000)
  Accumulated deficit                                                         (10,554,275)
                                                                             ------------
    Total stockholders' deficit                                                (5,282,763)
                                                                             ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $    754,316
                                                                             ============


See notes to interim unaudited consolidated financial statements




INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                     For the three months ended
                                                    February 29,   February 28,
                                                       2008            2007
--------------------------------------------------------------------------------
Revenue                                            $     59,843    $    281,380

Cost of Sales                                            38,487         160,455
                                                   ------------    ------------
Gross Profit                                             21,356         120,925

Selling, General and Administrative Expenses            478,694         533,693
                                                   ------------    ------------

Operating Loss                                         (457,338)       (412,768)
                                                   ------------    ------------

Other (Expenses):
  Interest Expenses                                    (251,231)       (352,808)
  Change in Derivative Liabilities                      667,279         212,276
                                                   ------------    ------------

Net Loss before Taxes                                   (41,290)       (553,300)

Provision for Income Taxes                                   --              --
                                                   ------------    ------------

Net Loss                                           $    (41,290)   $   (553,300)
                                                   ============    ============

Basic and diluted net loss per share                        nil    $      (0.02)
                                                   ============    ============
Weighted average number of common shares             50,495,201      32,292,943


See notes to interim unaudited consolidated financial statements




INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                     For the nine months ended
                                                   February 29,    February 28,
                                                       2008           2007
--------------------------------------------------------------------------------
Revenue                                            $    251,852    $    605,011

Cost of Sales                                           167,604         342,644
                                                   ------------    ------------
Gross Profit                                             84,248         262,367

Selling, General and Administrative Expenses          1,224,420       1,379,955
                                                   ------------    ------------

Operating Loss                                       (1,140,172)     (1,117,588)
                                                   ------------    ------------

Other (Expenses):
  Interest Expenses                                    (945,592)     (4,051,776)
  Change in Derivative Liabilities                      855,161       1,526,403
                                                   ------------    ------------

Net Loss before Taxes                                (1,230,603)     (3,642,961)

Provision for Income Taxes                                   --           1,215
                                                   ------------    ------------

Net Loss                                           $ (1,230,603)   $ (3,644,176)
                                                   ============    ============

Basic and diluted net loss per share               $      (0.03)   $      (0.12)
                                                   ============    ============
Weighted average number of common shares             42,540,474      30,594,250


See notes to interim unaudited consolidated financial statements




INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
---------------------------------------------------------------------------------------------------
                                                                         For the nine months ended
                                                                         February 29,   February 28,
                                                                            2008           2007
                                                                         -----------    -----------

CASH FLOW FROM OPERATING ACTIVITIES:
  Net Loss                                                                (1,230,603)   $(3,644,176)
  Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
     Depreciation and amortization                                            43,410         20,823
     Amortization of debt issue cost                                          77,228         44,767
  (Increase) Decrease in:
     Change in derivative liabilities                                       (855,161)    (1,526,403)
     Noncash interest expense and financing costs                            769,466      3,965,130
  Changes in operating assets and liabilities:
    (Increase)Decrease in inventory                                           10,738        (85,728)
     Increase (Decrease) in accounts payable                                 130,409         16,881
     Increase (Decrease) in accrued expenses                                  38,979         40,782
     Decrease (Increase)in prepaid expenses                                 (121,472)       (22,215)
  Expenses paid with stock                                                   728,350         99,453
                                                                         -----------    -----------
  NET CASH USED IN OPERATING ACTIVITIES                                     (408,656)    (1,090,686)
                                                                         -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES
  Addition to fixed assets                                                        --        (99,405)
  Addition to intangibles                                                         --         (7,345)
                                                                         -----------    -----------
  NET CASH USED IN INVESTING ACTIVITIES                                           --       (106,750)
                                                                         -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Repayments of loan owed to officer                                         (27,207)       (66,137)
  Proceeds from loan from officer                                             41,570             --
  Repayments of notes payable                                                (21,026)            --
  Proceeds from issuance of common stock                                     166,300        (52,000)
  Net proceeds from convertible debt                                         200,000      1,266,800
  Net proceeds from notes payable                                             55,500             --
                                                                         -----------    -----------
  NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES                             415,137      1,148,663
                                                                         -----------    -----------

    NET INCREASE IN CASH                                                       6,481        (48,773)

Cash Balance at Beginning of Period                                              238        111,112
                                                                         -----------    -----------

CASH BALANCE AT END OF PERIOD                                            $     6,719    $    62,339
                                                                         ===========    ===========

Supplemental Disclosures of Cash Flow Information:
     Interest paid                                                       $    17,976    $        --
     Taxes paid                                                          $       800    $        --
Noncash Financing Activities:
     Value of issuance of warrants in connection with convertible debt   $        --    $ 1,987,103
     Recorded a beneficial conversion feature                            $   428,343    $ 3,275,253
     Stock subscription receivable for preferred stock                   $        --    $   220,000

See notes to interim unaudited consolidated financial statements

                                                 5

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

The Company's flagship product is its BAFI (TM) line of products. These are the world's first wireless digital low gas warning system for pressurized gas cylinders. These products include Oxyview(TM), OxyAlert(TM)and GasAlert(TM). On October 24, 2000, the Company received a U.S. Patent for the BAFI (TM) with Patent No. 6,137,417. BAFI (TM), now in its second generation, is an accurate and cost-effective, real-time pressurized gas warning system that will alert users when gas levels are approaching empty. The Company has a patent pending on Oxyview(TM) and OxyAlert(TM).

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

Presentation of Interim Information: The accompanying consolidated financial statements for the three and nine months ended February 29, 2008 and February 28, 2007, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2007.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the three and nine months ended February 29, 2008 and February 28, 2007, have been made. The results of operations for the three and nine months ended February 29, 2008 are not necessarily indicative of the operating results for the full year.

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

A Black-Scholes valuation calculation was applied to both the conversion features and warrants at issuance dates and February 29, 2008. The issuance date valuation was used for the effective debt discount that these instruments represent. The debt discount is amortized over the three-year life of the debts using the effective interest method. The February 29, 2008 valuation was used to record the fair value of these instruments at the end of the reporting period with any difference from prior period calculations reflected in the consolidated statement of operations.

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

In December 2007, the FASB issued SFAS No. 160, "NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS - AN AMENDMENT OF ARB NO. 51." This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This statement is effective for fiscal years beginning on or after December 15, 2008. The statement applies prospectively as of the beginning of the fiscal year in which this is applied.

In March 2008, the FASB issued SFAS No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." This new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.

This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

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

In the nine months ended February 29, 2008, the Company received net proceeds from the sale of callable secured convertible notes of $200,000 (the principal balance of the notes was $220,000). The Company also made equity sales which netted $166,300 in the period. Management of the Company is actively increasing marketing efforts to increase revenues. The ability of the Company to continue as a going concern is dependent on its ability to meet its financing arrangement and the success of its future operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company incurred a loss of $1,230,603 for the nine months ended February 29, 2008, and as of that date, had an accumulated deficit of $10,554,275.

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment as of February 29, 2008 and February 29, 2007 is summarized as follow:

                                                   2008             2007
                                                ---------        ---------
     Automobile                                 $   9,500        $   9,500
     Mobile Demonstration Unit                    136,096               --
     Furniture & Fixture                           31,706           31,705
     Machinery & Equipment                        120,252          118,652
     Leasehold Improvements                        41,606           40,180
     Molds                                         68,457           59,272
                                                ---------        ---------
                                                  407,617          259,309
     Less accumulated depreciation               (163,186)        (119,232)
                                                ---------        ---------

       Property and Equipment, net              $ 244,431        $ 140,077
                                                =========        =========


NOTE 4 - ACCRUED EXPENSES

Accrued expenses at February 29, 2008 and February 29, 2007 consist of:

                                                    2008           2007
                                                  --------       --------
     Accrued officer's compensation               $ 63,356       $158,667
     Accrued Interest Expense                      162,871         55,695
     Accrued payroll                                    --          4,000
     Accrued taxes                                      --          2,078
     Royalty payable                                   289            135
                                                  --------       --------
              Total                               $226,516       $220,575
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

                                                    6/7/2006
                                                 --------------
Approximate risk free rate                            4.99%
Average expected life                                3 years
Dividend yield                                          0%
Volatility                                           202.01%
Estimated fair value of conversion feature
  on date of note issuance                          $437,565
Estimated fair value of conversion feature
  as of February 29, 2008                           $ 61,465

The Company recorded the fair value of the conversion feature of $437,565, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received with the excess of $362,565 charged to expense. Amortization expense related to the conversion feature discount for the quarter ended February 29, 2008 was $6,373. Remaining unamortized discount as of that date was $31,434.

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

Without the prior written consent of a majority-in-interest of the Investors, subject to certain exceptions as set forth in the agreement, we may not negotiate or contract with any party to obtain additional equity financing (including debt financing with an equity component) that involves (A) the issuance of common stock at a discount to the market price of the common stock on the date of issuance (taking into account the value of any warrants or options to acquire common stock issued in connection therewith) or (B) the issuance of convertible securities that are convertible into an indeterminate number of shares of common stock or (C) the issuance of warrants during the lock-up period beginning on July 25, 2006 and ending on the later of (i) two hundred seventy (270) days from July 25, 2006 and (ii) one hundred eighty (180) days from the date the registration statement is declared effective. In addition, subject to certain exceptions as set forth in the agreement, we agreed that we would not conduct any equity financing (including debt with an equity component) during the period beginning on July 25, 2006 and ending two (2) years after the end of the above lock-up period unless we have first provided to each Investor an option to purchase its prorata share (based on the ratio of each Investor's purchase under the Securities Purchase Agreement) of the securities being offered in any proposed equity financing. We must provide each Investor written notice describing any proposed equity financing at least 20 business days prior to the closing and the option must be extended to each Investor for 15 days following delivery of the notice.

We agreed to file a registration statement for the shares underlying the notes and the warrants within thirty days of closing, to be declared effective within 120 days of closing. We filed an SB-2 registration statement with the Securities and Exchange Commission ("SEC") on August 25, 2006 for the securities underlying the agreement; however, we requested withdrawal of this statement on October 31, 2006. We have filed a new S-1/A to register 12,649,662 of the underlying shares of these convertible notes. Because the required registration statement was not effective by the due date, we may be declared to be in default under the agreement. Further, per the agreement, we are subject to liquidated damages in the amount of 0.02% of the outstanding principal amount of the notes per month, payable in cash or common stock, until the registration is effective.

We also agreed to increase our number of authorized shares of common stock from 100 million to 500 million within thirty days of the agreement. From this reserved amount, we are required to have a number of common shares reserved for issuance equal to no less than two times the number issuable upon conversion of the notes and the warrants (based on the conversion price of the notes and the exercise price of the warrants in effect from time to time). If the amount reserved is below the amount to be reserved for the Investors under the agreement, we are required to take all corporate action necessary to authorize and reserve a sufficient number of shares. Under the agreement, if we fail to obtain the shareholder approval necessary to increase the number of authorized shares within thirty days following the date which the number of required reserve shares exceeds the authorized and reserved shares, we may be noticed of an event of default and required to pay the Investors liquidated damages of three (3) percent of the outstanding amount of the notes per month plus accrued and unpaid interest on the notes, prorated for partial months, in cash or shares at the Investor's option. We amended our Articles of Incorporation on February 13, 2008 to increase the number of authorized shares of common stock from 100 million to 750 million. With our current stock price as of this filing, we currently do not have enough shares reserved under the agreement.

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

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (continued)

The following tables describe the valuation of the conversion feature of each tranche of the convertible debenture, using the Black Scholes pricing model on the date of each note:

                                7/27/2006       8/30/2006       1/24/2007
                                 Tranche         Tranche         Tranche
                              -------------   -------------   -------------
Approximate risk free rate        5.25%           4.80%           4.65%
Average expected life            3 years         3 years         2.5 years
Dividend yield                      0%              0%              0%
Volatility                        202.01%         201.26%        138.21%
Estimated fair value
  of conversion feature
  on date of notes             $ 1,328,118     $ 1,137,064      $ 371,193
Estimated fair value
  of conversion feature
  as of February 29, 2008      $ 1,248,855     $ 1,072,199      $ 354,507

The Company recorded the fair value of the conversion feature, aggregate of $2,836,375, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received from each tranche, with the excess of $1,336,375 charged to expense. Amortization expense related to the conversion feature discount for the quarter ended February 29, 2008 was $129,617. Remaining unamortized discount as of that date was $717,245.

In February 2008, the noteholders converted $5,000 of their notes due under the convertible debts into 500,000 shares of common stock.

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

        The warrants were revalued as of the date of this report at a value of $395,440 using the Black-Scholes Option Pricing Model. For the quarter ended February 29, 2008, the Company has reported $395,392 in other income related to changes in its derivative liability associated with these warrants.

March 15, 2007 Securities Purchase Agreement ($450,000 Convertible Debt)

On March 15, 2007, we entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (the "Investors") and agreed to issue and sell (i) callable secured convertible notes up to $450,000, and (ii) warrants to acquire an aggregate of 9 million shares of our common stock. The callable secured convertible notes (4 notes, $450,000 total loan principal; 3 year term; 6% annual interest, 15% annual "default interest") are convertible into shares of our common stock at a variable conversion price based upon the applicable percentage of the average of the lowest three trading prices for the common stock during the twenty trading day period prior to conversion. The "Applicable Percentage" means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the required filing and (ii) 60% in the event that the Registration Statement becomes effective within ninety days from the required filing. Under the Agreement, the conversion price of the secured convertible notes will be adjusted in the event we issue securities below the fixed conversion price and may be adjusted in certain circumstances such as merger, consolidation or if we pay a stock dividend.

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

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES (continued)

Subject to shareholder approval, we are required to have a number of common shares reserved for issuance equal to no less than two times the number issuable upon conversion of the notes and the warrants (based on the conversion price of the notes and the exercise price of the warrants in effect from time to time). If the amount reserved is below the amount to be reserved for the Investors under the agreement, we are required to take all corporate action necessary to authorize and reserve a sufficient number of shares. Under the agreement, if we fail to obtain the shareholder approval necessary to increase the number of authorized shares within thirty days following the date which the number of required reserve shares exceeds the authorized and reserved shares, we may be noticed of default and required to pay the Investors liquidated damages of three
(3) percent of the outstanding amount of the notes per month plus accrued and unpaid interest on the notes, prorated for partial months in cash or shares at the Investor's option.

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

The following tables describe the valuation of the conversion feature of each tranche of the convertible debenture, using the Black Scholes pricing model on the date of each note:

                                3/15/2007       4/16/2007       5/15/2007      6/12/2007
                                 Tranche         Tranche         Tranche        Tranche
                              -------------   -------------   -------------  ------------
Approximate risk free rate         4.47%           4.80%           4.87%         5.13%
Average expected life             3 years         3 years         3 years       3 years
Dividend yield                       0%              0%              0%            0%
Volatility                        182.97%         193.30%         193.30%       235.23%
Estimated fair value
  of conversion feature
  on date of notes              $ 237,789        $ 218,638       $ 218,638     $ 214,099
Estimated fair value
  of conversion feature
  as of February 29, 2008       $ 224,327        $ 207,605       $ 208,467     $ 202,290

The Company recorded the fair value of the conversion feature, aggregate of $889,164, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received from each tranche, with the excess of $439,164 charged to expense. Amortization expense related to the conversion feature discount for the quarter ended February 29, 2008 was $37,399. Remaining unamortized discount as of that date was $324,137.

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

The warrants were revalued as of the date of this report at a value of $538,320 using the Black-Scholes Option Pricing Model. For the quarter ended February 29, 2008, the Company has reported $177,948 in other income related to changes in its derivative liability associated with these warrants.

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

The following tables describe the valuation of the conversion feature of the convertible debenture, using the Black Scholes pricing model on the date of the note:

                                7/30/2007
                              -------------
Approximate risk free rate         4.57%
Average expected life             3 years
Dividend yield                       0%
Volatility                        236.86%
Estimated fair value
  of conversion feature
  on date of notes              $ 214,244
Estimated fair value
  of conversion feature
  as of February 29, 2008       $ 210,353

The Company recorded the fair value of the conversion feature at $214,244, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received, with the excess of $104,244 charged to expense. Amortization expense related to the conversion feature discount for the quarter ended February 29, 2008 was $9,142. Remaining unamortized discount as of that date was $88,502.

EVENTS OF DEFAULT UNDER NOTE AGREEMENTS

The Company has committed various acts which constitute events of default under its Securities Agreements dated July 25, 2006, March 15, 2007 and July 30, 2007 (and the notes thereunder with a total original principal balances of $2,060,000). The Company has received assurance from counsel for the investors that the investors have not placed the Company in default under the notes and therefore the Company does not consider itself in default. There can be no assurance that the investors will not declare a default in the future. Should such notice of default be received by the Company, its liabilities would increase dramatically due to the penalties, reset provisions, and other damages specified in the transaction documents. The increase in liabilities attributed to a notice of default under the transaction documents could exceed the Company's current market capitalization and affect negatively on its financial condition by $7-13 million dollars. The debentures are collateralized by the Company's assets and, in the event if the Company is unable to repay or restructure these debentures, there is no assurance that the holders of the debentures will not institute legal proceedings to recover the amounts owed including foreclosure on the Company's assets.

DERIVATIVE LIABILITIES

In accordance with EITF 00-19, the conversion feature of each convertible debenture and the stock warrants issued in conjunction with convertible debentures have been included as long-term liabilities and were originally valued at fair value at the date of issuance. As a liability, the convertible features and the stock warrants are revalued each period until and unless the debt is converted. As of February 29, 2008, the fair values of the conversion feature and the stock warrants aggregated to $4,370,457. The Company recorded income of $667,279 related to the change in fair value from the last date of valuation of the convertible debt on November 30, 2007 to February 29, 2008. This amount is recorded as "Change in Derivative Liabilities" a component of other income in the accompanying consolidated statement of operations. If the debt is converted prior to maturity, the carrying value will be transferred to equity.

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

NOTE 6 - PREFERRED STOCKS

On December 7, 2005, the Company had a reverse stock split of 3 to 1 for all issued and outstanding preferred shares and converted all classes of preferred shares into Series A preferred stock. The Company is authorized to issue 40,000,000 shares of no par value Series A preferred stock. As of February 29, 2008, the Company had 24,275,960 shares of preferred stock Series A issued and outstanding. No dividends shall accrue or be payable on the Series A preferred stocks. The Company has the right to redeem each share of Series A preferred stock for $1; however, there is no obligation for this redemption. Each share of Series A preferred stock is entitled to vote on all matters with holders of the common stock; however, each Series A preferred stock is entitled to 1 vote. Each share of Series A preferred stock is convertible, at the option of the holder and subject to a 65 day written notice to the Company, at any time after the date of the issuance into 1 share of fully paid and non-assessable share of common stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series A preferred stock shall be entitled to be paid $1 per share before any payments or distribution of assets of the Company to the holders of the common stock or any other equity securities of the Company.

During the nine months ended February 29, 2008, holders of the Company's Series A preferred stock converted 500,000 shares of their Series A preferred stock into 500,000 shares of the Company's common stock.

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

On February 13, 2008, the Company amended its Articles of Incorporation to increase its total number of authorized common shares from 100 million to 750 million.

NOTE 8 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                   For the nine months ended
                                               February 29,       February 28,
                                                  2008               2007

                                             -----------------------------------
     Numerator:
       Net Loss                                  $(1,230,603)      $(3,644,176)
     Denominator:
       Weighted Average Number of Shares          42,540,474        30,594,250
                                             ---------------    ---------------
     Net loss per share-Basic and Diluted    $         (0.03)       $    (0.12)

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - NET LOSS PER SHARE (CONTINUED)

As the Company incurred a net loss for the nine months ended February 29, 2008 and February 28, 2007, it has excluded from the calculation of diluted net loss per share approximately 260,525,960 and 6,083,333 shares, respectively. These shares represent the Series A preferred stock, outstanding warrants and assume that all convertible notes could be converted at the market price as of February 29, 2008 and February 28, 2007, respectively.

NOTE 9 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment detailed information of the reportable segment is not presented.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company had notes payable to its CEO, Scott Sand, in the amounts of $98,705 and $4,689 as of February 29, 2008 and February 28, 2007, respectively. Interest on the loan was accrued at 6% for the quarter ended February 29, 2007. The bulk of the balance due as of February 29, 2008 was a result of business expenses paid by Mr. Sand on his personal credit cards. The Company will record interest in the amount of finance charges on the credit cards. The related accrued interest of $2,903 is included in the note balance as of February 29, 2008. In addition to the note amounts, the Company also has accrued salary expense payable to Mr. Sand in the amounts of $63,356 and $158,667 as of February 29, 2008 and February 28, 2007, respectively.

On October 25, 2007, the Company issued 8,333,333 shares of Series A preferred stock to Scott Sand to retire $200,000 owed to him for accrued compensation.

NOTE 11 - LEASE OBLIGATION

The Company leases its administrative office under a two unsecured leases agreement which expire on April 1, 2008 and December 31, 2009. The Company also maintains a corporate office under a month-to-month lease agreement. As of February 29, 2008, the remaining lease obligation is as follows:

                     Year Ending                Lease
                               May 31, Obligation
                   ---------------------------------------
                         2008                $      2,325
                         2009                       9,300
                         2010                       5,425
                                             ------------
                                             $     17,050
                                             ============

The total rent expense for the three and nine months ended February 29, 2008 was $7,200 and $21,400, respectively.

NOTE 12 - INTANGIBLE ASSETS

The Company has recorded patents at a cost of $67,345. This represents legal costs of filing for patents and the purchase of the exclusive rights for a patent with common stock valued at $60,000. The costs associated with the patents relate to the OxyView(TM) and OxyAlert(TM) patents. Both of these patents are still pending in status so the Company has not started amortizing these costs.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of February 29, 2008.

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

We have filed for approval with the FDA to commence marketing of our OxyAlert(TM) units. Upon approval of the FDA, we will begin marketing and sales of OxyAlert(TM). The OxyAlert(TM) system is intended to be used in monitoring oxygen intake pressure to a recipient of supplemental oxygen. The caregiver is alerted when the oxygen level falls below a predetermined threshold. The OxyAlert Receiver Monitor is an interface that provides the caregiver with visual or audio signals notifying them of the low oxygen levels. The patent application for OxyAlert(TM) was filed in the quarter ended February 29, 2008.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2008 COMPARED TO THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2007

We reported gross sales of $59,843 in the quarter ended February 29, 2008. Our total sales fell 79% from sales of $281,380 in the quarter ended February 28, 2007. Our sales decrease was attributable to less sales of our Secure Balance
(TM) product. Our Secure Balance(TM) sales were $58,045 in the current quarter, compared to $281,380 in the quarter ended February 28, 2007. Secure Balance(TM) sales accounted for 97% of our current quarter's sales and 99% of the sales in the quarter ended February 28, 2007.

We reported gross sales of $251,852 in the nine months ended February 29, 2008. Our total sales fell 58% from sales of $605,011 in the nine months ended February 28, 2007. Our sales decrease was attributable to less sales of our Secure Balance (TM) product. Our Secure Balance (TM) sales were $207,358 in the nine months ended February 29, 2008, compared to $601,011 in the nine months ended February 28, 2007. Secure Balance (TM) sales accounted for 83% of the sales in the nine months ended February 29, 2008 and and 99% of the sales in the nine months ended February 28, 2007.

Management attributes the drop in Secure Balance(TM) sales in comparison to a year ago to a change in billing practices of Medicare. The government "changed" the rules, telling physicians that they could not utilize the balance therapy equipment in their offices without having a licensed physical therapist on hand while the equipment was in use. Therefore, for a period of time, only physicians willing to bring physical therapists into their offices were willing to purchase or lease Secure Balance(TM). However, after an outcry from physicians, management has learned that Medicare's decision has been reversed. It is management's understanding that now Secure Balance(TM) can be utilized by physicians, in their offices without the need to have a physical therapist present, as long as the use is "incident" to their practices. As a result, management expects Secure Balance(TM) sales to increase. Further, our sales of Oxyview (TM) are anticipated to continue to increase from the current quarter's sales as we expand sales channels. After shipping our first sale of Oxyview (TM) in November of 2006, our sales of Oxyview (TM) were $41,593 in the nine months ended February 29, 2008 (we reported $820 of Oxyview (TM) sales in the three months ended February 29, 2008). We also reported $264 in sales of supplies and $2,638 in freight charges that we collected and recorded as income in the nine months ended February 29, 2008.

Our total cost of sales was $38,487 in the quarter ended February 29, 2008 and our gross profit was $21,356 (a gross margin of 35.6%). We reported cost of sales of $160,455 in the quarter ended February 28, 2007 with a gross profit of $120,925 (a gross margin of 43.0%). The high percentage of Secure Balance (TM) sales in the current quarter resulted in a reduction in the gross margin. We also are paying higher commissions on our Secure Balance (TM) sales, which has reduced our gross margins. We anticipate that our gross margin will improve as we increase our Oxyview (TM) sales which generates a higher gross margin than our Secure Balance (TM) sales. The cost of sales for our Oxyview (TM) sales was $85 which generated a gross profit of $219 (a gross margin of 89.6%). Secure Balance sales in the quarter ended February 29, 2008 generated a gross margin of 33.8% (cost of sales of $38,401 generating a gross profit of $19,644).

Our total cost of sales was $167,604 in the nine months ended February 29, 2008 and our gross profit was $84,248 (a gross margin of 33.5%). We reported cost of sales of $342,644 in the nine months ended February 28, 2007 with a gross profit of $262,367 (a gross margin of 43.4%). We are paying higher commissions on our Secure Balance (TM) sales, which has reduced our gross margins.

We anticipate that our gross margin will improve as we increase our Oxyview (TM) sales which generates a higher gross margin than our Secure Balance (TM) sales. The cost of sales for our Oxyview (TM) sales was $10,738 for the nine months ended February 29, 2008 which generated a gross profit of $30,122 (a gross margin of 74.2%). Secure Balance sales in the nine months ended February 29, 2008 generated a gross margin of 24.3% (cost of sales of $156,867 generating a gross profit of $50,491).

Our selling, general and administrative expenses were $478,694 in the quarter ended February 29, 2008. This was a decrease of approximately 10.3% from the selling, general and administrative expenses of $533,693 reported in the quarter ended February 28, 2007. The decrease in SG&A is primarily attributable to a decrease in accounting and legal expenses associated with our filings with the Securities and Exchange Commission.

Our selling, general and administrative expenses were $1,224,420 in the nine months ended February 29, 2008. This was a decrease of approximately 11.3% from the selling, general and administrative expenses of $1,379,955 reported in the six months ended February 28, 2007.

Our interest expense for the quarter ended February 29, 2008 was $251,231. This was an decrease of 28.8% from the interest expense of $352,808 in the quarter ended February 28, 2007.

Our interest expense for the nine months ended February 29, 2008 was $945,592. This was a decrease of 76.7% from the interest expense of $4,051,776 in the nine months ended February 28, 2007. The vast majority of our interest expense in both the nine months ended February 29, 2008 and February 28, 2007 related to the accounting treatment of the convertible feature of the notes payable. The interest expense relating to financing costs in the nine months ended February 29, 2008 and February 28, 2007 was $827,429 and $4,009,897, respectively. The interest expense accrued on the notes payable and other interest paid in the nine months ended February 29, 2008 and February 28, 2007 were $118,163 and $41,879, respectively.

We recorded income due to the change in our derivative liability in the amount of $855,161 in the nine months ended February 29, 2008. This is compared to the income that we reported in the amount of $1,526,403 in the nine months ended February 28, 2007. This income was a result of the Company's treatment of certain convertible notes payable and warrants. The Company is required to value the convertible feature of each convertible note and also value the warrants when they are issued. The valuation was done again as of February 29, 2008 and February 28, 2007. Any increases in these values, which are based on a Black Scholes valuation, have been recorded as expense and decreases are recorded as income.

We have not generated net profit to date and therefore have not paid any federal income taxes since inception. We paid $0 and $1,215 in state taxes in the nine months ended February 29, 2008 and February 28, 2007, respectively. We estimate that our federal tax net operating loss carryforward will be approximately $4.6 million as of May 31, 2007, the end of our last fiscal year. This carryforward was equal to $3,009,598 as of May 31, 2006. The loss carryforward will begin to expire in 2019, if not utilized. Our ability to utilize our net operating loss and tax credit carryforwards may be limited in the event of a change in ownership.

LIQUIDITY AND CAPITAL RESOURCES

At February 29, 2008, our current assets totaled $236,681 (including cash of $6,719, inventory of $74,857 and prepaid expenses of $155,105). Total current liabilities were $608,536, consisting of $214,926 in accounts payable, $226,516 in accrued expense, $8,350 in taxes payable, $98,705 in an officer's loan and $14,539 representing the current portion of long-term debt. We had $251,852 of sales in the nine months ended February 29, 2008, sales of convertible debentures and other notes on which we netted $255,500 and sales of common stock on which we netted $166,300. Our finances were assisted by deferments from our CEO and Chairman Scott R. Sand. Mr. Sand accrued $50,000 in salary in the current quarter and a total of $150,000 in the nine months ended February 29, 2008. On October 25, 2007, the Company issued 8,333,333 shares of its preferred series A stock to pay for $200,000 in accrued salary. As of February 29, 2008, we owed Mr. Sand $63,356 in accrued salary and an additional $98,705 for expenses that he has paid on behalf of the Company.

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

Without the prior written consent of a majority-in-interest of the Investors, subject to certain exceptions as set forth in the agreement, we may not negotiate or contract with any party to obtain additional equity financing (including debt financing with an equity component) that involves (A) the issuance of common stock at a discount to the market price of the common stock on the date of issuance (taking into account the value of any warrants or options to acquire common stock issued in connection therewith) or (B) the issuance of convertible securities that are convertible into an indeterminate number of shares of common stock or (C) the issuance of warrants during the lock-up period beginning on July 25, 2006 and ending on the later of (i) two hundred seventy (270) days from July 25, 2006 and (ii) one hundred eighty (180) days from the date the registration statement is declared effective. In addition, subject to certain exceptions as set forth in the agreement, we agreed that we would not conduct any equity financing (including debt with an equity component) during the period beginning on July 25, 2006 and ending two (2) years after the end of the above lock-up period unless we have first provided to each Investor an option to purchase its prorata share (based on the ratio of each Investor's purchase under the Securities Purchase Agreement) of the securities being offered in any proposed equity financing. We must provide each Investor written notice describing any proposed equity financing at least 20 business days prior to the closing and the option must be extended to each Investor for 15 days following delivery of the notice.

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

We also agreed to increase our number of authorized shares of common stock from 100 million to 500 million within thirty days of the agreement. From this reserved amount, we are required to have a number of common shares reserved for issuance equal to no less than two times the number issuable upon conversion of the notes and the warrants (based on the conversion price of the notes and the exercise price of the warrants in effect from time to time). If the amount reserved is below the amount to be reserved for the Investors under the agreement, we are required to take all corporate action necessary to authorize and reserve a sufficient number of shares. Under the agreement, if we fail to obtain the shareholder approval necessary to increase the number of authorized shares within thirty days following the date which the number of required reserve shares exceeds the authorized and reserved shares, we may be noticed of an event of default and required to pay the Investors liquidated damages of three (3) percent of the outstanding amount of the notes per month plus accrued and unpaid interest on the notes, prorated for partial months, in cash or shares at the Investor's option. We amended our Articles of Incorporation on February 13, 2008 to increase the number of authorized shares of common stock from 100 million to 750 million. With our current stock price as of this filing, we currently do not have enough shares reserved under the agreement.

In February 2008, the noteholders converted $5,000 of their notes due under the convertible debts into 500,000 shares of common stock.

March 15, 2007 Securities Purchase Agreement

On March 15, 2007, we entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (the "Investors") and agreed to issue and sell (i) callable secured convertible notes up to $450,000, and (ii) warrants to acquire an aggregate of 9 million shares of our common stock. The callable secured convertible notes (4 notes, $450,000 total loan principal; 3 year term; 6% annual interest, 15% annual "default interest") are convertible into shares of our common stock at a variable conversion price based upon the applicable percentage of the average of the lowest three trading prices for the common stock during the twenty trading day period prior to conversion. The "Applicable Percentage" means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the required filing and (ii) 60% in the event that the Registration Statement becomes effective within ninety days from the required filing. Under the agreement, the conversion price of the secured convertible notes will be adjusted in the event we issue securities below the fixed conversion price and may be adjusted in certain circumstances such as merger, consolidation or if we pay a stock dividend.

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

Subject to shareholder approval, we are required to have a number of common shares reserved for issuance equal to no less than two times the number issuable upon conversion of the notes and the warrants (based on the conversion price of the notes and the exercise price of the warrants in effect from time to time). If the amount reserved is below the amount to be reserved for the Investors under the agreement, we are required to take all corporate action necessary to authorize and reserve a sufficient number of shares. Under the agreement, if we fail to obtain the shareholder approval necessary to increase the number of authorized shares within thirty days following the date which the number of required reserve shares exceeds the authorized and reserved shares, we may be noticed of default and required to pay the Investors liquidated damages of three
(3) percent of the outstanding amount of the notes per month plus accrued and unpaid interest on the notes, prorated for partial months in cash or shares at the Investor's option.

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

We have been developing our BAFI(TM) product line since 1999. Now, some 8 years later, we still have not identified competition in the marketplace for our BAFI(TM) product line. The lack of competition is expected to enhance our planned marketing campaign.

We believe that Secure Balance(TM) is now among the leaders in the balance and fall prevention industry. We expect to be able to capitalize on this notoriety and hope to increase our Secure Balance(TM) sales (as long as physicians are not impacted by Medicare billing changes, that may fluctuate periodically, as discussed above, and below).

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

RISKS RELATED TO OUR BUSINESS:

WE HAVE A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We have experienced significant operating losses in each period since our inception. As of February 29, 2008, we have incurred total accumulated losses of $10,554,275. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in the development of our products and from general and administrative costs associated with operations. We expect to incur increasing operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

WE HAVE RELIED ON CAPITAL CONTRIBUTED BY RELATED PARTIES, AND SUCH CAPITAL MAY NOT BE AVAILABLE IN THE FUTURE.

The Company has relied on loans and compensation deferrals from our CEO and Chairman, Scott R. Sand, and investment in the form of convertible notes payable from various individuals and entities to sustain the Company from 1999 into the current fiscal year. Although we have paid much of these loans from Mr. Sand back, we may be unable to repay the remainder as planned and may have to look again to Mr. Sand for assistance in financing. There is no guarantee that Mr. Sand will have financial resources available to assist in our funding. Mr. Sand's executive compensation continues to accrue; currently we are obligated to pay him $200,000 per year under his employment contract with the Company. As of February 29, 2008, the Company owes Mr. Sand $63,356 under his employment contract and also owes him $98,705 in loans made to the Company. If future capital is not available from Mr. Sand or other third parties in the future, the Company's operations may be negatively affected.

OUR BAFI PRODUCTS MAY NOT BE SUCCESSFULLY DEVELOPED OR COMMERCIALIZED, WHICH WOULD HARM US AND FORCE US TO CURTAIL OR CEASE OPERATIONS.

We are a relatively new company and most of our BAFI(TM) product line is still in the late stages of development as we still need manufacturing prototypes. Of the BAFI(TM) products, only Oxyview (TM) is currently being marketed and sold. Our Oxyview (TM) sales for the nine months ended February 29, 2008 were $41,593. These products, once marketing commences, may not be successfully developed or commercialized on a timely basis, or at all. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of these products or other potential products, or if our products do not achieve a significant level of market acceptance, we would be forced to curtail or cease operations. Even if we develop our products for commercial use, we may not be able to develop products that:

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

The following table shows the effect on the number of shares issuable upon full conversion ($2,055,000 aggregate principal)(without taking into account the 4.99% limitation or any interest, penalties, events of default or other amounts under the notes), in event our common stock price declines by 25%, 50% and 75% from the trading price at February 29, 2008.

                                             PRICE DECREASES BY
----------------------- -------------------- --------------------- --------------------- --------------------
                        2/29/08              25%                   50%                   75%
----------------------- -------------------- --------------------- --------------------- --------------------
Common Stock Price(1)   0.02                 0.015                 0.01                  0.005
----------------------- -------------------- --------------------- --------------------- --------------------
Conversion Price (2)    0.01                 0.0075                0.005                 0.0025
----------------------- -------------------- --------------------- --------------------- --------------------
100% Conversion Shares  205,500,000          274,000,000           411,000,000           822,000,000
----------------------- -------------------- --------------------- --------------------- --------------------
_____________
(1) Represents the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period prior to February 29, 2008 as calculated pursuant to the agreements

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

We have entered into convertible debenture agreements that total $2,130,000. Unless sooner converted into shares of our common stock, we are required to repay the convertible debentures. To do so, we would be required to use our working capital, if any at that time, and/or raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us to recover the amounts due. Any such action may require us to curtail or cease operations.

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

Most of our common shares have been held by our shareholders for periods of one or two years or longer. As of February 29, 2008, we have 22,168,119 unrestricted shares issued. We will undoubtedly have unrestricted shares issued in the future. There is no way to control the sale of these shares on the secondary market. The resale of these unrestricted shares might adversely affect our stock price.

OUR STOCK IS THINLY TRADED, WHICH CAN LEAD TO PRICE VOLATILITY AND DIFFICULTY LIQUIDATING YOUR INVESTMENT.

The trading volume of our stock has been low, which can cause the trading price of our stock to change substantially in response to relatively small orders. In addition, during the last two fiscal years, our common stock has traded as low as $0.02 and as high as $2.20 (adjusted for our 40 to 1 reverse split which was effected in December of 2005). Both volume and price could also be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

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

WE MAY ISSUE PREFERRED STOCK IN THE FUTURE, AND THE TERMS OF THE PREFERRED STOCK MAY REDUCE THE VALUE OF YOUR COMMON STOCK.

We are authorized to issue up to 40,000,000 shares of Series A Preferred Stock. The Series A is convertible upon 65 days written notice into one share of common stock and votes with the common stock on an as converted basis. Our Board of Directors are able to determine the terms of preferred stock without further action by our stockholders. We have issued 24,275,960 shares of preferred stock as of February 29, 2008. To the extent we issue preferred stock, it could affect your rights or reduce the value of your common stock.

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

A SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

If our shareholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, or conversion of convertible notes or Series A Preferred Stock, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. As of February 29, 2008, 22,168,119 shares of our issued common stock are unrestricted and 38,015,355 shares are restricted (but many may be eligible to have restrictions lifted).

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended February 29, 2008, we sold the following securities without registration under the Securities Act of 1933 in reliance on the exemption contained in Section 4(2) and Regulation D promulgated thereunder:

Common Stock
-------------

a) In December 2007, we issued 4,775,000 shares of restricted common stock to three entities for services rendered. We valued this stock at an average price of $0.046 per share (the closing price as of the date of issuance), or a total of $218,750.

b) In December 2007, we sold 1,000,000 shares of restricted common stock to one investor at a price of $0.01 per share, or $10,000.

c) In December 2007, we issued 4,000,000 shares of restricted common stock to one entity at a price of $0.05. This stock was valued at a total of $200,000 and is being expensed over the 6-month term of the agreement.

d) In January 2008, we sold 525,000 shares of restricted common stock to five Individuals at a price of $0.02 per share, or a total of $10,500.

e) In January 2008, one note holder with a $10,000 note converted his note into 1,000,000 shares of restricted common stock (a price of $0.01 per share).

f) In February 2008, the holders of our July 26, 2007 convertible debentures converted $5,000 in principal of their notes into 500,000 shares of common stock. This conversion was done at $0.01 per share.

g) In consideration for one individual making a $20,000 loan in February 2008, we agreed to issue him 2,000,000 shares of restricted common stock. This stock was valued at $0.01 per share. The $20,000 value is being expensed over the 90-day term of the loan.

h) In February 2008, we sold 2,000,000 shares of restricted common stock to one individual at a price of $0.008 per share, or a total of $16,000.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS

(All exhibits with original signatures are contained in the corporate office files of Ingen Technologies, Inc. ("Ingen"))

Exhibit No.     Document Description
-----------     --------------------

    3.1 Amendment to the Articles of Incorporation of Ingen Technologies, Inc. Increasing the number of authorized common shares from 100 million to 750 million.

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

                                          INGEN TECHNOLOGIES, INC.


April 21, 2008                            /s/ Scott R. Sand
                                          -------------------------------------
                                          Scott R. Sand
                                          Chief Executive Officer and Chairman


April 21, 2008                            /s/ Thomas J. Neavitt
                                          -------------------------------------
                                          Thomas J. Neavitt
                                          Secretary and Chief Financial Officer