Form 10KSB
period 2008-05-31
Ingen Technologies, Inc.
filed 2008-09-29
CIK 861058

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 2008

                       Commission File Number 000-28704

                            INGEN TECHNOLOGIES, INC.
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

        SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE
           SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                           Common Stock, no par value
                           --------------------------
                                (Title of Class)

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

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

The Registrant had revenues of $252,493 for its most recent fiscal year.

As of September 17, 2008, the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $13,934, based on the closing price of $0.03 per share for the common stock as quoted on that date.*

The number of shares of Common Stock, no par value, outstanding on September 17, 2008 was 8,049,259.

* Excludes 7,584,803 shares of Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding on September 17, 2008. The calculation does not reflect a determination that such persons are affiliates for any other purposes.


================================================================================

                               TABLE OF CONTENTS


                                                                            Page
                                     PART I


ITEM 1.    Business                                                            3
ITEM 2.    Properties                                                         10
ITEM 3.    Legal Proceedings                                                  11
ITEM 4.    Submission of Matters to a Vote of Security Holders                11

                                     PART II


ITEM 5.    Market for Common Equity and Related Stockholder Matters
           and Small Business Issuer Purchases of Equity Securities           11
ITEM 6.    Management's Discussion and Analysis                               16
ITEM 7.    Financial Statements                                          33, F-1
ITEM 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                                36
ITEM 8A.   Controls and Procedures                                            36
ITEM 8A(T) Controls and Procedures                                            36
ITEM 8B.   Other Information                                                  36

                                    PART III


ITEM 9.    Directors, Executive Officers, Promoters, Control
           Persons and Corporate Governance; Compliance with
           Section 16(a) of the Exchange Act                                  40
ITEM 10    Executive Compensation                                             43
ITEM 11.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                         44
ITEM 12.   Certain Relationships and Related Transactions, and
           Director Independence                                              45
ITEM 13.   Exhibits                                                           49
ITEM 14.   Principal Accountant Fees and Services                             51


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

Unless the context otherwise requires, the "Company," "Ingen," "we," "us," and "our" means Ingen Technologies, Inc. and its subsidiary.

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

In March of 2004, we merged with a Nevada company, Ingen Technologies, Inc. Ingen Technologies, Inc. survived as our subsidiary for the sole purpose of operating our new business. However, we remained a Georgia corporation, with completely new management and an active business plan in the medical devices industry, operated by our subsidiary. Shortly thereafter, we changed our name to Ingen Technologies, Inc.

Ingen Technologies, Inc., the Nevada company, was founded by Scott R. Sand in 1999. Upon the merger with our Georgia corporation, Mr. Sand became the Chief Executive Officer and Chairman of the Board of Directors, positions he maintains today. Mr. Sand owns 265,790 shares of our common stock (approximately 3.3% of the 8,049,259 common shares outstanding as of September 19, 2008) and approximately 91.2% of our issued and outstanding Series A Convertible preferred shares (31,275,960 shares out of 34,279,960 outstanding shares) which vote on a one-vote-per-share basis along with our common shares. As of September 19, 2008, Mr. Sand owned approximately 74.5% of our outstanding voting shares.

Prior to the merger in March of 2004, Mr. Sand financed the research and development of our product lines and operation of the business within Ingen Technologies, Inc. of Nevada. From its inception in 1999 up through and into our fiscal year 2004, Mr. Sand supplied cash loans of $72,000 and deferred management compensation of $306,000. Mr. Jeffrey Gleckman, another of our preferred stockholders, contributed approximately $300,000 to the company in exchange for preferred shares.

We made major adjustments to our capital structure toward the end of 2005. We reduced the number of authorized common shares from 500 million to 100 million. The number of authorized preferred shares remained unchanged at 40 million and are designated as Series A Convertible Preferred Stock. Our stockholders authorized a reverse split of common shares on a ratio of 40 into 1 on December 5, 2005; thereby reducing the number of issued shares from 488,037,593 to 12,201,138. We also reverse split our preferred shares on a ratio of 3 into 1, reducing our issued and outstanding preferred shares from 39.9 million to 13.3 million. Our Series A Convertible preferred shares are convertible into common shares on a 1 into 1 basis upon 65 days written notice. Our Series A Convertible preferred shares are entitled to vote on an equal footing with common shares on all matters for which stockholder voting input is required. Our common stock traded under the symbol "IGTN" until December 5, 2005 and from December 8, 2005 through August 26, 2008 it traded under the trading symbol "IGTG." On August 27, 2008, we effected a reverse split of our common stock at a rate of 600 to 1 and our stock symbol changed to "ITEC."

In February 2008, we amended our Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 750,000,000.

Our stockholders authorized a reverse split of common shares on a ratio of 600 into 1, effective on August 27, 2008; thereby reducing the number of issued and outstanding shares from 342,946,942 to 572,259. Our Series A Convertible Preferred shares were not affected by this reverse stock split.

We issued an aggregate of $2,135,000 in convertible debentures from June 2006 through July 2007. We issued convertible debentures with a total face value of $2,060,000 to a group of investors and warrants representing the right to purchase 29,000,000 shares of common stock (representing the right to purchase 48,333 shares of common stock following the reverse split that was effective August 27, 2008) during the fiscal years ended May 31, 2007 and May 31, 2008. During the fiscal year ended May 31, 2008, the holders of these convertible notes converted $23,453 of these notes into 27,927,000 shares of our common stock (46,545 shares of common stock after adjusting for the reverse stock split that was effective in August 2008). If all of the notes outstanding as of May 31, 2008 were converted into common stock and all of the warrants were exercised, we would be required to issue over 6.8 billion shares of our common stock to the noteholders (this would be approximately 11.33 million shares of our common stock after the effect of the reverse stock split on August 27,
2008).

Subsequent to May 31, 2008, we issued $225,000 in convertible debentures to three of the convertible note holders under an agreement dated June 16, 2008 providing for the issuance of up to $500,000 in secured callable convertible notes and common stock purchase warrants covering 20,000,000 shares of our common stock. On September 5, 2008, we amended the agreement dated June 16, 2008. Under the terms of this amendment, the conversion rate and interest rate of the following convertible debentures have been adjusted. This amendment applies to the $1.5 million convertible debt entered into on July 25, 2006, the $450,000 convertible debt entered into on March 15, 2007, the $110,000 convertible note entered into on July 30, 2007 as well as the $500,000 Securities Purchase Agreement dated June 16, 2008. The "Applicable Percentage" (as defined in each of the notes to be the rate at which the note holders can convert their debt into common stock) has been adjusted to 40%. This means that the convertible note holders can now convert their debt into stock at the average of the lowest three trading prices for the common stock during the twenty day trading period prior to conversion multiplied by 40%. Also the interest rate on all convertible notes has been adjusted from 6% to 12%. This interest rate adjustment is effective as of January 1, 2008. As of May 31, 2008, this interest rate adjustment would be applied to $2,031,547 in outstanding convertible debt.

OVERVIEW:

Ingen Technologies, Inc. is an emerging medical device manufacturer registered with the US Food & Drug Administration and certified by the California Department of Health Services. The company develops, markets and distributes medical technologies and products with applications in the respiratory device markets and the medical diagnostics market; as well as markets in emergency response, aviation, military and consumer markets. Ingen owns a variety of intellectual property, including domestic and foreign patents. Ingen's products include Oxyview and OxyAlert, which are respiratory products; GasAlert, a commercial consumer product using the same technology as OxyAlert; and Secure Balance, a private-label product that includes a vestibular function testing system and balance therapy system. Further, the company will distribute PogaMoonga, a natural energy drink for oxygen therapy patients and consumers.


PRODUCTS:

Ingen Technologies manufactures the medical devices Oxyview and OxyAlert; which are products designed for the growing respiratory patient market in the USA and abroad. Oxyview and OxyAlert provide the respiratory clinicians, including pulmonologists, respiratory therapists and patient care technicians an innovative medical product that provides assurance and safety to home oxygen patients and hospitalized patients while monitoring oxygen flow during oxygen therapy. Patients using portable oxygen concentrators, home oxygen concentrators, liquid oxygen and oxygen gas can use Oxyview and OxyAlert to improve their oxygen delivery. The Oxyview and OxyAlert respiratory products have been accepted by various national respiratory foundations, including the National Home Oxygen Patient Association and the National Emphysema/COPD Foundation.

Oxyview, patents pending, is a Class-I medical device as classified with the US Food and Drug Administration as an in-line oxygen flow meter that is powered by the flow of oxygen and requires no batteries. Oxyview provides a visual cue to the patient or administrator, indicating the continuous flow and volume of oxygen during therapy. It allows the user to be sure that they are receiving the proper oxygen level and alerts them if adjustments need to be made. This device will simplify the oxygen therapy process and therefore, is aimed to preserve, otherwise, costs spent by insurance companies associated with unnecessary service calls. Oxyview is reusable, requires no batteries, works all the time in any position with all liquid or gas oxygen delivery systems, and easily installs anywhere below the cannula nearest the patient where oxygen flow matters the most. Purchasers of Oxyview since its introduction in early 2007 include oxygen suppliers, respiratory equipment manufacturers, medical supply stores and patients. In addition to Oxyview, the company is set up to begin selling a natural energy drink referred to as PogaMoonga. This product is a natural drink processed from pomegranate, aloe vera and the leaves and seeds of the moringa tree. This product provides oxygen therapy patients, and consumers with a way to naturally increase their energy levels.

OxyAlert, formerly named BAFI, is a multi-patented wireless digital pressure gauge with hand-remote, and audio/visual safety warning device used on stationary and remote oxygen delivery devices, such as concentrators and cylinders; used by patients, hospitals, commercial aircraft, military transport, and fire and safety equipment. OxyAlert(TM) technology uses digital sensing and wireless RF data transfer technology so that users can access a hand-held remote to monitor the actual oxygen level from a reasonable distance. OxyAlert(TM) increases safety, accuracy and convenience during oxygen therapy. OxyAlert(TM) is now under an FDA 510k evaluation required before the FDA will classify the device.

GasAlert, patents pending, is a commercial consumer product using the same technology as OxyAlert. This device will monitor and detect gas flow for home appliances, such as ovens, washer, dryer, refrigerator and outdoor plumbed barbeques. GasAlert uses the same technology as OxyAlert, and its application is directed towards determining gas leaks. GasAlert will be marketed upon the US Food and Drug Administration's classification and acceptance of OxyAlert.

The Secure Balance product is a private-label product that includes a vestibular function testing system and balance therapy system. The vestibular (referencing organs in the inner ear) function testing system is manufactured by Interacoustics LTD. in Denmark and is referred to as the VNG. This is an accepted method among physicians to provide diagnostic testing of the inner-ear and central nervous system, in order to provide qualitative results that determine a diagnosis of a patients balance problem. The balance therapy system is manufactured by SportKAT, Inc. in San Diego, California. SportKAT provides private-label testing and balance therapy systems to others. This system is used to provide therapy to patients with balance problems through the use of computerized clinical software tools. We have our own trademark on Secure Balance. Our Secure Balance program provides balance testing/assessment equipment, education and training about balance and fall prevention to physicians and clinicians worldwide.

MARKETS AND DISTRIBUTION:

In June 2006 the company invested $45,000 to engage InTouch Life Sciences, LLC to perform an independent market survey for Oxyview and OxyAlert. On November 20, 2006, InTouch Life Sciences, LLC, based in Raleigh-North Carolina, submitted the final report for the sole purpose to provide Ingen with information regarding the United States market opportunity for Oxyview and OxyAlert. InTouch Life Sciences, LLC is a consulting firm that assists companies in all aspects of commercializing life science technologies by providing experienced medical device executives and consultants with expertise in company research, product development, licensing and sales. The market survey conducted in 2006 indicates that the US respiratory market represents total annual revenues of $8 billion dollars of which $4 Billion may provide market applications for Oxyview and OxyAlert, and is mainly comprised of respiratory equipment manufacturers, and home oxygen service providers. The Company's research has shown that the identified markets would be interested in acquiring the Oxyview and OxyAlert products for their applications. The physician market continues to have a growing interest in providing Oxyview units to their patients by means of assurance and safety. The company has demonstrated through contractual relations that respiratory equipment manufacturers have an interest. Further, patients and oxygen service providers continue to purchase Oxyview through our website or distribution.

According to the 2002 CDC Report, there are approximately 32 million people living in the United States that suffer from Chronic Obstructive Pulmonary Disease, more commonly known as "COPD", the major cause of hospitalizations and the fifth leading cause of death in the United States. The majority of the COPD patients receive oxygen therapy and qualifies in using the respiratory products manufactured by the company. OxyAlert will use the same distribution channels that currently sell Oxyview.

Ingen has focused its efforts with introducing and branding Oxyview through major industry publications, including Advanced Magazine, Respiratory Therapy Magazine, HME Today (Home Medical Equipment), AARC Times (American Academy of Respiratory Care), NHOPA (National Home Oxygen Patient Association), National COPD Foundation, and many others. The company has established a web based purchase program where patients can purchase product direct from the Ingen website. Further, the company is expanding national distribution through an established network of experienced manufacturing representatives. Since Oxyview(R)'s introduction, the company has sold approximately 30,000 Oxyview units, and continues to pioneer the product through media, print and radio sources. The list price of Oxyview is $24.95, and in comparison to other conventional flow meters, Oxyview is lower in price and differs in such that the device is gravity-independent and more accurate than other oxygen flow meters. Other oxygen flow meters rely on gravity since they are using a small ball-in-tube design that has been in existence for more than 80 years. These older style models are heavy and can only be attached to the delivery source, whereas Oxyview is made of light-weight polycarbonate, and can attach near the patient in-line with the oxygen cannula. Oxyview is more accurate than the conventional flow meter only because it works in any position real-time, versus a conventional flow meter that can only work properly if held in vertical position as to allow gravity to calibrate with the ball position and reading. Further, Oxyview is not affected by altitude, vibration, humidity or temperature, whereas the conventional flow meter can only operate properly in a cool dry environment.

Oxyview(R) is distributed nationally within the medical respiratory markets through various experienced exclusive manufacturer representative organizations, and the company has recently contracted distributors for Canada and Asia. In addition to a growing distribution, the company has contracted various respiratory equipment manufacturers in the United States that will include Oxyview along-side their existing products. Further, the company has effected group purchasing organization ("GPOs") contracts with major hospital networks, and continues to expand these hospital markets. Hospitals and other health care providers use group purchasing to obtain the right products at the very best price. Overall, according to Knowledge Source (a leading source of healthcare market information) about 72 percent of purchases that hospitals make are done using GPO contracts. The US healthcare industry spends over $200 billion annually in medical and non-medical products with more than 70% allocated through a GPO. GPOs save hospitals and free standing nursing homes between 10 to 15 percent of their purchasing costs. Additionally, GPOs provide valuable savings to hospitals and other providers by helping them standardize and streamline their purchasing, as well as reduce the number of non-clinical staff that hospitals must employ to negotiate purchasing contracts. There are more than 600 organizations in the United States that participate in some form of group purchasing.

Oxyview is also distributed nationally within the aviation market through several experienced aviation oxygen suppliers. According to the 2007 Aircraft Owners and Pilot Association (AOPA) Statistics, there are 624,007 certified pilots in the United States and a total of 221,943 active aircraft. Each pilot and aircraft is responsible to carry a portable emergency oxygen system. Oxyview(R) has been engineered with applications for both aviation oxygen masks and nose cannulas. The mask is used for altitudes above 18,000 feet, and cannulas are required below 18,000 feet.

Ingen has submitted a formal proposal to the US government and military to offer Oxyview(R) as a product for all oxygen based equipment for VA Hospitals, government transport and emergency response. The company received a letter of response on May 8, 2008 from the Department of Veterans Affairs, Office of Acquisition and Material Management stating that the Federal Supply Schedule ("FSS") Service is in receipt of Ingen's offer. We were informed that we currently lack the required sales criteria needed to procure an FSS contract ($150,000 in commercial sales). The solicitation is open and will be reconsidered any time when the company meets the required sales criteria.

The company contracts with a single national exclusive distributor for Secure Balance, and currently is reorganizing the product website and marketing program due to changes with Medicare reimbursement. Specifically, in June 2007, the Centers for Medicaid and Medicare Services ("CMS") reduced the reimbursement schedule for Vestibular Function Testing, and further changed its policies regarding balance therapy. The new policy guidelines have removed the licensed physician from performing any therapy, and it is now the sole responsibility of a licensed physical therapist. The company intends to launch the new website and marketing program in January 2009 to comply with the new reimbursement codes and policy changes. According to the 2008 statistics regarding vestibular disorders and balance disorders published by the Vestibular Disorders Association; over 90 million Americans, age 17 and older, have experienced a dizziness or a balance problem. A majority of individuals over 70 years of age report problems of dizziness and imbalance, and balance-related falls account for more than one-half of the accidental deaths in the elderly. Furthermore, in a sample of persons age 65-75, one-third reported that dizziness and imbalance degraded the quality of their lives. Dizziness is a common symptom affecting about 30% of people over the age of 65. U.S. doctors reported 5,417,000 patient visits in 1991 because of dizziness or vertigo. The National Institutes of Health estimates that about 545,000 people in the U.S. have Meniere's disease and that 38,250 are diagnosed each year. The Secure Balance product diagnoses and treats Meniere's disease.


SALES AND COMPETITION:

All of our company's sales in the fiscal year ending May 31, 2006 ($846,783) and approximately 98% of our sales in the fiscal year ended May 31, 2007 ($704,490 out of total sales of $720,678) were sales of Secure Balance. This percentage dropped to 82.1% of our total sales resulting from sales of Secure Balance. We expect the percentage of our total sales coming from Secure Balance to continue to fall as we focus the vast majority of our sales and marketing efforts on Oxyview and as we move toward the introduction of our OxyAlert product. Our total sales in the fiscal year ended May 31, 2008 were $252,493 of which $207,358 were derived from sales of our Secure Balance privately-labeled product.

The company revenues indicate a decline in Secure Balance sales and an increase with Oxyview sales. The Secure Balance sales have declined due to government cuts and changes in regulations for vestibular function testing and balance therapy. Further, the company is not a manufacturer of any Secure Balance products, and as a result has no control over competitive pricing or manufacturing costs. This would affect margins and gross profits of all Secure Balance sales. The Oxyview sales have increased because the company is the manufacturer of Oxyview and can control manufacturing costs and competitive pricing for its distribution, hospital group purchasing organizations and partnerships with its respiratory equipment manufacturers.

The competition with Secure Balance continues to increase, and in most instances the niche market that Secure Balance attracts is saturated with products related to vestibular function testing, balance therapy and balance medicine. For example, there are now eight major manufacturers of vestibular function testing systems, and six major manufacturers of balance therapy equipment. The total market size for Secure Balance sales consists of less than 150,000 physician specialists, inclusive of neurologists, otolaryngologists, neurotologists, audiologists and general practice physicians (according to statistics reported by the American Medical Association).

The competition with Oxyview is very small. There are 3 major manufacturers of oxygen flow meters, all of whom manufacture the gravity dependent [ball in tube] flow meter that can only attach directly to the delivery system. Specifically, there are two other in-line oxygen flow meters, the Liter-Meter manufactured by Erie Medical, Inc., and the Rotameter manufactured by King Instruments. Both of these devices are gravity dependent flow meters that include glass housings and are heavier as compared to the Oxyview. Oxyview only weighs approximately 4 grams, less than 1/4 the weight of the Liter-Meter and Rotameter. It is made of medical grade polycarbonate which is lighter, more durable and less of a safety factor compared to the glass house used on the competitive models. More important, Oxyview is not gravity dependent and works in any position, providing a more accurate reading and more user friendly environment for the patients and clinicians. The Liter-Meter and Rotameter are gravity dependent, and must be held vertical to provide a reading. Oxyview is not affected by normal temperature changes and humidity, and can function at high altitudes for private and commercial aviation use; whereas the Liter-Meter and Rotameter are affected by temperature, humidity and gravity, and become even more unstable in providing a reading for oxygen flow rate.


INTELLECTUAL PROPERTY:

The company's patent attorney has represented all of the US and Foreign Patents, and Trademarks for all of the company's products since 2000. The first US Patent for OxyAlert(R) (formerly named BAFI(R)) was issued on October 24, 2000, US Patent no. 6,137,417 and expires May 24, 2019. A second US Patent was issued for OxyAlert(R) on December 4, 2001 and expires October 24, 2020, US Patent no. 6,326,896. Concurrently, the company received registered trademarks for BAFI(R) on November 21, 2000 registration no. 2,406,214, and for OxyAlert(R) on April 4, 2006, registration no. 3,076,716. In connection with the OxyAlert(R) trademark, the company received the registered trademark for GasAlert(R) on April 11, 2006, registration no. 3,079,488. The Oxyview(R) trademark was registered on May 20, 2008, registration no. 3,433,217. US patents for Oxyview(R) were filed June 16, 2006, pending serial no. 78-886168. Foreign patents for Oxyview(R) were filed in Japan, People's Republic of China and the European Communities; reference Japanese Patent Application no. 2006-331151, People's Republic of China Patent Application no. 200710005067.4, and European Patent Application no. 06,122,455.6. The Secure Balance(R) trademark was recently approved and published by the US Patents and Trademarks Office, no. 77-405551. Patents, trademarks and trade secrets are essential to the profitability of our products, and our company policy is to pursue intellectual property protection aggressively for all our products.


LICENSE AND CERTIFICATIONS:

The company's operations are located at 35193 Avenue A, Yucaipa, California. The company holds the following current licenses, registrations and certifications in good standing: Business Permit for the City of Yucaipa license no. 6857 expires June 30, 2011, Manufacturing License for the State of California Department of Health Services license no. 47146 expires July 3, 2010, Registered Medical Device Manufacturer Food and Drug Administration Establishment Registration no. 3005686869, Food and Drug Administration Export Certificate for China no. 47146, Food and Drug Administration Export Certificate for Taiwan no. 47146, and Sales Tax Permit California State Board of Equalization no. 100-780741.

THE HEALTH CARE INDUSTRY:

According to Kaiser's most current statistics available at kaiserEDU.org, health care costs have been rising for several years. Expenditures in the United States on health care surpassed $2 trillion in 2006, almost three times the $714 billion spent in 1990, and over eight times the $253 billion spent in 1980. Stemming this growth has become a major policy priority, as the government, employers, and consumers increasingly struggle to keep up with health care costs. In 2006, U.S. health care spending was about $7,026 per resident and accounted for 16% of the nation's Gross Domestic Product (GDP). Total health care expenditures grew at an annual rate of 6.7 percent in 2006, a slower rate than recent years, yet still outpacing inflation and the growth in national income.

Although Americans benefit from this increasing investment in health care, the recent rapid cost growth, coupled with an overall economic slowdown and rising federal deficit, is placing great strains on the systems we use to finance health care, including private employer-sponsored health insurance coverage and public insurance programs such as Medicare and Medicaid. Since the year 2000, employer-sponsored health coverage premiums have increased by 87 percent. Employers are increasingly shifting costs to their employees in the form of higher premiums, deductibles, and co-payments. With workers' wages growing at a much slower pace than health care costs, many face difficulty in affording this growth in out-of-pocket spending.

Largely due to the implementation of the Medicare Part D benefit in January 2006, Medicare program spending increased 18.7% in 2006. Conversely, since drug coverage for dual eligibility was transferred from Medicaid to Medicare, spending in the Medicaid program decreased 0.9% in 2006, the first drop in Medicaid spending since its creation in 1965. However, it still accounts for 40% of national health spending and comprises one of the largest items in state budgets.

Controlling health care expenditures requires a solid understanding of the factors that are driving the growth in spending. Some of the major factors to consider are:

o Intensity of services - The nature of health care in the U.S. has changed dramatically over the past century with longer life spans and greater prevalence of chronic illnesses. This has placed tremendous demands on the health care system, particularly an increased need for treatment of ongoing illnesses and long-term care services such as nursing homes.

o Prescription drugs and technology - Spending on prescription drugs and the major advancements in health care technology have been cited as major contributors to the increase in overall health spending. After six consecutive years of slowing growth, prescription drug spending growth accelerated in 2006, due in large part to the implementation of the Medicare Part D benefit. The effect of spending on technology, such as devices, is harder to estimate. Some analysts state that the availability of more expensive, state-of-the-art drugs and technological services fuels health care spending not only because the development costs of these products must be recouped by industry but also because they generate consumer demand for more intense, costly services even if they are not necessarily cost-effective.

o Aging of the population - Health expenses rise with age and as the baby boomers are now in their middle years, some say that caring for this growing population has raised costs. This trend will continue as the baby boomers will begin qualifying for Medicare in 2011 and many of the costs are shifted to the public sector.

o Administrative costs - 7% of health care expenditures are for administrative costs (e.g. marketing, billing) and this portion is much lower in the Medicare program (<2%), which is operated by the federal government. Some argue that the mixed public-private system creates overhead costs that are fueling health care spending.

The prohibitive costs of medical facilities have engendered the appearance of a wide spectrum of consumer based home health care products and managed care services. Such consumer activity reduces the economic burden of necessary health care. The managed care industry has structured its primary care providers to act as the "gate keeper". The company's respiratory product line will be targeted for the oxygen supplier with referrals from a primary care provider and pulmonary/respiratory therapy specialist through a manufacturing representative distribution network.

Government agencies and employer insurance liability carriers have incentive to reduce bottom-line expenditures, thereby creating target markets for the Oxyview and OxyAlert product line. The company believes the product line will offer a more cost-effective approach to decreasing the number of services calls as compared to costs associated with unnecessary service calls from home oxygen patients who cannot determine oxygen flow rate and functionality.

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

The company's Oxyview product is registered as Class-I by the U.S. Food and Drug Administration, and as such, the company is registered and conducts its quality assurance procedures under the guidelines established by the U.S. Food and Drug Administration. Further, the company must comply with the State of California Department of Health Services quality assurance policies, and on June 29, 2007, the company was audited by the Department of Health Services. Following the audit, the company received a license to conduct manufacturing of Oxyview in the State of California.

LABELING AND ADVERTISING. The company is in compliance with FDA labeling guidelines. The marketing claims that we may make in the labeling and advertising of our medical devices is limited by FDA guidelines. Should we make claims exceeding those guidelines, such claims will constitute a violation of the Federal Food, Drug, and Cosmetics Act. Violations of the Federal Food, Drug, and Cosmetics Act, Public Health Service Act, or regulatory requirements at any time during the product development process, approval process, or after approval may result in agency enforcement actions, including voluntary or mandatory recall, license suspension or revocation, 510(k) withdrawal, seizure of products, fines, injunctions and/or civil or criminal penalties. Any agency enforcement action could have a material adverse effect on us. The advertising of our products will also be subject to regulation by the Federal Trade Commission, under the FTC Act. The FTC Act prohibits unfair methods of competition and unfair or deceptive acts in or affecting commerce. Violations of the FTC Act, such as failure to have substantiation for product claims, would subject us to a variety of enforcement actions, including compulsory process, cease and desist orders, and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, and restitution. Violations of FTC enforcement orders can result in substantial fines or other penalties.

FOREIGN REGULATION. Outside the United States, our ability to market our products will also depend on receiving marketing authorizations from the appropriate regulatory authorities. The foreign regulatory approval process includes all of the risks associated with FDA procedures described above. The requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country. Recently the FDA has approved Export Certification to sell Oxyview in Taiwan and People's Republic of China. The company is currently seeking FDA Export Certification for Japan, Canada and Saudi Arabia.

MANUFACTURING

Ingen uses a contract manufacturer to process and package Oxyview. Accent Plastics, Inc. is based in Corona-California and is ISO Certified to process and package Oxyview in a clean-room environment.

The company does not manufacture any of the Secure Balance products. The vestibular (referencing organs in the inner ear) function testing system is manufactured by Interacoustics LTD. in Denmark and is referred to as the VNG. The balance therapy system is manufactured by SportKAT, Inc. in San Diego, California.


RESEARCH AND DEVELOPMENT

The company has invested money into research and development of its respiratory product lines, and continues to invest in improved tooling methods, product changes and studies. During fiscal year 2008, Ingen redesigned Oxyview from model IN205A to the new model IN206A. This new development resulted in a more easily read device with a wider range to monitor oxygen flow rate. Specifically, the company could save 25% in product costs by adding a special red dye to the polycarbonate piston during mold injection. This change resulted in a less costly process to color the piston and allow the user to better see the piston location from a greater distance. Further, the company was able to technologically create a low tolerance spring that resulted in the ability to measure oxygen flow rate from 0-6 liters/minute. Model IN205A was only capable to measuring flow rate from 0-4.5 liters/minute. In essence, this increased the sales potential by reaching a larger majority of users. Over the last two years, the company has spent a total of over $25,145 on research and development activities ($11,932 in the fiscal year ended May 31, 2008 and $13,213 in the fiscal year ended May 31, 2007). The company is solely responsible for these costs.


EMPLOYEES

Our wholly owned subsidiary currently has five full-time employees. Our company is a holding company formed in Georgia that owns or has rights to certain proprietary products and operates our business through our subsidiary, Ingen Technologies, Inc., a Nevada company. Mr. Scott R. Sand, our CEO, Founder and Chairman is employed under an employment agreement with the Company. This agreement was effective as of September 21, 2006. Under its terms Mr. Sand is entitled to $200,000 per year for a period of five years and 300,000 shares of common stock per year. As of May 31, 2008, Mr. Sand is due $1,747 for expenses paid on behalf of the company.


ITEM 2. PROPERTIES

We do not own real property. We lease approximately 2,000 square feet of office space in Yucaipa, California at a current rental rate of approximately $1,700 per month under the terms of a lease agreement that expires on April 1, 2011. We also rent, on an oral month-to-month basis, a portion of our Chief Executive Officer, Scott R. Sand's personal residence as a second office for Mr. Sand and for storage space. The rental on this facility is $1,600 per month for about 1,200 square feet of office and storage space. These facilities are adequate for our current requirements.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                               MARKET INFORMATION

Our common stock trades on the "Pink Sheets." Our common stock traded under the trading symbol "IGTG" during the fiscal years reported below. The following table was supplied to us by Pink Sheets management and sets forth the high and low prices for our common stock as reported from June 1, 2006 to May 31, 2008, our last two fiscal years. The quotations reflect inter-dealer prices without retail markups, markdowns, or commissions and may not represent actual transactions.

The prices have been adjusted for the reverse stock split that was effective on August 27, 2008 (at a rate of 600 to 1).

TRADING INFORMATION AS REPORTED BY THE NATIONAL ASSOCIATION OF SECURITIES DEALERS COMPOSITE FEED OR OTHER QUALIFIED INTER-DEALER QUOTATION MEDIUM. THESE PRICES WERE REPORTED BY PINKSHEETS.COM.


                                              CLOSING BID
                           HIGH*                                           LOW*
                           ----------------------------------------------------

JUNE 1
THRU                       78.00                                         30.00
AUG. 31, 2006

SEPT 1
THRU                       42.00                                         18.00
NOV. 30, 2006

DEC. 1, 2006
THRU                       42.00                                          24.00
FEB. 28, 2007

MAR. 1
THRU
MAY 31, 2007               36.00                                          18.00

JUNE 1
THRU                       60.00                                          18.00
AUG. 31, 2007

SEPT 1
THRU                       42.00                                          18.00
NOV. 30, 2007

DEC. 1, 2007
THRU                       30.00                                          6.00
FEB. 29, 2008

MAR. 1
THRU
MAY 31, 2008              9.00                                            0.30

* Adjusted for the reverse stock split that was effective on August 27, 2008 (at a rate of 600 to 1).

On August 27, 2008, there were 624 stockholders of record of our common stock. This number does not include beneficial owners of the common stock whose shares may be held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

We have never paid any dividends on our common stock and do not plan to pay dividends on our common stock for the foreseeable future. We currently intend to retain future earnings, if any, to finance operations, capital expenditures and the expansion of our business.


EQUITY COMPENSATION PLANS

The following table sets forth as of May 31, 2008 compensation plans (including individual compensation arrangements) under which equity securities of the company are authorized for issuance:

Equity Compensation Plan Information

Plan Category                       Number of securities to be
                                      issued upon exercise of      Weighted-average exercise price  Number of securities remaining
                                   outstanding options, warrants  of outstanding options, warrants   available for future issuance
                                            and rights                       and rights             under equity compensation plans
                                                (a)                              (b)                (excluding securities reflected
                                                                                                            in column (a))
                                                                                                                  (c)

Equity compensation plans        0                                0                                0
approved by security holders
Equity compensation plans not
approved by security holders     1,000,000 shares of Series A     $.04                             20,000,000 shares of common stock
                                 Preferred Stock (1)                                               7,000,000 shares of Series A
                                                                                                   Preferred Stock (3)(4)
                                 250,000 shares of common stock
                                 (2)                              $.50
Total                            1,000,000 shares of Series A     $.04                             20,000,000 shares of common stock
                                 Preferred Stock(1)                                                7,000,000 shares of Series A
                                                                                                   Preferred Stock (3)(4)
                                 250,000 shares of common stock   $.50
                                 (2)

(1) On January 18, 2007, we issued options to purchase 1,000,000 shares of Series A Preferred Stock to Peter Wilke, our then general counsel. The option price is $0.04 and the term is five years.

(2) On March 31, 2008, we issued an anti-dilutive 3-year common stock purchase warrant to purchase 250,000 shares of our common stock to our legal counsel. The warrants have an exercise price of $0.50 per share and may be exercised at any time prior to March 31, 2011.

(3) On January 22, 2007, we approved the January 2007 Non-Qualified Stock Plan (the "Plan"). The purpose of the Plan is to compensate key employees, advisors, service providers and consultants by issuing them shares of our common stock or options to purchase shares of common stock in exchange for services rendered. We authorized up to 20 million shares of our common stock and up to 8 million shares of our preferred stock for issuance under the Plan.

(4) In November 2006, in connection with an agreement to purchase the rights of Oxyview from Francis McDermott, we agreed to issue Mr. McDermott options to purchase 2,000,000 shares of common stock at an exercise price of $.06 per share. The options were to be issued only upon the sale of at least 1,000,000 units of Oxyview and terminate five years thereafter. In May 2008, we agreed to issue 2,000,000 shares of Series A preferred stock to Mr. McDermott to cancel these options. The stock was not issued as of May 31, 2008 and we have booked $2,000 as a stock subscription.

We have outstanding options held by one individual to purchase 1,000,000 shares of our Series A Convertible Preferred stock.


Preferred Stock (fully vested)

Options                                                    Weighted-Averaged
Outstanding                            Weighted-Average    Remaining Contractual      Intrinisic
as of                  Shares          Exercise Price      Term                       Value
                       ------          --------------      ---------------------      -----

May 31, 2008            1,000,000        $0.04             4.58 years                  $39,535


For purposes of calculating the intrinsic value of the options to purchase Series A Preferred Stock, we used the trading value and volatility of our common shares. There is no market for the Series Preferred stock, but each share is convertible at a one-for-one rate into our common stock. The intrinsic value of the stock options will be amortized over the life of the contract.


RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended May 31, 2008, we sold the following securities without registration under the Securities Act of 1933 in reliance on the exemption contained in Section 4(2) and/or Regulation D promulgated thereunder. No general solicitation or advertising was used in connection with the sale of the shares and all shares were issued with a restrictive legend.

Common Stock
-------------

a) In March 2008, we issued a total of 30,000 shares of our restricted common stock to our CEO, Scott Sand (adjusted for the 1 for 600 reverse stock split on August 27, 2008) originally issued as 18,000,000 shares of restricted common stock). The stock was issued to retire accrued compensation in the amount of $108,000. We valued this stock at $0.006 per share, which was the closing price of the common stock on the date of issuance. The reverse stock split adjusted price of the common stock is $3.60 per share.

b) In March 2008, we issued a total of 16,668 shares of our restricted common stock to two entities in exchange for service rendered (adjusted for the 1 for 600 reverse stock split on August 27, 2008, the stock was originally issued as 10,000,000 shares of restricted common stock). We valued this stock at $0.006 per share, which was the closing price of the common stock on the date of issuance. The reverse stock split adjusted price of the common stock is $3.60 per share.

c) In March 2008, we issued a total of 3,000 shares (adjusted for the 1 for 600 reverse stock split on August 27, 2008) of our restricted common stock to the seven members of our Board of Directors and an officer. This was originally issued as 1,800,000 shares of restricted common stock. 1,200,000 shares were issued for Directors' fees, 300,000 shares were issued to Scott Sand, our CEO under the terms of his employment agreement, and 300,000 shares were issued to Tom Neavitt, an officer for his services rendered as Chief Financial Officer. We valued this stock at $0.006 per share, which was the closing price of the common stock on the date of issuance. The reverse stock split adjusted price of the common stock is $3.60 per share. The total value of the stock issued was $10,800.

d) On March 31, 2008, the Company issued to a consultant an anti-dilutive warrant granting the holder the right to purchase up to 250,000 shares of common stock at $.50 per share until March 31, 2011. The Company also issued the consultant a convertible promissory note in the principal amount of $37,000. On or before September 1, 2010, the holder may convert the note into shares of the Company's common stock. In all circumstances, the holder shall receive a minimum of 400,000 shares of the Company's common stock. Furthermore, in the event of a merger, consolidation, combination, subdivision, forward split or reverse split, any portion of the unpaid amount of this note may be converted into fully-paid, non-assessable shares of the Company's common stock, at a conversion price equal to $.25 per share.

e) In April 2008, we sold a total of 4,167 shares (adjusted for the 1 for 600 reverse stock split on August 27, 2008) of our restricted common stock to one individual. This was originally issued as 2,500,000 shares of restricted common stock. The stock was sold for cash at a price of $0.006 per share. The reverse stock split adjusted price of the common stock is $3.60 per share. The total consideration received by the Company was $15,000.

f) In April 2008, we issued a total of 133 shares (adjusted for the 1 for 600 reverse stock split on August 27, 2008) of our restricted common stock to one individual. This was originally issued as 80,000 shares of restricted common stock. The stock was issued for services rendered and was valued at a price of $0.005 per share, which was the closing price of common stock on the date of issuance. The reverse stock split adjusted price of the common stock is $3.00 per share. The total value of the stock issued was $400.

g) In April 2008, we issued a total of 10,000 shares (adjusted for the 1 for 600 reverse stock split on August 27, 2008) of our restricted common stock to an entity (originally issued as 6,000,000 shares of restricted common stock). The stock was issued for services rendered and was valued at a price of $0.0032 per share, which was the closing price of common stock on the date of issuance. The reverse stock split adjusted price of the common stock is $1.92 per share. The total value of the stock issued was $19,200.

h) In April 2008, we authorized the issuance for a total of 1,200,000 shares of our restricted common stock to Bradley Klearman, who is one of our directors, and as part of his consulting agreement (after the 1 for 600 reverse stock split on August 27, 2008, this was equal to 2,000 post reverse stock split shares of common stock). Under this agreement, Mr. Klearman receives $3,000 per month retainer paid either in cash or restricted shares, depending on the company's ability to pay. The company owed Mr. Klearman $3,000 for the month of February 2008, and an additional $3,000 for the month of March 2008. The total amount owed prior to April 1, 2008 was $6,000. The fair market value of the company stock at that time was $0.005 per share. The calculation of shares were derived by dividing the amount owed of $6,000 by the fair market value of $0.005.

i) In April 2008, we sold a total of 4,385 shares (adjusted for the 1 for 600 reverse stock split on August 27, 2008) of our restricted common stock to Robert Sand, the father of our CEO. This was originally issued as 2,631,579 shares of restricted common stock. The stock was sold for cash at a price of $0.0019 per share. Our stock price was $0.002 on the date of issuance. The reverse stock split adjusted price of the common stock is $1.14 per share. The total consideration received by the Company was $5,000.

j) In April 2008, we issued a total of 1,667 shares of our restricted common stock (adjusted for the 1 for 600 reverse stock split on August 27, 2008) to one individual. This was originally issued as 1,000,000 shares of restricted common stock. The stock was issued for services rendered and was valued at a price of $0.0015 per share, which was the closing price of common stock on the date of issuance. The reverse stock split adjusted price of the common stock is $0.90 per share. The total value of the stock issued was $1,500.

k) In May 2008, we sold a total of 37,292 shares (adjusted for the 1 for 600 reverse stock split on August 27, 2008) of our restricted common stock to five individuals. This was originally issued as 22,375,000 shares of restricted common stock. The stock was sold for cash at a price of $0.0008-0.001 per share. The reverse stock split adjusted price of the common stock is $0.48-0.60 per share. The total consideration received by the Company was $17,000.

l) In May 2008, we issued a total of 10,000 shares (adjusted for the 1 for 600 reverse stock split on August 27, 2008) of our restricted common stock to one individual. This was originally issued as 6,000,000 shares of restricted common stock. The stock was issued for services rendered and was valued at a price of $0.0009 per share, which was the closing price of common stock on the date of issuance. The reverse stock split adjusted price of the common stock is $0.54 per share. The total value of the stock issued was $5,400.

m) In May 2008, we issued a total of 231,481 shares (adjusted for the 1 for 600 reverse stock split on August 27, 2008) of our restricted common stock to our CEO, Scott Sand (originally issued as 138,888,889 shares of restricted common stock). The stock was issued in lieu of compensation, to retire accrued compensation and to pay unreimbursed expenses paid on behalf of the Company in the total amount of $125,000. We valued this stock at $0.0009 per share, which was the closing price of the common stock on the date of issuance. The reverse stock split adjusted price of the common stock is $0.54 per share.

Note Conversion

Throughout the quarter, we issued a total of 46,545 shares (adjusted for the 1 for 600 reverse stock split on August 27, 2008) of our common stock to our convertible note holders. This was originally issued as 27,927,000 shares of common stock. The stock was issued upon conversion of convertible notes dated June 25, 2006 and was valued at price from $0.0003-0.006 per share, which was the conversion price the notes on the dates of conversion (50% of the market price of our common stock on the dates of conversion). The reverse stock split adjusted price of the common stock is $0.18-3.60 per share. The total amount of the notes converted was equal to $23,453.

Preferred Stock

On March 19, 2008, the Company's CEO, Scott Sand converted a total of $72,000 in debt into 12,000,000 shares of the Company's Series A Preferred Stock. The stock was valued at $0.006 per share, which was the trading price of the Company's common stock at the time of the issuance.

Subsequent to May 31, 2008, the Company reports the following issuances:

Ingen entered into a Securities Purchase Agreement dated June 16, 2008 with three investors. Under the Securities Purchase Agreement, the investors agreed to purchase up to $500,000 in Secured Callable Convertible Notes (the "Notes") and Common Stock Purchase Warrants covering 20,000,000 shares of the Issuer's common stock. The initial closing occurred on June 20, 2008 and the Issuer received gross proceeds of $100,000 and delivered to the Investors $100,000 face value Notes and Common Stock Purchase Warrants covering 20,000,000 shares of the Issuer's common stock. Future closings for gross proceeds of $100,000 each were scheduled to occur at the end of July, August, September, and October 2008. Following the initial closing, the Company has issued $225,000 in additional convertible notes.

On September 5, 2008, Ingen amended its Securities Purchase Agreement dated as of June 16, 2008. Under the terms of this amendment, the conversion rate and interest rate of all convertible debentures have been adjusted. This amendment applies to the $1.5 million convertible date entered into on July 25, 2006, the $450,000 convertible debt entered into on March 15, 2007, the $110,000 convertible note entered into on July 30, 2007 as well as the $500,000 Securities Purchase Agreement dated June 16, 2008. The "Applicable Percentage" (as defined in each of the notes to be the rate at which the note holders can convert their debt into common stock) has been adjusted to 40%. This means that the convertible note holders can now convert their debt into stock at the average of the lowest three trading prices for the common stock during the twenty day trading period prior to conversion multiplied by 40%. Also the interest rate on all convertible notes has been adjusted from 6% to 12%. This interest rate adjustment is effective as of January 1, 2008. As of May 31, 2008, this interest rate adjustment would be applied to $2,031,547 in outstanding convertible debt. Further, the June 16, 2008 agreement to purchase up to $500,000 in Secured Callable Convertible Notes was amended so that future purchases shall occur "on such dates as shall be mutually agreed upon by the Company and the Buyers" instead of on the scheduled closing dates originally provided for in the agreement. There is no guarantee that future purchases will occur.

Subsequent to May 31, 2008, the Company issued 70,185 post-reverse shares of its common stock in connection with the above mentioned debt.

On August 27, 2008, the Company engaged Media4Equity LLC, a Nevada limited liability company, to provide public relations services to the Company. Pursuant to the Media Production and Placement Services Agreement (the "Agreement"), Media4Equity is to act as production and placement agency for the Company's print and broadcast media campaign and to provide the Company with a guaranteed dollar value of national media exposure equivalent to $2,000,000 (the "Media Credit") as further set forth in the Agreement. The services provided under the Agreement shall commence at the sole discretion of the Company, but no later than twelve months from the effective date of the Agreement and the Agreement shall terminate upon the Media Credit being used in its entirety or within three years of commencement of services, whichever is earlier.

Under the Agreement, the Company issued Media4Equity 3,300,000 restricted shares of its common stock, no par value, valued at $.06 per share. The shares have piggyback registration rights and Media4Equity may also make one "demand" registration request, under which Company agrees to file under the Securities Act of 1933, as amended, a registration statement covering the shares within 30 days after receipt of such request. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these securities. The shares were issued to an accredited investor. There was no general solicitation or advertising and the shares were issued with a restrictive legend.

On September 17, 2008, Jeffrey Gleckman converted 4,000,000 of Series A preferred shares into common stock. Upon this conversion, Mr. Gleckman owned approximately 49.8% of our total outstanding common shares.

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

OVERVIEW

Ingen Technologies, Inc. is an emerging medical device manufacturer registered with the US Food & Drug Administration and certified by the Department of Health Services. The company develops, markets and distributes medical technologies and products with applications in the respiratory device markets and the medical diagnostics market; as well as markets in emergency response, aviation, military and consumer markets. Ingen owns a variety of intellectual property, including domestic and foreign patents. The company owns and manufacture Oxyview and OxyAlert; products designed for the growing respiratory patient market in the USA and abroad. Oxyview and OxyAlert provide the respiratory clinicians, inclusive of pulmonologists, respiratory therapists and patient care technicians the means to access an innovative medical product that provides assurance and safety to home oxygen patients and hospitalized patients while monitoring oxygen flow during oxygen therapy. Patients using portable oxygen concentrators, home oxygen concentrators, liquid oxygen and oxygen gas can use Oxyview and OxyAlert to improve their oxygen delivery. The Oxyview and OxyAlert respiratory products have been accepted by various national respiratory foundations, including the National Home Oxygen Patient Association and the National Emphysema/COPD Foundation. Ingen distributes two products, PogaMoonga and a private label product referred to as Secure Balance. PogaMoonga is a natural drink processed from pomegranate, aloe vera and the leaves and seeds of the moringa tree. This product provides oxygen therapy patients, and consumers with a way to naturally increase their energy levels. The Secure Balance product is a private-label product that includes a vestibular function testing system and balance therapy system. The vestibular (referencing organs in the inner ear) function testing system is manufactured by Interacoustics LTD. in Denmark and is referred to as the VNG. This is an accepted method among physicians to provide diagnostic testing of the inner-ear and central nervous system, in order to provide qualitative results that determine a diagnosis of a patients balance problem. The balance therapy system is manufactured by SportKAT, Inc. in San Diego, California. SportKAT provides private-label testing and balance therapy systems to others. This system is used to provide therapy to patients with balance problems through the use of computerized clinical software tools. However, we have our own trademark, Secure Balance(R). Our Secure Balance program provides balance testing/assessment equipment, education and training about balance and fall prevention to physicians and clinicians worldwide.

We have had sales revenues from Secure Balance and Oxyview products in each of our last three fiscal years of $846,783 in the year ended May 31, 2006, $720,678 in the fiscal year ended May 31, 2007 and $252,493 in the fiscal year ended May 31, 2008. Secure Balance sales represent the majority of the revenues, as Oxyview could not be sold until classification with the US Food and Drug Administration in November 2006. Accordingly, Secure Balance represented sales of $846,783 in the year ended May 31, 2006, $704,490 in the fiscal year ended May 31, 2007 and $207,357 in the fiscal year ended May 31, 2008. Oxyview represented no sales in the year ended May 31, 2006, $5,694 in the fiscal year ended May 31, 2007 and $42,044 in the fiscal year ended May 31, 2008. The company revenues indicate a decline in Secure Balance sales and an increase with Oxyview sales. We expect the percentage of our total sales coming from Secure Balance to continue to fall as we focus the vast majority of our sales and marketing efforts on Oxyview and as we move toward the introduction of our OxyAlert product. The Secure Balance sales have declined due to government cuts and changes in regulations for vestibular function testing and balance therapy. Further, the company is not a manufacturer of any Secure Balance products, and as a result has no control over competitive pricing or manufacturing costs. This would affect margins and gross profits of all Secure Balance sales. The Oxyview sales have increased because the company is the manufacturer of Oxyview and can control manufacturing costs and competitive pricing for its distribution, hospital group purchasing organizations and partnerships with its respiratory equipment manufacturers.

We have had significant losses since inception. Our net loss for the past three fiscal years ended May 31, 2008, May 31, 2007 and May 31, 2006 have been $1,303,244, $5,061,482 and $1,736,868, respectively. We anticipate that we will continue to incur substantial additional operating losses in our fiscal year ending May 31, 2009 as we continue to develop our respiratory product line, increase our sales efforts for our Oxyview product, and begin anticipated manufacturing and marketing of OxyAlert.

As of May 31, 2008, we had an accumulated deficit of $10,626,915 (up from $9,323,671 on May 31, 2007 and $4,262,189 as of May 31, 2006).

We have restated our financial statements for the fiscal years ended May 31, 2006 and May 31, 2007. As a result of this restatement, we have included restated financial statements for both of these fiscal years in this Form 10-KSB. This restatement (as described Item 7) caused us to restate our May 31, 2007 financial statements as well as the interim financial statements for the quarters ended August 31, 2006, November 30, 2006, February 28, 2007, August 31, 2007 and November 30, 2007. Additionally, we have included a comparison of the financial results for the fiscal year ended May 31, 2006 compared to May 31, 2007 in addition to a comparison of the fiscal year ended May 31, 2007 compared to May 31, 2008 in the Management's Discussion and Analysis.

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

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS ENDED MAY 31, 2006 AND MAY 31, 2007

We reported gross sales of $720,678 in the fiscal year ended May 31, 2007. Our total sales fell 15% from sales of $846,783 in our fiscal year ended May 31, 2006. Our sales decrease was attributable to less sales of our Secure Balance product. Our Secure Balance sales were $704,490 in the 2007 fiscal year (approximately 98% of our total sales in the fiscal year ended May 31, 2007), compared to $846,783 in the prior year (100% of our sales in the fiscal year ended May 31, 2006). Management attributes the drop in Secure Balance sales in comparison to a year ago to a change in billing practices of Medicare. The government "changed" the rules, telling physicians that they could not utilize the balance therapy equipment in their offices without having a licensed physical therapist on hand while the equipment was in use. Therefore, for a period of time, only physicians willing to bring physical therapists into their offices were willing to purchase or lease Secure Balance. Further, our sales of Oxyview were $5,695 (this sales figure represented approximately 0.8% of all revenues in the fiscal year ended May 31, 2007). We also reported $10,492 in freight charges that we collected and recorded as income in the fiscal year ended May 31, 2007 (our freight income represented approximately 1.5% of all revenues in the fiscal year ended May 31, 2007). The downward trend in our overall revenues in the fiscal year ended May 31, 2007 was a result of the aforementioned decrease in Secure Balance sales and a shift in management's efforts to promoting sales of Oxyview.

Our cost of sales was $452,100 in the fiscal year ended May 31, 2007 and our gross profit was $268,578 (a gross margin of 37.3%). We reported cost of sales of $301,118 in the fiscal year ended May 31, 2006 with a gross profit of $545,665 (a gross margin of 64.4%). The large difference in the gross margin from the 2007 fiscal year compared to the prior year is primarily related to a change in accounting treatment of commissions and other direct cost of sales (including costs by the Company to install Secure Balance units and to train the customers to use the machine). All of these costs allocated to cost of sales are contractual obligations of the Company directly related to the sale of the Secure Balance units. The Company would have reported total cost of sales of $540,231 in the fiscal year ended May 31, 2006 had the Company utilized this same accounting treatment for its commissions and other related expenses now classified as costs of sales. This would have resulted in a gross profit of $306,552 and a gross margin of 36.2%, nearly the same as the gross margin in the fiscal year ended May 31, 2007. We anticipate our gross profit percentage to improve as we increase our Oxyview sales and our Secure Balance sales continue to fall. Our Oxyview units generate a much higher profit margin. For the fiscal year ended May 31, 2007, the cost of sales on our Oxyview units was $133 on sales of $5,695 (a gross margin of 97.7%, with a gross profit of $5,562). The cost of sales of on our Secure Balance units was $451,966 (a gross margin of 35.9%, with a gross profit of $252,824).

Our selling, general and administrative ("SG&A") expenses were $1,882,221 in the fiscal year ended May 31, 2007. This was a decrease of approximately 17.4% from the selling, general and administrative expenses of $2,277,881 reported in the fiscal year ended May 31, 2006. With the adjustment for the change in cost of sales discussed above, the selling, general and administrative expenses would have been $1,904,727 in the fiscal year ended May 31, 2006.

The largest components of our SG&A are advertising, legal and professional services, travel associated with both sales and business development, outside services and salaries. Our advertising expense dropped from $325,761 in the fiscal year ended May 31, 2006 to $175,524 in the fiscal year ended May 31, 2007 (a decrease of 46.1%). This drop in advertising expense is due to less available capital for advertising and a decrease in advertising of our Secure Balance product. We expect advertising expense to continue to fall until we secure additional capital to allocate to advertising and promoting of Oxyview.

We spent $455,049 on legal and professional fees in the fiscal year ended May 31, 2006. This amount dropped 41.4% to $266,206 in the fiscal year ended May 31, 2007. A large portion of our legal and professional fees related directly to the task of filing delinquent periodic reports required by the SEC. Our predecessor management failed to file these reports dating from the fiscal year ended May 31, 1998 through the time that Ingen Technologies, Inc. (the private Nevada company) was acquired in March of 2004. The time and expense related to filing these delinquent reports was substantial. Fortunately, we substantially completed these delinquent reports in the fiscal year ended May 31, 2008 and as a result we anticipate our legal and professional fees to continue to fall.

Our travel expense increased from $228,671 in the fiscal year ended May 31, 2006 to $319,476 in the fiscal year ended May 31, 2007 (an increase of 39.7%). This increase in travel expense was due to domestic travel expenses incurred while expanding national distribution contracts for Oxyview.

The amounts we paid for outside services increased from $353,320 in the fiscal year ended May 31, 2006 to $416,687 in the fiscal year ended May 31, 2007 (an increase of 17.9%).

The amounts we paid for salaries increased from $112,409 in the fiscal year ended May 31, 2006 to $195,164 in the fiscal year ended May 31, 2007 (an increase of 73.6%). This increase is attributable to the increase in officer's compensation paid to Scott Sand, our CEO. We entered into an employment contract with Mr. Sand on December 1, 2006 which pays him a salary of $200,000 per year. As a result of this prorated salary and stock awards to Mr. Sand, our officer's compensation for the fiscal year ended May 31, 2007 increased to $116,667 from $60,000 in the previous fiscal year.

Due to entering into $1,915,000 in convertible note agreements as of May 31, 2007, our interest expense increased dramatically. We reported interest expense of $3,852 in our fiscal year ended May 31, 2006. Our interest expense in the 2007 fiscal year was $5,028,485. The bulk of this current interest expense relates to the accounting treatment of the convertible feature of the notes payable. The interest expense accrued on the notes payable was equal to $44,109 for the year ended May 31, 2007. The other interest charges related to the amortization of debt issue costs, amortization of note discount and other financing costs were $4,984,376.

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

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2007, our current assets totaled $119,465 (including cash of $238, inventory of $85,594 and prepaid expenses of $33,633). Total current liabilities were $380,018, consisting of $84,517 in accounts payable, $196,620 in accrued expense, $84,342 in an officer's loan and $14,539 representing the current portion of long-term debt. We had a working capital deficit of $260,553 as of May 31, 2007. We had $720,678 of sales in the fiscal year ended May 31, 2007 and sales of convertible debentures on which we netted $1,566,800. Our finances were assisted by deferments from our CEO and Chairman Scott R. Sand. Mr. Sand accrued $96,667 in salary in the fiscal year, although he converted $95,311 of this accrued salary into preferred stock. As of May 31, 2007, we owed Mr. Sand $113,356 in accrued salary and an additional $84,342 for expenses that he has paid on behalf of the Company.

Our current assets as of May 31, 2006 were $111,112, comprised of cash. Our current liabilities as of May 31, 2006 were $298,805 (comprised of accounts payable of $48,186, accrued expenses of $179,793 and an officer's loan of $70,826). We had a working capital deficit of $187,693 as of May 31, 2006.

Operations for the fiscal year ended May 31, 2007 required $1,409,266 in cash (compared to $1,463,006 in the fiscal year ended May 31, 2006). We made investments of $344,915 in the fiscal year ended May 31, 2007 (compared to $48,583 in the fiscal year ended May 31, 2006). The investments made in the fiscal year ended May 31, 2007 included purchases of $277,570 of equipment and $67,345 for intangibles. The investment in the fiscal year ended May 31, 2006 was for equipment. Our operations for the fiscal year ended May 31, 2007 were assisted by sales of convertible loans in the amount of $1,566,800, loans from our CEO in the amount of $26,416 and other loans in the amount of $116,096. We also repaid loans of $14,105 and refunded a stock purchase for $52,000.

Our future cash requirements will depend on many factors, including finishing the development of our OxyAlert product (largely completed), the costs involved in SEC regulatory filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization for OxyAlert in particular, as well as our ongoing Secure Balance and Oxyview sales efforts. We intend to seek additional funding in the amount of $5,000,000 through public or private financing transactions. There is no guarantee that we will be able to obtain such funding. Future operations are subject to a number of technical and business risks, including our continued ability to obtain future funding, satisfactory product development and market acceptance for our products.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS ENDED MAY 31, 2007 AND MAY 31, 2008

We reported gross sales of $252,493 in the fiscal year ended May 31, 2008. Our total sales fell 65% from sales of $720,678 in our fiscal year ended May 31, 2007. Our sales decrease was attributable to less sales of our Secure Balance product. Our management has decided to focus sales and marketing efforts on our proprietary higher-margin Oxyview product. We expect our sales of Oxyview to continue to increase.

Our sales of Secure Balance in the fiscal year ended May 31, 2008 dropped 70.6% from $704,490 in the fiscal year ended May 31, 2007 to $207,358. As our focus continues to shift toward our Oxyview product, we expect our sales of Secure Balance to continue to fall. Our Oxyview sales increased 638% to $42,044 in the fiscal year ended May 31, 2008 from $5,695 in the prior year. We reported sales of $294 of supplies and collected $2,797 in freight charges in the fiscal year ended May 31, 2008. This is compared to $10,492 in freight charges that we collected and recorded as income in the fiscal year ended May 31, 2007. The drop in freight charges is a direct function of our decrease in Secure Balance sales. An Oxyview unit weights 4 grams, whereas the total weight of the Secure Balance system is 350 pounds; resulting in higher freight costs for Secure Balance.

Our cost of sales was $167,631 in the fiscal year ended May 31, 2008 and our gross profit was $84,862 (a gross margin of 33.6%). We reported cost of sales of $452,100 in the fiscal year ended May 31, 2007 with a gross profit of $268,578 (a gross margin of 37.2%). Our cost of sales decreased 63% in our fiscal year ended May 31, 2008 compared to the fiscal year ended May 31, 2007. This decrease was due to our drop in Secure Balance sales. The gross profit on our Oxyview sales for the fiscal year ended May 31, 2008 was $31,280 (total sales of $42,044 with costs of sales of $10,764). The gross margin on our Oxyview sales was 74.4%. This is compared to the cost of sales of $156,867 on our Secure Balance sales (a gross margin of 24.3%, a gross profit of $50,491 on $207,358 in Secure Balance sales).

Our selling, general and administrative expenses ("SG&A") were $1,741,690 in the fiscal year ended May 31, 2008. This was a decrease of approximately 7.4% from the selling, general and administrative expenses of $1,882,221 reported in the fiscal year ended May 31, 2007. This decrease was attributable to lower advertising, sales and marketing expenses in the fiscal year ended May 31, 2008 compared to the prior fiscal year.

The largest components of our SG&A in the fiscal year ended May 31, 2008 were advertising, legal and professional services, travel associated with both sales and business development, outside services and salaries.

Our advertising expense dropped to $60,452 in the fiscal year ended May 31, 2008 from $175,524 in the fiscal year ended May 31, 2007 (a decrease of 65.6%). This drop in advertising expense is due to less available capital for advertising and a decrease in advertising of our Secure Balance product. We expect advertising expense to continue to fall until we secure additional capital to allocate to advertising and promoting of Oxyview.

We spent $266,206 on legal and professional fees in the fiscal year ended May 31, 2007. This amount dropped 13.7% to $229,692 in the fiscal year ended May 31, 2008. A large portion of our legal and professional fees related directly to the task of filing delinquent periodic reports required by the SEC. Our predecessor management failed to file these reports dating from the fiscal year ended May 31, 1998 through the time that Ingen Technologies, Inc. (the private Nevada company) was acquired in March of 2004. The time and expense related to filing these delinquent reports was substantial. Fortunately, we substantially completed these delinquent reports in the fiscal year ended May 31, 2008 and as a result we anticipate our legal and professional fees to continue to fall.

Our travel expense decreased from $319,476 in the fiscal year ended May 31, 2007 to $168,574 in the fiscal year ended May 31, 2008 (a decrease of 47.2%). This drop in travel expense is due to less available capital for travel related to the promotion of our products and our company in general. We expect travel expense to increase when we secure additional capital to allocate to travel expense.

The amounts we paid for outside services increased from $416,687 in the fiscal year ended May 31, 2007 to $550,684 in the fiscal year ended May 31, 2008 (an increase of 32.2%).

The amounts we paid for salaries increased from $195,194 in the fiscal year ended May 31, 2007 to $402,388 in the fiscal year ended May 31, 2008 (an increase of 106.2%). This increase is attributable to the increase in officer's compensation paid to Scott Sand, our CEO. We entered into an employment contract with Mr. Sand on December 1, 2006 which pays him a salary of $200,000 per year. We also issued Mr. Sand stock awards valued at $133,699 during the fiscal year ended May 31, 2008. As a result of his salary and stock awards to Mr. Sand, our officer's compensation for the fiscal year ended May 31, 2008 increased to $333,699 from $116,667 in the previous fiscal year.

We reported interest expense of $1,265,454 in our fiscal year ended May 31, 2008. Our interest expense in the fiscal year ended May 31, 2007 was $5,028,485. This represents a decrease in interest expense of 75%. This decrease is primarily attributable to the amount booked as interest expense due to the accounting treatment of the convertible feature of the notes payable. The other interest charges related to the amortization of debt issue costs, amortization of note discount and other financing costs for the fiscal year ended May 31, 2007 were $4,984,376. This same item was $1,059,145 in the fiscal year ended May 31, 2008. The interest expense attributable to the accrued of interest on the notes payable was equal to $44,109 for the year ended May 31, 2007. The interest accrued on our notes payable in the fiscal year ended May 31, 2008 was $119,349. This accrued interest amount was an increase of 171% compared to the previous fiscal year. This increase was due to a higher average balance of notes payable outstanding during the fiscal year.

We reported income due to the change in our derivative liability in the amount of $1,583,636 in the fiscal year ended May 31, 2007, compared to $1,619,848 in the current fiscal year. This income was generated as a result of the Company's treatment of certain convertible notes payable and warrants. The Company is required to value the convertible feature of each convertible note and also value the warrants when they are issued. The valuation was done again as of May 31, 2007 and May 31, 2008. The changes in these values, which are based on a Black Scholes valuation, have been recorded as income. The net difference of the Black Scholes valuation at the time of the issuance of the debt and warrants compared to the valuation as of May 31, 2007 and May 31, 2008 resulted in the Company reporting income of $1,583,636 and $1,619,848, respectively (the derivative liability decreased between the time of issuance of the warrants and debt and May 31, 2007, and then decreased again by May 31, 2008).

We have not generated net profit to date and therefore have not paid any federal income taxes since inception. We paid $810 and $2,990 in franchise taxes to the state of California and the state of Georgia in the fiscal years ended May 31, 2008 and 2007, respectively. We estimate that our federal tax net operating loss carryforward will be approximately $5.8 million as of May 31, 2008. This carryforward was equal to $4.6 million as of May 31, 2007. The loss carryforward will begin to expire in 2019, if not utilized. Our ability to utilize our net operating loss and tax credit carryforwards may be limited in the event of a change in ownership.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2008, our current assets totaled $125,826 (including accounts receivable of $63, inventory of $74,830 and prepaid expenses of $50,933). Total current liabilities were $563,393, consisting of a cash overdraft of $530, $212,242 in accounts payable, $201,927 in accrued expense, $1,747 in an officer's loan, $82,500 in short-term loans, $49,908 in convertible notes and $14,539 representing the current portion of long-term debt. We had a working capital deficit of $437,567 as of May 31, 2008. We had $252,493 of sales in the fiscal year ended May 31, 2008, sales of common stock in the amount of $193,300, loans of $108,500 and sales of convertible debentures on which we netted $200,000. Our finances were assisted by deferments from our CEO and Chairman Scott R. Sand. Mr. Sand accrued $196,511 in salary in the fiscal year, although he converted all of this accrued salary into Series A Convertible Preferred Stock and common stock. As of May 31, 2008, we owed Mr. Sand $1,474 for expenses that he has paid on behalf of the Company.

At May 31, 2007, our current assets totaled $119,465 (including cash of $238, inventory of $85,594 and prepaid expenses of $33,633). Total current liabilities were $380,018, consisting of $84,517 in accounts payable, $196,620 in accrued expense, $84,342 in an officer's loan and $14,539 representing the current portion of long-term debt. We had a working capital deficit of $260,553 as of May 31, 2007. We had $720,678 of sales in the fiscal year ended May 31, 2007 and sales of convertible debentures on which we netted $1,566,800. Our finances were assisted by deferments from our CEO and Chairman Scott R. Sand. Mr. Sand accrued $96,667 in salary in the fiscal year, although he converted $95,311 of this accrued salary into preferred stock. As of May 31, 2007, we owed Mr. Sand $113,356 in accrued salary and an additional $84,342 for expenses that he paid on behalf of the Company.

Operations for the fiscal year ended May 31, 2008 required $659,283 in cash (compared to $1,409,266 in the fiscal year ended May 31, 2007). We did not make any investments in the fiscal year ended May 31, 2008 (compared to $344,915 in the fiscal year ended May 31, 2007). The investments made in the fiscal year ended May 31, 2007 included purchases of $277,570 of equipment and $67,345 for intangibles. Our operations for the fiscal year ended May 31, 2008 were assisted by sales of convertible loans in the amount of $200,000, loans from our CEO in the amount of $196,511, sales of common stock that netted $193,300 and other loans in the amount of $108,500. We also repaid loans of $39,796.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

MATERIAL COMMITMENTS

Convertible Notes Payable - The Company has entered into convertible debenture agreements that total $2,135,000 from June 2006 through July 2007. As of May 31, 2008, these notes were convertible into approximately 11.3 million shares of the Company's post-reverse split common stock. Additionally, the note holders (or their affiliates) were initially granted options to purchase up to 48,334 shares of the Company's common stock (these warrants were initially issued to purchase 29,000,000 shares of common stock, but the number has been adjusted for the 600 to 1 reverse stock split which was effective on August 27, 2008). If all of the notes were converted and the warrants were exercised, the noteholders could own more than ninety-five percent of the Company's outstanding common stock, however under the terms of the agreements the noteholders can not convert their notes into holdings that would exceed 4.99% of the Company's outstanding common stock. The notes were entered into under the terms of three different agreements.

On July 25, 2006, the Company entered into a Security Purchase Agreement (the "Agreement") and agreed to issue and sell (i) callable secured convertible notes up to $2 million, and (ii) warrants to acquire an aggregate of 20 million shares of the Company's common stock (due to the reverse stock split effective on August 27, 2008, the warrants can now acquire 33,334 shares of the Company's common stock at a price of $60.00 per share). The notes bear interest at 6% per annum, and mature three years from the date of issuance. The notes are convertible into the Company's common stock at the applicable percentage of the average of the lowest three trading prices for the Company's shares of common stock during the twenty trading day period prior to conversion. The applicable percentage is 50%; however, the percentage shall be increased to: (i) 55% in the event that a Registration Statement is filed within thirty days from July 26, 2006, and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from July 26, 2006. The Company has not had a Registration Statement become effective as of the date of this Report. At May 31, 2008, only $1.5 million of the convertible notes were funded. Subsequent to May 21, 2008, on September 5, 2008, the conversion rate and interest rate of the July 2006 convertible debentures have been adjusted as set forth below. The "Applicable Percentage" (as defined in each of the notes to be the rate at which the note holders can convert their debt into common stock) has been adjusted to 40%. This means that the convertible note holders can now convert their debt into stock at the average of the lowest three trading prices for the common stock during the twenty day trading period prior to conversion multiplied by 40%. Also the interest rate on all convertible notes has been adjusted from 6% to 12%.

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

The Company received the first tranche of $700,000 on July 27, 2006, less issuance costs of $295,200, the second tranche of $600,000, less issuance costs of $13,000 on August 30, 2006, and the third tranche of $200,000 was received on January 24, 2007.

The Company issued seven year warrants to purchase 20,000,000 shares of its common stock at an exercise price of $0.10. These warrants have been adjusted to purchase 33,334 shares of common stock at a price of $60.00.

The issuance costs incurred in connection with the convertible notes are deferred and being amortized to interest expense over the life of each debenture tranche.

On June 7, 2006, the Company entered into an agreement with an accredited investor for sale of a convertible debenture. The Company received proceeds of $75,000 from the sale of the convertible debenture on June 7, 2006. The debenture is convertible at any time within a three year period into 6,250 shares of common stock at $12.00 per share (this note was originally convertible into 3,750,000 shares of common stock at $0.02 per share, but the price has been adjusted to reflect the reverse stock split that was effective on August 27,
2008). The debenture carries an interest rate of 6% per annum, and payable annually. In the event that the debenture is not converted to common stock, any unpaid balance, including interest and the principal, becomes due on May 31, 2009.

On March 15, 2007, the Company entered into a Security Purchase Agreement (the "Agreement") and agreed to issue and sell (i) callable secured convertible notes up to $450,000, and (ii) warrants to acquire an aggregate of 9 million shares of the Company's common stock (due to the reverse stock split effective on August 27, 2008, the warrants can now acquire 15,000 shares of the Company's common stock at a price of $36.00 per share). The callable secured convertible notes (4 notes, $450,000 total loan principal; 3 year term; 6% annual interest, 15% annual "default interest") are convertible into shares of our common stock at a variable conversion price based upon the applicable percentage of the average of the lowest three (3) Trading Prices for the Common Stock during the twenty (20) Trading Day period prior to conversion. The "Applicable Percentage" means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the closing. Under the terms of the callable secured convertible note and the related warrants, the callable secured convertible note and the warrants are exercisable by any holder only to the extent that the number of shares of common stock issuable pursuant to such securities, together with the number of shares of common stock owned by such holder and its affiliates (but not including shares of common stock underlying unconverted shares of callable secured convertible notes or unexercised portions of the warrants) would not exceed 4.99% of the then outstanding common stock as determined in accordance with Section 13(d) of the Exchange Act. The shares underlying the convertible notes are subject to a registration rights agreement. The Company also agreed to increase its number of authorized shares of common stock from 100 million to 500 million. The total number of authorized shares of common stock was increased to 750 million in February 2008. Subsequent to May 21, 2008, on September 5, 2008, the conversion rate and interest rate of the March 2007 convertible debentures have been adjusted as set forth below. The "Applicable Percentage" (as defined in each of the notes to be the rate at which the note holders can convert their debt into common stock) has been adjusted to 40%. This means that the convertible note holders can now convert their debt into stock at the average of the lowest three trading prices for the common stock during the twenty day trading period prior to conversion multiplied by 40%. Also the interest rate on all convertible notes has been adjusted from 6% to 12%.

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

The Company received the first tranche of $120,000 on March 15, 2007, less issuance costs of $20,000, the second tranche of $110,000, less issuance costs of $10,000 on April 16, 2007, and the third tranche of $110,000 was received on May 15, 2007, less issuance costs of $10,000. The final tranche of $110,000 was received in June 2007. An additional $110,000 was funded on July 15, 2007 under the same terms of the Securities Purchase Agreement dated March 15, 2007.

The Company issued seven year warrants to purchase 9,000,000 shares of its common stock at an exercise price of $0.06. These warrants have been adjusted to reflect the reverse split on August 27, 2008 to warrants to purchase 15,000 shares of common stock at a price of $36.00.

Secure Balance Agreements-We have entered into various agreements with third parties to perform certain services in connection with Secure Balance sales. These contracts require us to pay certain parties for commissions, services and/or equipment associated with the Secure Balance sales. We account for these services and/or equipment costs as cost of sales as the sales are booked. Among these contracts is an Exclusive Distribution Agreement for our Secure Balance product dated June 1, 2007 with Physical Rehabilitation Management Services, Inc. ("PRMS"). Under the terms of the agreement, we issued PRMS 500,000 shares of our restricted common stock at a price of $0.04 per share ($20,000 total). The term of the agreement is 5 years and we pay a 14% commission to PRMS on each sale of Secure Balance equipment.

On March 31, 2008, the Company issued to a consultant an anti-dilutive warrant granting the holder the right to purchase up to 250,000 shares of common stock at $.50 per share until March 31, 2011. The Company also issued the consultant a convertible promissory note in the principal amount of $37,000 due September 1, 2008. On or before September 1, 2010, the holder may convert the note into shares of the Company's common stock. In all circumstances, the holder shall receive a minimum of 400,000 shares of the Company's common stock. Furthermore, in the event of a merger, consolidation, combination, subdivision, forward split or reverse split, any portion of the unpaid amount of this note may be converted into fully-paid, non-assessable shares of the Company's common stock, at a conversion price equal to $.25 per share.

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

SUBSEQUENT EVENTS:

Ingen entered into a Securities Purchase Agreement dated June 16, 2008 with three investors. Under the Securities Purchase Agreement, the investors agreed to purchase up to $500,000 in Secured Callable Convertible Notes (the "Notes") and Common Stock Purchase Warrants covering 20,000,000 shares of the Issuer's common stock. The initial closing occurred on June 20, 2008 and the Issuer received gross proceeds of $100,000 and delivered to the Investors $100,000 face value notes and Common Stock Purchase Warrants covering 20,000,000 shares of the Issuer's common stock. Future closings for gross proceeds of $100,000 each were scheduled to occur at the end of July, August, September, and October 2008. Ingen issued an additional $145,000 in convertible notes after the initial closing.

On September 5, 2008, Ingen amended its Securities Purchase Agreement dated as of June 16, 2008. Under the terms of this amendment, the conversion rate and interest rate of the noteholders convertible debentures have been adjusted. This amendment applies to the $1.5 million convertible debt entered into on July 25, 2006, the $450,000 convertible debt entered into on March 15, 2007, the $110,000 convertible note entered into on July 30, 2007 as well as the $500,000 Securities Purchase Agreement dated June 16, 2008. The "Applicable Percentage" (as defined in each of the notes to be the rate at which the note holders can convert their debt into common stock) has been adjusted to 40%. This means that the convertible note holders can now convert their debt into stock at the average of the lowest three trading prices for the common stock during the twenty day trading period prior to conversion multiplied by 40%. Also the interest rate on all convertible notes has been adjusted from 6% to 12%. This interest rate adjustment is effective as of January 1, 2008. As of May 31, 2008, this interest rate adjustment would be applied to $2,031,547 in outstanding convertible debt. Further, the June 16, 2008 agreement to purchase up to $500,000 in Secured Callable Convertible Notes was amended so that future purchases shall occur "on such dates as shall be mutually agreed upon by the Company and the Buyers" instead of on the scheduled closing dates originally provided for in the agreement. There is no guarantee that future closings will occur.

TRENDS THAT MAY IMPACT OUR LIQUIDITY

Positive Trends:

The United States has an increasingly elderly population. Our Secure Balance and respiratory product line (except GasAlert which targets the entire consumer population) are made to meet some of the challenges and circumstances experienced by our senior citizens. As a result, we expect our sales to increase in time in reflection of this positive trend.

Management also believes that our products provide increasing protection in relation to medical malpractice issues. Use of our Secure Balance system, OxyAlert and Oxyview products enhance the safety of patients, and therefore, we believe, lessen the chances of medical malpractice exposure to our physician clients.

We have been developing our respiratory product line since 1999. We have identified competition in the marketplace for our Oxyview and OxyAlert products. The competition with Oxyview is very small. There are 3 major manufacturers of oxygen flow meters, all of whom manufacture the gravity dependent [ball in tube] flow meter that can only attach directly to the delivery system. Specifically, there are two other in-line oxygen flow meters, the Liter-Meter manufactured by Erie Medical, Inc., and the Rotameter manufactured by King Instruments. Both of these devices are gravity dependent flow meters that include glass housings and are heavier as compared to the Oxyview. Oxyview only weighs approximately 4 grams, less than 1/4 the weight of the Liter-Meter and Rotameter. It is made of medical grade polycarbonate which is lighter, more durable and less of a safety factor compared to the glass house used on the competitive models. More important, Oxyview is not gravity dependent and works in any position, providing a more accurate reading and more user friendly environment for the patients and clinicians. The Liter-Meter and Rotameter are gravity dependent, and must be held vertical to provide a reading. Oxyview is not affected by normal temperature changes and humidity, and can function at high altitudes for private and commercial aviation use; whereas the Liter-Meter and Rotameter are effected by temperature, humidity and gravity, and become even more unstable in providing a reading for oxygen flow rate. The size of competition is expected to enhance our planned marketing campaign.

Negative Trends:

Our product sales are impacted by government cuts and policy changes and are government dependent. Adverse economic conditions, federal budgetary concerns and politics can affect healthcare insurance regulations and could negatively impact our product sales.

SEASONAL ASPECTS THAT MAY IMPACT OUR MEDICAL MARKET

Traditionally, the medical market experiences an economic decrease in purchasing during the summer months. Peak months are usually October through May, followed by a decrease from June to September. This is the common "bell curve" that has been consistent for several decades and will affect our sales during the course of a year.

OUR SECURE BALANCE LEASING AND FINANCING PROGRAMS

Our customers can obtain capital equipment loans through commercial third party bank leasing and financing institutions to purchase our Secure Balance products. The company is a vendor with several major banks that offer capital equipment leasing to the consumer. The banks control the application and loan approval process for any Secure Balance transactions handled accordingly. Each banking institution offers a variety of leasing programs, terms, buyouts and tax incentives, and the customer has a choice depending upon their personal credit score and credit worthiness.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We have experienced significant operating losses in each period since our inception. As of May 31, 2008, we have incurred total accumulated losses of $10,626,915. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in the development of our products and from general and administrative costs associated with operations. We expect to incur increasing operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

WE HAVE RELIED ON CAPITAL CONTRIBUTED BY RELATED PARTIES, AND SUCH CAPITAL MAY NOT BE AVAILABLE IN THE FUTURE.

The Company has relied on loans and compensation deferrals from our CEO and Chairman, Scott R. Sand, and investment in the form of convertible notes payable from various individuals and entities to sustain the Company from 1999 into the current fiscal year. Although Mr. Sand has converted the amounts owed to him into shares of our common stock and Series A Convertible Preferred Stock, we may have to look again to Mr. Sand for assistance in financing. There is no guarantee that Mr. Sand will have financial resources available to assist in our funding. As of May 31, 2008, the Company owes Mr. Sand $1,747 for expenses paid on behalf of the Company. If future capital is not available from Mr. Sand or other third parties in the future, the Company's operations may be negatively affected.

OUR RESPIRATORY PRODUCTS MAY NOT BE SUCCESSFULLY DEVELOPED OR COMMERCIALIZED, WHICH WOULD HARM US AND FORCE US TO CURTAIL OR CEASE OPERATIONS.

We are an emerging medical device manufacturer registered with the US Food and Drug Administration where Oxyview is classified as a Class-I medical device. Oxyview is currently being sold. The OxyAlert product is still in the late stages of development as we still need manufacturing prototypes. Of the respiratory products, only Oxyview is currently being marketed and sold. Our Oxyview sales for the fiscal year ended May 31, 2008 were $42,044.
Our products may not be successfully developed or commercialized on a timely basis, or at all. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of our products or other potential products, or if our products do not achieve a significant level of market acceptance, we would be forced to curtail or cease operations. Even if we develop our products for commercial use, we may not be able to develop products that:

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

          o    our level of merchandise returns,

          o disruptions in service by common shipping carriers due to strikes or otherwise,

          o    disruption of our ongoing business,

          o    problems retaining key technical and managerial personnel,

          o expenses associated with amortization purchased, intangible assets,

          o additional operating losses and expenses of acquired businesses, if any, and/or

          o impairment of relationships with existing employees, customers and business partners.

SECURE BALANCE IS A PRIVATE LABEL PRODUCT THAT IS NOT EXCLUSIVE TO US.

We provide education, training and services related to the SportKat product lines that all constitute what we call "Secure Balance." However, the devices themselves are provided to us on a non-exclusive basis, meaning that other companies are marketing the same devices under other names, inclusive of SportKat and Interacoustics. The non-exclusive nature of the provision of the devices to us may negatively impact our ability to capture a meaningful market share. Due to the higher margins of our Oxyview product, we are shifting our focus away from Secure Balance sales and marketing efforts until January 2009. Until this time, there will be a continued decrease of sales for any Secure Balance products and services, which could impact our revenues and income. The new sales program for Secure Balance will be comprised of a new Secure Balance website (SecureBalance.com) that will feature our current products and services, as well as includes additional new products for vestibular function testing and balance assessment/therapy. Our objective to become more competitive in the balance medicine market is to offer a variety of products and services for the customer to choose from at lower and more competitive prices. We have negotiated new distribution contracts with major manufacturers for VNG systems and balance systems and plan to implement these new products in January 2009.

ALTHOUGH WE HAVE MINOR COMPETITION IN RELATION TO OUR Oxyview PRODUCT LINE, WE EXPECT AN INCREASE IN THE FUTURE.

Although we are aware of current competition for our Oxyview product line, we expect competition to continue to develop after marketing our products. It is unknown at this time what impact any such competition could have on us. We are a "going concern" enterprise and it is foreseeable that more than one competitor could emerge that is much stronger financially than we are and/or could already have significant marketing relationships for other medical devices.

WE DO NOT HAVE INTERNATIONAL PATENTS for OxyAlert; WHICH MAY NEGATIVELY IMPACT OUR PLANS FOR FOREIGN OPERATIONS.

Although we intend to apply for international patents for our respiratory product line, we have not as yet done so for OxyAlert, except for European, Chinese and Japanese patents for Oxyview. We do not know when, and if, we will apply for such OxyAlert patents. If we do not apply for these patents, or if there are delays in obtaining the patents, or if we are unable to obtain the patents, we may not be able to adequately protect our technologies in foreign markets for OxyAlert.

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

WE HAVE NO COMMERCIAL PRODUCTION CAPABILITY YET FOR MOST OF OUR PRODUCT LINES AND WE MAY ENCOUNTER PRODUCTION PROBLEMS OR DELAYS, WHICH COULD RESULT IN LOWER REVENUE.

We have not produced the OxyAlert product for sale, although production is currently pending the review for exempt status with the US Food and Drug Administration. We have begun production and sales of our Oxyview product, but not OxyAlert or GasAlert. Customers for any potential products and regulatory agencies will require that we comply with current good manufacturing practices that we may not be able to meet. We may not be able to maintain acceptable quality standards if we ramp up production. To achieve anticipated customer demand levels, we will need to scale-up our production capability and maintain adequate levels of inventory. We may not be able to produce sufficient quantities to meet market demand. If we cannot achieve the required level and quality of production, we may need to outsource production or rely on licensing and other arrangements with third parties. This reliance could reduce our gross margins and expose us to the risks inherent in relying on others. We may not be able to successfully outsource our production or enter into licensing or other arrangements under acceptable terms with these third parties, which could adversely affect our business.

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

As we continue to launch commercially our respiratory product line, we will face increased exposure to product liability claims. We have exposure selling Secure Balance. We have limited product liability insurance coverage, but there is no guarantee that it is adequate coverage. There is also a risk that third parties for which we have agreed to indemnify could incur liability. We cannot predict all of the possible harms or side effects that may result and, therefore, the amount of insurance coverage we obtain may not be adequate to protect us from all liabilities. We may not have sufficient resources to pay for any liabilities resulting from a claim beyond the limit of, or excluded from, our insurance coverage.

Risks Relating to Our Common Stock

THE SEC HAS THREATENED TO SUSPEND TRADING OF OUR STOCK

On October 13, 2005, we received a letter from the Division of Corporate Finance of the Securities and Exchange Commission ("SEC") in connection with our failure to file periodic reports as required by the Securities Exchange Act of 1934. Specifically, as of the date of the SEC's letter, our predecessor management failed to file periodic reports dating to fiscal year ended 1998. After the merger, we recommenced filing of our periodic reports on November 7, 2005. We have worked diligently on getting these past due filings completed and filed with the SEC. We believe that all past due filing requirements have been met.


OUR STOCK IS THINLY TRADED, WHICH CAN LEAD TO PRICE VOLATILITY AND DIFFICULTY LIQUIDATING YOUR INVESTMENT.

The trading volume of our stock has been low, which can cause the trading price of our stock to change substantially in response to relatively small orders. In addition, during the last two fiscal years, our common stock has traded as low as $0.30 and as high as $78.00 (adjusted for our 600 to 1 reverse split which was effective on August 27, 2008). Both volume and price could also be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

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


THERE IS A LIMITED MARKET FOR OUR COMMON STOCK WHICH MAKES IT DIFFICULT FOR INVESTORS TO ENGAGE IN TRANSACTIONS IN OUR SECURITIES.

Our common stock is quoted on the Pink Sheets under the symbol "ITEC." There is a limited trading market for our common stock. If public trading of our common stock does not increase, a liquid market will not develop for our common stock. The potential effects of this include difficulties for the holders of our common shares to sell our common stock at prices they find attractive. If liquidity in the market for our common stock does not increase, investors in our company may never realize a profit on their investment.

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

OUR COMMON STOCK IS DEEMED A "PENNY STOCK" UNDER THE RULES OF THE SEC, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME.

Our common stock is currently listed for trading on the Pink Sheets which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended, or Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stocks" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules," investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded on the Pink Sheets, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

A SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, or conversion of convertible notes, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. As of September 19, 2008, 336,599 shares of our issued common stock are unrestricted and 7,712,660 shares are restricted (but many may be eligible to have restrictions lifted). Further, at May 31, 2008, we had $2,031,547 in convertible notes outstanding, which may be converted into restricted common stock or if eligible, into unrestricted common stock under Rule 144.

RISKS RELATING TO OUR FINANCING AGREEMENTS:

EVENTS OF DEFAULT UNDER OUR CONVERTIBLE DEBENTURES

We have entered into a series of convertible note agreements in the past two fiscal years; specifically, a $1.5 million convertible agreement entered into on July 25, 2006, the $450,000 convertible debt entered into on March 15, 2007, the $110,000 convertible note entered into on July 30, 2007. Under the transaction documents, we have committed various acts and failed to timely perform other acts that constitute events of default under the transaction documents. We have received assurance from counsel for the investors that "You are not in default. We [the investors] have to put you into default and we have not." There can be no assurance that the investors will not declare a default in the future. Our stockholders should be aware that if the investors provide written notice of default to us, then our liabilities would increase dramatically due to the penalties, reset provisions, and other damages specified in the transaction documents. The increase in liabilities attributed to a notice of default under the transaction documents could vastly exceed our current market capitalization and have dramatic negative affects on our financial condition. The debentures are collateralized by our assets and, in the event if we are unable to repay or restructure these debentures, there is no assurance that the holders of the debentures will not institute legal proceedings to recover the amounts owed including foreclosure on our assets. Subsequent to May 31, 2008, we entered into $500,000 Securities Purchase Agreement dated June 16, 2008 with three of the noteholders.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR CONVERTIBLE DEBENTURES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES TO THE HOLDERS, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

Our obligation to issue shares upon conversion of our convertible securities under the June 2006 and March 2007 agreements is essentially limitless. Further, subsequent to May 31, 2008, we entered into an agreement to issue up to $500,000 in Secured Callable Convertible Notes. An aggregate of $225,000 in convertible notes have been issued under this agreement.

The following table shows the effect on the number of shares issuable upon full conversion ($2,248,167 aggregate principal)(without taking into account the 4.99% limitation or any interest, penalties, events of default or other amounts under the notes), in event our common stock price declines by 25%, 50% and 75% from the trading price at $.03* on September 19, 2008.

                                             PRICE DECREASES BY
--------------------------                  ----------------  ----------------  ---------------- --------------
                                            9/19/08           25%               50%              75%
--------------------------                  ----------------  ----------------  ---------------- --------------
Common Stock Price(1)                       0.03              0.0225           0.015            0.0075
--------------------------                  ---------------- ---------------- ---------------- ----------------
Conversion Price (2)                        0.012              0.009           0.006            0.003
--------------------------                  ---------------- ---------------- ---------------- ----------------
100% Conversion Shares                       187,347,250       249,796,333     374,694,500      749,389,000
--------------------------                  ---------------- ---------------- ---------------- ----------------
*adjusted for the 1 for 600 reverse stock split on August 27, 2008

(1) Represents the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period prior to September 19, 2008, as calculated pursuant to the agreements. All prices have been adjusted for the 1 for 600 reverse stock split on August 27, 2008.

(2) Assuming 40% applicable percentage. On September 5, 2008, Ingen amended its Securities Purchase Agreement dated as of June 16, 2008. Under the terms of this amendment, the conversion rate and interest rate of all convertible debentures to these noteholders have been adjusted. This amendment applies to the $1.5 million convertible date entered into on July 25, 2006, the $450,000 convertible debt entered into on March 15, 2007, the $110,000 convertible note entered into on July 30, 2007 as well as the $500,000 Securities Purchase Agreement dated June 16, 2008. The "Applicable Percentage" (as defined in each of the notes to be the rate at which the note holders can convert their debt into common stock) has been adjusted to 40%. This means that the convertible note holders can now convert their debt into stock at the average of the lowest three trading prices for the common stock during the twenty day trading period prior to conversion multiplied by 40%.

The issuance of shares upon conversion of the convertible debentures and exercise of warrants may result in substantial dilution to the interests of other stockholders since the holders of such securities may ultimately convert and sell the full amount issuable on conversion. Although the holders of our convertible debentures and warrants may not convert and/or exercise such securities if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent them from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the holders of our convertible debentures and warrants could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of all holders of our common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. The sale of these shares may adversely affect the market price of our common stock.

IF WE ARE REQUIRED FOR ANY REASON TO REPAY OUR OUTSTANDING CONVERTIBLE DEBENTURES, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE CONVERTIBLE DEBENTURES, IF REQUIRED, COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIAL ASSETS.

We have issued convertible debentures that total $2,360,000 ($2,135,000 were issued as of May 31, 2008 and $225,000 were issued subsequent to May 31, 2008). As of May 31, 2008, $28,453 of these notes were converted into common stock (an additional $8,380 was converted subsequent to May 31, 2008). Unless sooner converted into shares of our common stock, we are required to repay the convertible debentures. To do so, we would be required to use our working capital, if any at that time, and/or raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us to recover the amounts due. Any such action may require us to curtail or cease operations.

ITEM 7. FINANCIAL STATEMENTS

We have restated our financial statements for the fiscal year ended May 31, 2006. This restatement (as described below) caused us to restate our May 31, 2007 financial statements as well as the interim financial statements for the quarters ended August 31, 2006, November 30, 2006, February 28, 2007, August 31, 2007 and November 30, 2007. The items that caused us to restate our financial statements are summarized below. The effects of the change to each line of financial statements are noted in the footnotes of the audited consolidated financial statements for the fiscal year ended May 31, 2006 in Note A. The effects of the change to each line of the interim financial statements for the aforementioned quarters are footnoted at the bottom of each page of the restated unaudited financial statements that follow.

The restated audited consolidated financial statements for the fiscal year ended May 31, 2006 have been adjusted for several reasons. These are summarized as follows:

1) The number of common shares outstanding, the accumulated deficit and total equity changed due to the completion of the audit of Ingen Technologies, Inc. (the private Nevada company acquired in March
            2004). These audited financial statements of the private company acquired were filed with Form 8-K dated March 15, 2004 (this was originally filed on November 16, 2007 and subsequently amended by a filing made on September 10, 2008). The common stock was adjusted from $7,760 to $705,905 as of May 31, 2003. The accumulated deficit was adjusted from $539,235 to $1,069,235. Total equity as of May 31, 2003 was restated to equal $(363,330), which ties to the audited financials of the private company filed with Form 8-K dated March 15, 2004.
2) The original May 31, 2004 financial statements had a cash-to-accrual adjustment in the amount of $4,767,800. This amount was shown in error and has been eliminated.
3) In May 31, 2004, the original financial statements showed 12,088,593 shares issued for services. These shares were originally valued at $5,399,453. This value has been adjusted to $661,148 to more accurately reflect the fair market value of the shares issued.
4) We failed to properly expense the value of options issued in the fiscal year ended May 31, 2005. The beginning balances on the restated audited financial statements for the fiscal year ended May 31, 2006 have been adjusted to account for an additional expense of $197,730 which is the value of the stock options issued in the fiscal year ended May 31, 2005. This correction changes both the beginning accumulated deficit and value of our common stock account on our balance sheet (and the beginning balances on the Statement of Stockholders' Equity).
5) We failed to properly expense the value of options issued in the fiscal year ended May 31, 2006. The restated audited financial statements for the fiscal year ended May 31, 2006 have additional expense of $157,916 which is the value of the stock options issued in the fiscal year. This additional expense changes the selling, general and administrative expense for the fiscal year and also changes the value of our common stock account on our balance sheet and the balances on the Statement of Stockholders' Equity.
6) On our original financial statements for the fiscal year ended May 31, 2006, we erroneously charged off a $23,875 capital expenditure. We have properly capitalized this expenditure on the restated financial statements for the fiscal year ended May 31, 2006. This additional asset reduces our selling, general and administrative expense for the fiscal year and increases our fixed asset account on the balance sheet as of May 31, 2006. The capital expense also changed our Statement of Cash Flows for the fiscal year.
7) Our original financial statements for the fiscal year ended May 31, 2006 erroneously classified an officer loan in the amount of $70,826 as a long-term liability. This has been restated as a current liability on the restated financial statements.

The effect of the above adjustments changed the beginning balances on our audited consolidated financial statements for the fiscal year ended May 31, 2007. As a result, we have restated these financial statements and have included them in our financial statements herein.

The aforementioned changes also required us to restate the interim financial statements for the quarters ended August 31, 2006, November 30, 2006, February 28, 2007, August 31, 2007 and November 30, 2007. These unaudited financial statements are also included herein.

Index to Financial Statements:

         Audited Financial Statements for the years ended May 31, 2008 and May 31, 2007 (the balances for the fiscal year ended May 31, 2007 have been restated)

         Audited Financial Statements for the year ended May 31, 2006 (as restated)

         Unaudited Interim Financial Statements for the quarter ended August 31, 2006 (restated)

         Unaudited Interim Financial Statements for the quarter ended November 30, 2006 (restated)

         Unaudited Interim Financial Statements for the quarter ended February 28, 2007 (restated)

         Unaudited Interim Financial Statements for the quarter ended August 31, 2007 (restated)

         Unaudited Interim Financial Statements for the quarter ended November 30, 2007 (restated)

                            INGEN TECHNOLOGIES, INC.

                                  AUDIT REPORT

                               FOR THE YEARS ENDED
                          MAY 31, 2008 AND MAY 31, 2007


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                   To the Board of Directors and stockholders
                           of Ingen Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Ingen Technologies, Inc. and subsidiary, as of May 31, 2008 and 2007 (restated), and the related consolidated statements of operations, stockholders' deficit (restated), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ingen Technologies, Inc. and subsidiary as of May 31, 2008 and 2007, and the results of its operations, changes in stockholders' deficit and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company's operating losses and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in
Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 19, the consolidated balance sheet and statement of stockholders' deficit for 2007 have been restated to correct an error.


                                         /s/ Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
September 10, 2008


Ingen Technologies, Inc.
Consolidated Balance Sheets
May 31, 2008 and May 31, 2007

                                                                       BALANCE AS
                                                       BALANCE AS    OF MAY 31, 2007
                                                    OF MAY 31, 2008    (RESTATED)
                                                      ------------    ------------
ASSETS
Current assets
  Cash                                                $         --    $        238
  Accounts receivable                                           63              --
  Inventories                                               74,830          85,594
  Prepaid expenses                                          50,933          33,633
                                                      ------------    ------------
  Total current assets                                     125,826         119,465

Property and equipment, net of accumulated
  depreciation of $177,656 and $119,775                    229,960         287,841
Other assets
  Debt issue costs, net of accumulated
   amortization of $211,173 and $86,663                    157,027         261,537
  Patents, net of accumulated amortization
   of $4,490 and none                                       62,855          67,345
  Deposits                                                  31,550           1,550
                                                      ------------    ------------
  Total other assets                                       251,432         330,432
                                                      ------------    ------------

TOTAL ASSETS                                          $    607,218    $    737,738
                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Cash overdraft                                      $        530    $         --
  Accounts payable                                         212,242          84,517
  Accrued expenses                                         201,927         196,620
  Officer's loans                                            1,747          84,342
  Short-term notes                                          82,500              --
  Convertible notes payable, net of unamortized
    discount of $25,092 and none                            49,908              --
  Current portion of long-term debt                         14,539          14,539
                                                      ------------    ------------

  Total current liabilities                                563,393         380,018

Long-term liabilities
  Loan payable                                              96,872         100,452
  Convertible notes payable, net of unamortized
   discount of $951,792 and $1,483,176                   1,079,755         431,824
  Derivative liability                                   3,605,748       4,797,253
                                                      ------------    ------------

  Total long-term liabilities                            4,782,375       5,329,529







Ingen Technologies, Inc.
Consolidated Balance Sheets (continued)
May 31, 2008 and May 31, 2007

                                                                       BALANCE AS
                                                       BALANCE AS    OF MAY 31, 2007
                                                    OF MAY 31, 2008    (RESTATED)
                                                      ------------    ------------

Stockholders' deficit
  Preferred stock, Series A, no par value,
    preferred liquidation value of $1.00 per share,
    40,000,000 shares authorized and
    38,275,960 issued and outstanding
    as of May 31, 2008, total liquidation
    preference of $38,275,960
    16,578,991 issued and outstanding
    as of May 31, 2007, total liquidation
    preference of $16,578,991                              965,313         688,313
  Common stock, no par value, authorized
    750,000,000 shares, 502,073
    issued and outstanding as of
    May 31, 2008, 58,745 issued and outstanding
    as of May 31, 2007                                   5,141,052       3,883,549
  Series A preferred stock subscription                      2,000              --
  Series A preferred stock subscription receivable        (220,000)       (220,000)
  Accumulated deficit                                  (10,626,915)     (9,323,671)
                                                      ------------    ------------

Total stockholders' deficit                             (4,738,550)     (4,971,809)
                                                      ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $    607,218    $    737,738
                                                      ============    ============


See notes to consolidated financial statements









Ingen Technologies, Inc. and Subsidiary
Consolidated Statements of Operations
For the years ended May 31, 2008 and May 31, 2007

                                                         FOR THE YEARS ENDED MAY 31,
                                                          2008             2007
                                                       -----------     -----------

Sales                                                  $   252,493     $   720,678
Cost of sales                                              167,631         452,100
                                                       -----------     -----------
Gross Profit                                                84,862         268,578

Selling, general and administrative expenses             1,741,690       1,882,221
                                                       -----------     -----------

Operating loss                                          (1,656,828)     (1,613,643)

Other (expenses)
  Interest expense                                      (1,265,454)     (5,028,485)
  Change in derivative liability                         1,619,848       1,583,636
                                                       -----------     -----------

Net loss before taxes                                   (1,302,434)     (5,058,492)

Provision for income taxes                                     810           2,990
                                                       -----------     -----------

Net loss                                               $(1,303,244)    $(5,061,482)
                                                       ===========     ===========

Basic and diluted net loss per share                   $    (16.07)    $    (99.81)
                                                       ===========     ===========

Weighted average number of shares outstanding               81,093          50,711



                                                        FOR THE YEARS ENDED MAY 31,
                                                          2008             2007
                                                       -----------     -----------

Numerator:  Net loss                                   $(1,303,244)    $(5,061,482)

Denominator:
   Weighted Average Number of Shares                        81,093          50,711

Net loss per share - Basic and diluted                 $    (16.07)    $    (99.81)


See notes to consolidated financial statements

                                        F-4







Ingen Technologies, Inc. and Subsidiary
Consolidated Statement of Stockholders' Deficit




                                                      SERIES A PREFERRED STOCK             COMMON STOCK
                                                      SHARES           AMOUNT         SHARES         AMOUNT
                                                    ------------    ------------    ------------   ------------

BALANCE AT MAY 31, 2006 (RESTATED)                    14,134,547    $    734,980          49,412   $  3,615,029

Conversion of Series A Preferred stock
  into common stock                                   (2,000,000)       (146,667)          3,333        146,667

Issuance of Series A Preferred stock
  for accrued compensation                             4,444,444         100,000

Issuance of common stock for services                                                      4,333          56,400

Issuance of common stock for patent                                                        1,667          60,000
Adjustment to common stock subscription
  purchase price entered into in year
  ended May 31, 2006                                                                                     (52,000)

Value of options issued for legal fees                                                                    57,453

Net loss for year ended May 31, 2007                          --              --              --             --
                                                    ------------    ------------    ------------   ------------


BALANCE AT MAY 31, 2007 (RESTATED)                    16,578,991    $    688,313          58,745   $  3,883,549

Rounding shares issued on reverse stock split                                                680
Conversion of Series A Preferred stock
  into common stock                                     (636,364)        (15,000)          1,061         15,000

Issuance of Series A Preferred stock
  for accrued compensation and officer's loans        20,333,333         272,000

Issuance of Series A Preferred stock
  for services                                         2,000,000          20,000

Series A Preferred stock subscription

Issuance of common stock for cash                                                         73,369         193,300

Issuance of common stock for services                                                     59,359         787,750

Issuance of common stock for conversions of notes                                         47,378          28,453

Issuance of common stock
  for accrued compensation and officer's loans                                           261,481         233,000

Net loss for year ended May 31, 2008                          --              --              --             --
                                                    ------------    ------------    ------------   ------------

BALANCE AT MAY 31, 2008                               38,275,960    $    965,313         502,073   $  5,141,052
                                                    ============    ============    ============   ============



                                                              F-5a




Ingen Technologies, Inc. and Subsidiary
Consolidated Statement of Stockholders' Deficit (continued)

                                                                      SERIES A
                                                       SERIES A       PREFERRED
                                                       PREFERRED       STOCK
                                                        STOCK       SUBSCRIPTION     RETAINED
                                                     SUSCRIPTION     RECEIVABLE       EARNINGS         TOTAL
                                                     ------------   ------------    ------------    ------------

BALANCE AT MAY 31, 2006 (RESTATED)                   $         --   $   (220,000)   $ (4,262,189)   $   (132,180)

Conversion of Series A Preferred stock
  into common stock                                                                                           --

Issuance of Series A Preferred stock
  for accrued compensation                                                                               100,000

Issuance of common stock for services                                                                     56,400

Issuance of common stock for patent                                                                       60,000
Adjustment to common stock subscription
  purchase price entered into in year
  ended May 31, 2006                                                                                     (52,000)

Value of options issued for legal fees                                                                    57,453

Net loss for year ended May 31, 2007                           --             --      (5,061,482)     (5,061,482)
                                                     ------------   ------------    ------------    ------------


BALANCE AT MAY 31, 2007 (RESTATED)                   $         --   $   (220,000)   $ (9,323,671)   $ (4,971,809)

Rounding shares issued on reverse stock split
Conversion of Series A Preferred stock
  into common stock

Issuance of Series A Preferred stock
  for accrued compensation and officer's loans                                                           272,000

Issuance of Series A Preferred stock
  for services                                                                                            20,000

Series A Preferred stock subscription                      2,000                                           2,000

Issuance of common stock for cash                                                                        193,300

Issuance of common stock for services                                                                    787,750

Issuance of common stock for conversions of notes                                                         28,453

Issuance of common stock
  for accrued compensation and officer's loans                                                           233,000

Net loss for year ended May 31, 2008                           --             --      (1,303,244)     (1,303,244)
                                                     ------------   ------------    ------------    ------------

BALANCE AT MAY 31, 2008                              $      2,000    $   (220,000)   $(10,626,915)   $ (4,738,550)
                                                     ============    ============    ============    ============





See notes to consolidated financial statements



                                              F-5b





Ingen Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows

                                                                FOR THE YEARS
                                                                   ENDED
                                                                  MAY 31,
                                                            2008            2007
                                                         -----------    -----------
Cash flow from operating activities
  Net loss                                               $(1,303,244)   $(5,061,482)
  Depreciation and amortization                               62,370         21,368
  Amortization of debt issue costs                           124,510         86,663
  Expenses paid with stock and options                     1,113,063        216,400
  Value of options issued for services                            --         57,453
  Change in derivative liabilities                        (1,619,848)    (1,583,636)
  Non-cash interest expense and financing costs              934,635      4,921,588
  (Increase) decrease in prepaid expenses                    (84,566)       (33,633)
  (Increase) decrease in deposits                            (30,000)        (1,550)
  (Decrease) increase in accounts payable                    127,726         36,330
  (Decrease) increase in accrued expenses                      5,307         16,827
  (Increase) decrease in inventory                            10,764        (85,594)
                                                         -----------    -----------
Net cash used in operating activities                       (659,283)    (1,409,266)

Cash flow from investing activities
  Purchase of intangible assets                                   --        (67,345)
  Purchase of property and equipment                              --       (277,570)
                                                         -----------    -----------

Net cash used in investing activities                             --       (344,915)

Cash flow from financing activities
  Sale of common stock                                       193,300             --
  Refund of common stock purchase                                 --        (52,000)
  Proceeds from loans                                        108,500        116,096
  Payments on loans                                               --         (1,105)
  Proceeds from convertible notes payable                    200,000      1,566,800
  Proceeds from stockholder and officer loans                196,511         26,416
  Repayments of stockholder and officer loans                (39,796)       (12,900)
                                                         -----------    -----------
Net cash provided by financing activities                    658,515      1,643,307

Net cash increase (decrease)                                    (768)      (110,874)

Cash at beginning of year                                        238        111,112
                                                         -----------    -----------

Cash at end of year                                      $      (530)   $       238
                                                         ===========    ===========

Supplemental information
  Cash paid for taxes                                    $       800    $       800
                                                         ===========    ===========
  Cash paid for interest expense                         $    13,081    $     2,957
                                                         ===========    ===========

Non-Cash Activities:
     Exchange of 636,364 shares of Series A
          preferred stock for common stock               $    15,000    $        --
     Issuance of series A preferred stock to
          officer for accrued compensation and payment
          on officer's loan                              $   272,000    $   100,000
     Issuance of common stock to
          officer for accrued compensation and payment
          on officer's loan                              $   233,000    $        --
    Value of issuance of warrants in connection
          with convertible debt                          $        --    $ 2,430,570
    Recorded a beneficial conversion feature             $        --    $ 3,950,318
    Stock Subscription Receivable                        $        --    $   220,000



See notes to consolidated financial statements


                                       F-6

NOTE 1 - NATURE OF BUSINESS

Ingen Technologies, Inc., a Georgia corporation (the "Company", "Ingen" or "Ingen Technologies"), is a public company trading under NASDAQ OTC: ITEC. Ingen Technologies is a growth-oriented technology company that offers diverse and progressive services and products.

Ingen Technologies, Inc. owns 100% of the capital stock of Ingen Technologies, Inc. a Nevada corporation which has been in business since 1999.

Ingen's flagship product is its BAFI (TM) line of products. These are the world's first wireless digital low gas warning system for pressurized gas cylinders. These products include Oxyview(TM), OxyAlert(TM) and GasAlert(TM). On October 24, 2000, Ingen received a U.S. Patent for the BAFI (TM) with Patent No. 6,137,417. BAFI (TM), now in its second generation, is an accurate and cost-effective, real-time pressurized gas warning system that will alert users when gas levels are approaching empty. The Oxyview (TM) product is the only product in the BAFI (TM) line that Ingen is currently selling.

The BAFI (TM) line has multiple applications, inclusive but not limited to, the Medical Industry, Home Consumer, Residential Development Industry, Safety & Protection (fire and police), Aircraft Industry, and the Recreational Vehicle Industry. BAFI (TM) meets or exceeds regulatory compliance of this type of product and is completed and in production.

Ingen's Secure Balance (TM) product is a private-label product that includes a vestibular function testing system and balance therapy system available to physicians throughout the United States.

On November 16, 2006, Ingen purchased the intellectual property rights for Oxyview(TM). Ingen had co-invented the Oxyview (TM) product with a third party. The agreement gave Ingen sole ownership of the product and intangible pending patents associated with Oxyview (TM), which is part of Ingen's BAFI(TM) line of products. Patents for Oxyview (TM) are pending in the United States, Japan, People's Republic of China and the European Communities. Oxyview(TM) relates to flow meters which provide a visual signal for gas flow through a conduit. More particularly it relates to a flow meter which provides a visual cue viewable with the human eye, as to the flow of gas through a cannula which conventionally employs very low pressure and gas volume to a patient using the Oxyview(TM). Ingen began recording sales of Oxyview(TM) in November of 2006.

On August 27, 2008, Ingen effectuated a reverse stock split at a rate of one share for every six hundred (600) then outstanding. The Series A Preferred stock was not affected by this reverse stock split. The effect of the reverse stock split has been adjusted for in these financial statements. This reduced the number of common shares outstanding from 300,835,942 to 502,073 as of May 31, 2008.

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

Revenue Recognition: Ingen recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. No provisions were established for estimated product returns and allowances based on Ingen's historical experience. All orders are customized with substantial down payments. Products are released upon receipt of the remaining funds. For SecureBalance sales, the customer generally makes a down payment in the amount of 50% of the total cost. When the product is ready for delivery and the remaining purchase price is received, the product is shipped and the sale is recognized as revenue. The sale of Secure Balance products include education and training. We schedule this training to coincide with the delivery of the Secure Balance equipment to our customers. For our OxyView units, all payments are made in advance by the customers. Upon our shipment of the units, revenue is recognized.

Cash Equivalents: For purposes of the statements of cash flows, Ingen considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments: Ingen Technologies' financial instruments consist principally of cash, accounts receivable, inventories, accounts payable and borrowings. Ingen believes the financial instruments' recorded values approximate current values because of their nature and respective durations. The fair value of embedded conversion options and stock warrants are based on a Black-Scholes fair value calculation. The fair value of convertible notes payable has been discounted to the extent that the fair value of the embedded conversion option feature exceeds the face value of the note. This discount is being amortized over the term of the convertible note.

Inventories: Ingen carries its inventories at cost, inclusive of freight and sales taxes.

Property and Equipment: Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the following estimated useful lives of the assets: 3 to 5 years for computer, software and office equipment, and 5 to 7 years for furniture and fixtures.

CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES: Ingen accounts for convertible notes payable and warrants in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." This standard requires the conversion feature of convertible debt be separated from the host contract and presented as a derivative instrument if certain conditions are met. Emerging Issue Task Force
(EITF) 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO AND POTENTIALLY SETTLED IN A COMPANY'S OWN STOCK" and EITF 05-2, "THE MEANING OF "CONVENTIONAL CONVERTIBLE DEBT INSTRUMENT" IN ISSUE NO. 00-19" were also analyzed to determine whether the debt instrument is to be considered a conventional convertible debt instrument and classified in stockholders' equity.

The convertible notes payable issued on June 6, 2006, July 27, 2006, August 30, 2006, January 24, 2007, March 15, 2007, April 15, 2007, May 15, 2007, June 15,
2007 and July 15, 2007 were evaluated and determined not conventional convertible and, therefore, because of certain terms and provisions including liquidating damages under the associated registration rights agreement the embedded conversion option was bifurcated and has been accounted for as a derivative liability instrument. The stock warrants issued in conjunction with the convertible notes payable were also evaluated and determined to be a derivative instrument and, therefore, classified as a liability on the balance sheet. The accounting guidance also requires that the conversion feature and warrants be recorded at fair value for each reporting period with changes in fair value recorded in the consolidated statements of operations.

A Black-Scholes valuation calculation was applied to both the conversion features and warrants at issuance dates and May 31, 2008. The issuance date valuation was used for the effective debt discount that these instruments represent. The debt discount is amortized over the three-year life of the debts using the effective interest method. The May 31, 2008 valuation was used to record the fair value of these instruments at the end of the reporting period with any difference from prior period calculations reflected in the consolidated statement of operations.

Common Stock: On August 27, 2008, Ingen effectuated a reverse stock split at a rate of one share for every six hundred (600) then outstanding. The Series A Preferred stock was not affected by this reverse stock split. The effect of the reverse stock split has been adjusted for in these financial statements. This reduced the number of common shares outstanding from 300,835,942 to 502,073 as of May 31, 2008.

Preferred Stock: Ingen has authorized 40,000,000 shares of Series A Convertible Preferred Stock. The Series A stock is not entitled to dividends. Ingen has the right but not the obligation to redeem each share of Series A stock at a price of $1.00 per share. In the event of voluntary or involuntary liquidation, dissolution, or winding up of the corporation, each share of Series A shall be entitled to receive from the assets of the Company $1.00 per share, which shall be paid or set apart before the payment or distribution of any assets of the corporation to the holders of the Common Stock or any other equity securities of the Company. Each share of Series A shall be entitled to vote on all matters with the holders of the Common Stock. Each share of Series A stock shall be entitled to one vote. The holders of the Series A voting as a class shall be entitled to elect one person to serve on the Company's Board of Directors. The Series A is convertible into one share of fully paid and non-assessable share of Common Stock upon 65 days of written notice. The Series A stock shall not be affected by or subject to adjustment following any change to the amount of authorized shares of Common Stock or the amount of Common Stock issued and outstanding caused by any split or consolidation of the Company's Common Stock.

Events of default under Note Agreements: Ingen has committed various acts which constitute events of default under its Securities Agreements dated July 25, 2006, March 15, 2007 and July 15, 2007 (and the notes thereunder with total principal balances of $2,031,547). The Company has received assurance from counsel for the investors that the investors have not placed the Company in default under the notes and therefore the Company does not consider itself in default. There can be no assurance that the investors will not declare a default in the future. Should such notice of default be received by the Company, its liabilities would increase dramatically due to the penalties, reset provisions, and other damages specified in the transaction documents. The increase in liabilities attributed to a notice of default under the transaction documents could exceed the Company's current market capitalization and affect negatively on its financial condition. The debentures are collateralized by the Company's assets and, in the event if the Company is unable to repay or restructure these debentures, there is no assurance that the holders of the debentures will not institute legal proceedings to recover the amounts owed including foreclosure on the Company's assets.

Research and Development: Ingen incurred expenditures of $11,932 and $13,213 for research and development in the fiscal years ended May 31, 2007 and May 31, 2008, respectively.

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

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, an amendment of ARB No. 51. The objective of this statement is to improve the relevance, comparability, and transparency of the financial statements by establishing accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company believes that this statement will not have any impact on its financial statements, unless it deconsolidates a subsidiary.

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (an amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

In April 2008, the FASB issued FASB Staff Position No. 142-3, DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS ("FSP No. 142-3") to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset's useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company does not believe implementation of FSP No. 142-3 will have a material impact on its financial statements.

In May 2008, the FASB issued Statement No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "THE MEANING OF PRESENT FAIRLY IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES."

In May 2008, the FASB issued Statement No. 163, ACCOUNTING FOR FINANCE GUARANTEE INSURANCE CONTRACTS - AN INTERPRETATION OF FASB STATEMENT NO. 60. The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force
(EITF) No. 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES ("FSP EITF No. 03-6-1"). Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company's financial statements.

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities and commitments in the normal course of business. In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses and may not have sufficient funds to grow its business in the future. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital. The Company believes that this situation can be crippling unless revenues can be substantially increased and/or significant additional funding can be received in order to support the Company's operations until revenues exceed operating costs.

To successfully grow the business, the Company must decrease its cash burn rate, improve its cash position and its revenue base, and succeed in its ability to raise additional capital through a combination of primarily public or private equity offering or strategic alliances. The Company also depends on certain contractors and its CEO, and the loss of any of those contractors or the CEO, may harm the Company's business.

Additionally, as described above the Company is technically in default under its convertible note agreements. The Company has received assurance from counsel for the investors that the investors have not placed the Company in default under the notes and therefore the Company does not consider itself in default. There can be no assurance that the investors will not declare a default in the future. Should such notice of default be received by the Company, its liabilities would increase dramatically due to the penalties, reset provisions, and other damages specified in the transaction documents. The increase in liabilities attributed to a notice of default under the transaction documents could exceed the Company's current market capitalization and affect negatively on its financial condition. The financial statements have not been adjusted to reflect the potential damages if the Company is notified of default.

The Company incurred a loss of $1,303,244 and for the year ended May 31, 2008, and as of that date, had an accumulated deficit of $10,626,915.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

                                              As of May 31,       As of May 31,
                                                  2008                 2007
                                              -------------       -------------

Vehicles                                      $     145,596       $     145,596
Furniture & Fixtures                                 31,705              31,705
Machinery & Equipment                               188,709             188,709
Leasehold Improvements                               41,606              41,606
                                              -------------       -------------
                                                    407,616             407,616
Less accumulated depreciation                      (177,656)           (119,775)
                                              -------------       -------------

Property and Equipment, net                   $     229,960       $     287,841
                                              =============       =============



NOTE 5 - ACCRUED EXPENSES

Accrued expenses at May 31, 2008 consist of:

                                              As of May 31,        As of May 31,
                                                  2008                 2007
                                              -------------       -------------
Accrued officer's compensation                $          --       $     113,356
Accrued interest expense                            193,271              73,922
Accrued taxes                                         8,349               9,149
Accrued royalties payable                               307                 193
                                              -------------       -------------

Total                                         $     201,927       $     196,620
                                              =============       =============

NOTE 6 - INCOME TAXES

Provision for income tax for the year ended May 31, 2008 consisted of $810, and was $2,990 for the year ended May 31, 2007.

As of May 31, 2008 and 2007, the Company has net operating loss carryforwards, approximately, of $5,800,000 and $4,600,000, respectively, to reduce future federal and state taxable income. To the extent not utilized, the carryforwards will begin to expire through 2028. The Company's ability to utilize its net operating loss carryforwards is uncertain and thus the Company has not booked a deferred tax asset, since future profits are indeterminable.

NOTE 7 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                  FOR THE YEARS ENDED MAY 31,
                                                  2008                2007
                                                 -------------    -------------

Numerator:  Net loss                             $  (1,303,244)   $  (5,061,482)

Denominator:
   Weighted Average Number of Shares                    81,093           50,711

Net loss per share - Basic and diluted           $      (16.07)   $      (99.81)


As the Company incurred net losses for the years ended May 31, 2008 and May 31, 2007, it has excluded from the calculation of diluted net loss per share approximately 11,398,649 and 235,548, respectively (both figures adjusted for the six hundred (600) for one reverse stock split that was effective on August 27, 2008). These shares represent the Series A preferred stock, outstanding warrants and assume that all convertible notes could be converted at the market price as of May 31, 2008 and May 31, 2007, respectively.

NOTE 8 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. The Company has only one segment; therefore, the detail information is not presented.

NOTE 9 - RELATED PARTY TRANSACTIONS

Ingen owes its CEO, Scott Sand, a total of $1,747 as of May 31, 2008. This amount is due to Mr. Sand as a result of business expenses paid by Mr. Sand on his personal credit cards. The Company recorded interest expense on this loan as finance charges were incurred by Mr. Sand on his personal credit cards. The bulk of the business expenses paid by Mr. Sand were paid back by Ingen through the issuance of Series A preferred stock and common stock issued during the fiscal year ended May 31, 2008. There are no written loan agreements, promissory notes or debt obligations evidencing this debt and the terms of repayment to Mr. Sand. The related accrued interest is $0 as of May 31, 2008.

During the fiscal year ending May 31, 2008, Mr. Sand received a total of 20,333,333 shares of series A preferred stock and 261,481 shares of common stock (156,888,889 shares of common stock prior to the reverse stock split which was effective on August 27, 2008) for satisfaction of accrued compensation of $106,856 and for payment of $168,144 of the loan amount owed to him. These shares also resulted in an additional $130,000 of officer's compensation paid to Mr. Sand.

On February 28, 2006 and March 17, 2006, we entered into two investment contracts with Jeffrey Gleckman, pursuant to which we issued an aggregate of 2,000,000 shares of our restricted common stock to Mr. Gleckman (after our reverse stock split which was effective on August 27, 2008 the total number of adjusted common shares is equal to 3,334). Mr. Gleckman is the President of MedOx Corporation, the contractor distributing OxyView(TM). MedOx was originally known as Tech-Ni-Com, Inc. Our first contract with Mr. Gleckman's company was in 2000 for distribution of the BAFI(TM) product line. However, actual sales of OxyView(TM) did not commence until November of 2006. Mr. Gleckman paid $300,000 consideration in the two transactions for the above-referenced shares.

In May of 2008, Ingen issued 2,000,000 shares of our Series A Preferred shares to Mr. Gleckman. This issuance was done to satisfy an obligation in the amount of $20,000 that Ingen owed to MedOx under its distribution contract for OxyView
(TM).

NOTE 10 - LEASE OBLIGATION

The Company leases its administrative office under an unsecured lease agreement which expires on April 1, 2011. The Company also maintains a corporate office under a month-to-month lease agreement. As of May 31, 2008, the remaining lease obligation is as follows:

                     Year Ending                Lease
                        May 31,               Obligation
                   ---------------------------------------
                         2009                $   20,400
                         2010                    20,400
                         2011                    20,400
                         2012                    17,000
                                             -------------
                                             $   78,200
                                             =============

The total rent expense for the year ended May 31, 2008 was $31,000.

NOTE 11 - INTANGIBLE ASSETS

The Company has recorded patents at a cost of $67,345. This represents legal costs of filing for patents and the purchase of the exclusive rights for a patent for Oxyview (TM) with common stock valued at $60,000. Although the patents are still pending with the US Patent and Trademark office, since the Company is using the patents and selling its Oxyview (TM) units it has decided to begin a 15-year amortization of the costs of the patents. The Company booked amortization expense in the amount of $4,490 in the fiscal year ended May 31, 2008 on the cost of its patents.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of May 31, 2008.

NOTE 13 - CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

6% $1.5 MILLION CONVERTIBLE DEBT

On July 25, 2006, the Company entered into a Security Purchase Agreement (the "Agreement") and agreed to issue and sell (i) callable secured convertible notes up to $2 million (only $1.5 million of this amount was funded), and (ii) warrants to acquire an aggregate of 20 million shares of the Company's common stock. The notes bear interest at 6% per annum (with a default interest rate at 15% per annum), and mature three years from the date of issuance. The notes are convertible into the Company's common stock at the applicable percentage of the average of the lowest three trading prices for the Company's shares of common stock during the twenty trading day period prior to conversion. The applicable percentage is 50%; however, the percentage shall be increased to: (i) 55% in the event that a Registration Statement is filed within thirty days from July 26, 2006, and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from July 26, 2006. Since the Company has not had a Registration Statement become effective as of the date of this Report, the applicable percentage will be 50%.

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

The Company paid a total of $208,200 in debt issuance costs on the $1.5 million that was received from the sale of the convertible notes. The debt issuance costs are being amortized over the term of the notes, which are due on July 25, 2009.

6% $450,000 CONVERTIBLE DEBT

On March 15, 2007, we entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (the "Investors") and agreed to issue and sell (i) callable secured convertible notes up to $450,000, and (ii) warrants to acquire an aggregate of 9 million shares of our common stock. The callable secured convertible notes (4 notes, $450,000 total loan principal; 3 year term; 6% annual interest, 15% annual "default interest") are convertible into shares of our common stock at a variable conversion price based upon the applicable percentage of the average of the lowest three trading prices for the common stock during the twenty-day trading period prior to conversion. The "Applicable Percentage" means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the required filing and (ii) 60% in the event that the Registration Statement becomes effective within ninety days from the required filing.

The Company paid a total of $50,000 in debt issuance costs on the $450,000 that was received from the sale of the convertible notes. The debt issuance costs are being amortized over the term of the notes, which are due between March 15 and June 15, 2010.

On July 30, 2007, we issued a callable secured convertible note in the amount of $110,000. This note was issued under the same terms as the 6% $450,000 Convertible Debt described above (the March 15, 2007 Securities Purchase Agreement). From March 2008 through May 2008, the Investors converted $28,453 of these notes into 28,427,000 shares of common stock (47,378 shares of common stock after taking into effect the reverse stock split on August 27, 2008).

As of May 31, 2008, the total convertible notes payable due to the Investors was equal to $2,031,547. This amount is comprised of: i) the $1.5 million funded under the July 25, 2006 Securities Purchase Agreement; ii) $450,000 from the Securities Purchase Agreement dated March 15, 2007; iii) an additional $110,000 funded on July 15, 2007 under the same terms as the Securities Purchase Agreement dated March 15, 2007; and iv) a reduction in the principal amount of the July 25, 2006 note in the amount of $28,453 for the conversion of a portion of the notes into common shares. We also entered into a convertible note with another party in the amount of $75,000 on June 7, 2006. The total of the principal balance on all convertible notes is $2,106,547.

The value of the convertible feature on all convertible notes exceeded the face value of these notes on the dates of issuance, therefore the initial note discount booked was the total face value of the notes. This discount is being amortized over the terms of the notes. As of May 31, 2008, the cumulative amount of amortization of the discount of the notes was equal to $1,158,116.

As of May 31, 2008, the total derivative liability associated with the $1.5 million convertible notes was equal to $2,544,511. The derivative liability associated with the $450,000 convertible notes was equal to $837,089. The derivative liability associated with the $110,000 convertible note was equal to $207,132. The $75,000 convertible note had a derivative liability of $792. The derivative liability associated with the 20 million warrants that were issued as part of the $1.5 million convertible notes was $11,189 on May 31, 2008. The derivative liability associated with the 9 million warrants that were issued as part of the $450,000 convertible notes was $5,035. The total of these amounts is $3,605,748.

The following tables describe the valuation of the conversion feature of each tranche of the convertible debenture issued under the $1.5 million Securities Purchase Agreement, using the Black Scholes pricing model on the date of each note:

                                    7/27/2006       8/30/2006       1/24/2007
                                     Tranche         Tranche         Tranche
                                  -------------   -------------   -------------
Approximate risk free rate               5.25%           4.80%           4.65%
Average expected life                 3 years         3 years       2.5 years
Dividend yield                              0%              0%              0%
Volatility                             202.01%         201.26%         138.21%
Estimated fair value
  of conversion feature
  on date of notes                $ 1,328,118     $ 1,137,929      $  371,193
Estimated fair value
  of conversion feature
  as of May 31, 2008              $ 1,150,443     $ 1,042,134      $  351,934

The Company recorded the fair value of the conversion feature, aggregate of $2,837,240, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received from each tranche, with the excess of $1,337,240 charged to expense. Amortization expense related to the conversion feature discount for the year ended May 31, 2008 was $521,318. Remaining unamortized discount as of that date was $586,203. For the year ended May 31, 2008, the Company has reported $277,446 in other income related to changes in its derivative liability associated with these notes.

The Company also granted warrants to purchase 20,000,000 shares of common stock in connection with the financing. The warrants are exercisable at $0.10 per share for a period of seven years, and were fully vested. Upon the effectuation of the reverse stock split on August 27, 2008, these warrants have been adjusted to purchase 33,334 shares of common stock at a price of $60.00 per share. The warrants were originally valued at $1,987,103 using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used.


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

The warrants were revalued as of the date of this report at a value of $11,189 using the Black-Scholes Option Pricing Model. For the year ended May 31, 2008, the Company has reported $784,275 in other income related to changes in its derivative liability associated with these warrants.

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

                                                         6/7/2006
                                                     --------------
Approximate risk free rate                                   4.99%
Average expected life                                     3 years
Dividend yield                                                  0%
Volatility                                                  202.01%
Estimated fair value of conversion feature
  on date of note issuance                            $    437,565
Estimated fair value of conversion feature
  as of May 31, 2008                                  $        792

The Company recorded the fair value of the conversion feature of $437,565, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received with the excess of $362,565 charged to expense. Amortization expense related to the conversion feature discount for the year ended May 31, 2008 was $25,230. Remaining unamortized discount as of that date was $25,092. For the year ended May 31, 2008, the Company has reported $141,018 in other income related to changes in its derivative liability associated with this note.

The following tables describe the valuation of the conversion feature of each tranche of the convertible debenture that were issued as part of the $450,000 Securities Purchase Agreement, using the Black Scholes pricing model on the date of each note:

                                      3/15/2007        4/16/2007       5/15/2007          6/15/2007
                                       Tranche          Tranche         Tranche            Tranche
                                    --------------   --------------   --------------   --------------
Approximate risk free rate                  4.47%            4.80%            4.87%            5.13%
Average expected life                    3 years          3 years          3 years          3 years
Dividend yield                                 0%               0%               0%               0%
Volatility                                182.97%          193.30%          193.30%          235.23%
Estimated fair value
  of conversion feature
  on date of notes                  $    237,789     $    218,638      $   218,638      $   214,099
Estimated fair value
  of conversion feature
  as of May 31, 2008                $    223,162     $    203,529      $   204,659      $    205,739

The Company recorded the fair value of the conversion feature, aggregate of $889,164, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received from each traunch, with the excess of $489,164 charged to expense. Amortization expense related to the conversion feature discount for the year ended May 31, 2008 was $149,005. Remaining unamortized discount as of that date was $286,329. For the year ended May 31, 2008, the Company has reported $56,014 in other income related to changes in its derivative liability associated with these notes.

The Company also granted warrants to purchase 9,000,000 shares of common stock in connection with the financing. The warrants are exercisable at $0.06 per share for a period of seven years, and were fully vested. Upon the effectuation of the reverse stock split on August 27, 2008, these warrants have been adjusted to purchase 15,000 shares of common stock at a price of $36.00 per share. The warrants were originally valued at $443,468 using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used.

                                                         3/15/2007
                                                       --------------
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

The warrants were revalued as of the date of this report at a value of $5,035 using the Black-Scholes Option Pricing Model. For the year ended May 31, 2008, the Company has reported $353,983 in other income related to changes in its derivative liability associated with these warrants.

The following tables describe the valuation of the conversion feature of the $110,000 convertible debenture that was issued under the same terms as the $450,000 Securities Purchase Agreement, using the Black Scholes pricing model on the date of the note:

                                                         7/15/2007
                                                       --------------
Approximate risk free rate                                     4.57%
Average expected life                                       3 years
Dividend yield                                                    0%
Volatility                                                   236.86%
Estimated fair value
  of conversion feature
  on date of note                                      $    214,244
Estimated fair value
  of conversion feature
  as of May 31, 2008                                   $    207,132


The Company recorded the fair value of the conversion feature of $214,244 as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received, with the excess of $114,244 charged to expense. Amortization expense related to the conversion feature discount for the year ended May 31, 2008 was $30,740. Remaining unamortized discount as of that date was $79,260. For the year ended May 31, 2008, the Company has reported $7,112 in other income related to changes in its derivative liability associated with this note.

Maturities of Notes Payable:

Future maturities of our convertible notes payable due during the years ended May 31 are as follows:

                  2008                                 $            0
                  2009                                         75,000
                  2010                                      1,811,547
                  2011                                        220,000
                                                       --------------
                  TOTAL                                $    2,106,547
                                                       ==============

Summary of Convertible Notes Payable and Derivative Liabilities

The following is a summary of the convertible notes payable and derivative liability:

                                                  Change in
                                     Current      Derivative      Unamortized
                                   Conversion      Income in      Debt Discount
                                     Value        Current year    as of 5/31/08
                                  -------------   -------------   -------------
$1.5m Convertible Notes           $   2,544,511   $     277,424   $     586,203
$450,000 Convertible Notes              837,089          56,014         286,329
$110,000 Convertible Note               207,132           7,112          79,260
$75,000 Convertible Note                    792         141,018          25,092
20 million warrants                      11,189         784,275              --
9 million warrants                        5,035         353,983              --
                                  -------------   -------------   -------------
                                  $   3,605,748   $   1,619,848   $     976,884
                                  =============   =============   =============

NOTE 14 - LONG-TERM DEBT

Ingen entered into a long-term note agreement to purchase a mobile demonstration unit for its Secure Balance product. The note was entered into on March 1, 2007. The original note balance was $116,096. The note has a term of 15 years and carries an interest rate of 9.5%. The monthly payments are $1,212. The note balance as of May 31, 2008 was equal to $111,441. The following summarizes the paydown:

                                   Required
                                   Payments         Principal       Interest
                                  -------------   -------------   -------------
May 31, 2009                      $      14,539   $       4,141   $      10,398
May 31, 2010                             14,539           4,551           9,988
May 31, 2011                             14,539           5,002           9,537
May 31, 2012                             14,539           5,498           9,041
May 31, 2013                             14,539           6,043           8,496
Thereafter                              126,004          86,206          39,798
                                  -------------   -------------   -------------

Total                             $     198,699   $     111,441   $      87,258
                                  =============   =============   =============

NOTE 15 - STOCK OPTIONS

On January 18, 2007, Ingen issued a stock option to a consultant, representing the right to purchase 1,000,000 shares of Series A Convertible Preferred Stock at an exercise price of $0.04 per share, expiring January 18, 2012.

We issued a series of stock options to an consultant under the terms of our agreement with him from 2004. A total of 5,500 options (originally issued as 3.3 million options prior to adjusting for our 600 for 1 reverse stock split that was effective on August 27, 2008) to purchase our common stock were issued from August 4, 2004 through January 18, 2007. The option prices varied from $6.00 to $150.00 per share after adjusting for our August 27, 2008 reverse stock split. On February 16, 2006, 1,667 split-adjusted shares were exercised and we booked an expense of $129,844 based on the fair market value of the stock issued at that date. In January 2007, the holder of the options was issued 167 split-adjusted options (included in the 5,500 shares above) to purchase an additional 167 shares of split-adjusted stock at a price of $36.00 per share. Using a Black Scholes model, these options were valued at $4,953. In February 2007, we approached the holder of the options (who now held 3,834 split-adjusted options to purchase shares between $16.20 and $150.00 per share) and offered him 1,250 split adjusted shares of restricted common stock (originally issued as 750,000 shares) to cancel these options. Our stock was trading at $42.00 per share (after adjusting for the reverse stock split) when we issued the stock to cancel the options. This stock had a total valuation of $52,500. The amount included on the Consolidated Statement of Stockholders' Deficit includes the $4,953 (the value of the new options issued in January 2007) and the $52,500 (the value of the stock issued to cancel the options).

NOTE 16 - WARRANTS

We issued a total of 29 million warrants to purchase our common stock in connection with the issuance of the Convertible Notes Payable described in Note 13 above. The 20 million warrants issued as part of the Securities Purchase Agreement dated July 26, 2006 are exercisable over a 7-year period (ending on July 26, 2013) at a price of $0.10 per share. The 9 million warrants issued as part of the Securities Purchase Agreement dated March 15, 2007 are exercisable over a 7-year period (ending on March 15, 2014) at a price of $0.06 per share.

On March 31, 2008, the Company issued to a consultant, Weed & Co., LLP, an anti-dilutive warrant granting the holder the right to purchase up to 250,000 shares of common stock at $.50 per share until March 31, 2011. The Company also issued the consultant a convertible promissory note in the principal amount of $37,000 due September 1, 2008. On or before September 1, 2010, the holder may convert the note into shares of the Company's common stock. In all circumstances, the holder shall receive a minimum of 400,000 shares of the Company's common stock. Furthermore, in the event of a merger, consolidation, combination, subdivision, forward split or reverse split, any portion of the unpaid amount of this note may be converted into fully-paid, non-assessable shares of the Company's common stock, at a conversion price equal to $.25 per share.

In connection with the Promissory Note, Ingen issued 250,000 anti-dilutive 3-year common stock purchase warrants. The warrants have an exercise price of $0.50 per share and may be exercised at any time prior to March 31, 2011.

Note 17 - MATERIAL CONTRACTS

We have entered into various agreements with third parties to perform certain services in connection with Secure Balance sales. These contracts require us to pay certain parties for commissions, services and/or equipment associated with the Secure Balance sales. We account for these services and/or equipment costs as cost of sales as the sales are booked. Among these contracts is an Exclusive Distribution Agreement for our Secure Balance product dated June 1, 2007 with Physical Rehabilitation Management Services, Inc. ("PRMS"). Under the terms of the agreement, we issued PRMS 500,000 shares of our restricted common stock at a price of $0.04 per share ($20,000 total). The term of the agreement is 5 years and we pay a 14% commission to PRMS on each sale of Secure Balance equipment.

NOTE 18 - SUBSEQUENT EVENTS

On August 27, 2008, Ingen effectuated a reverse stock split on its common stock at a rate of one share for every six hundred (600) then outstanding. This reduced the total number of outstanding common shares from 342,942,942 to approximately 572,259. The Series A Preferred shares are not subject to the reverse stock split.

Ingen entered into a Securities Purchase Agreement dated June 16, 2008 with three investors. Under the Securities Purchase Agreement, the investors agreed to purchase up to $500,000 in Secured Callable Convertible Notes (the "Notes") and Common Stock Purchase Warrants covering 20,000,000 shares of the Issuer's common stock. The initial closing occurred on June 20, 2008 and the Issuer received gross proceeds of $100,000 and delivered to the Investors $100,000 face value Notes and Common Stock Purchase Warrants covering 20,000,000 shares of the Issuer's common stock. Future closings for gross proceeds of $100,000 each are scheduled to occur at the end of July, August, September, and October 2008.

On September 5, 2008, Ingen amended its Securities Purchase Agreement dated as of June 16, 2008. Under the terms of this amendment, the conversion rate and interest rate of all convertible debentures have been adjusted. This amendment applies to the $1.5 million convertible date entered into on July 25, 2006, the $450,000 convertible debt entered into on March 15, 2007, the $110,000 convertible note entered into on July 30, 2007 as well as the $500,000 Securities Purchase Agreement dated June 16, 2008. The "Applicable Percentage" (as defined in each of the notes to be the rate at which the note holders can convert their debt into common stock) has been adjusted to 40%. This means that the convertible note holders can now convert their debt into stock at the average of the lowest three trading prices for the common stock during the twenty day trading period prior to conversion multiplied by 40%. Also the interest rate on all convertible notes has been adjusted from 6% to 12%. This interest rate adjustment is effective as of January 1, 2008. As of May 31, 2008, this interest rate adjustment would be applied to $2,031,547 in outstanding convertible debt. Further, the June 16, 2008 agreement to purchase up to $500,000 in Secured Callable Convertible Notes was amended so that future purchases shall occur "on such dates as shall be mutually agreed upon by the Company and the Buyers" instead of on the scheduled closing dates originally provided for in the agreement. There is no guarantee that future closings will occur.

Subsequent to May 31, 2008 the Company issued 70,185 post-reverse shares of its common stock in connection with the above mentioned debt.

On August 27, 2008, Ingen entered into an agreement with Media4Equity, LLC. Under the terms of this contract Ingen issued a total of 3,300,000 shares of its restricted common stock to Media4Equity, LLC and two individuals in exchange for public relations services and a media campaign. This stock was valued at $0.06 per share, or a total of $198,000. After this issuance, these three entities owned a total of 85.6% of the total outstanding common stock of Ingen.

NOTE 19 - RESTATEMENT

Subsequent to the issuance of the 2007 financial statements, management discovered an error related to the 2006 financial statements. The error affected the ending 2006 balances in common stock and accumulated deficit which affected the 2007 ending balances in these accounts. Accordingly, the 2007 consolidated balance sheet and statement of stockholders' deficit have been restated.

                          SPECTOR, WONG & DAVIDIAN, LLP
                                [LETTERHEAD HERE]



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------





To the Board of Directors and stockholders of Ingen Technologies Inc.


We have audited the accompanying consolidated balance sheets of Ingen Technologies Inc. and subsidiary, as of May 31, 2006, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of Ingen Technologies Inc. and subsidiary as of May 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Since our previous report dated July 24, 2006, as described in Note 17, the Company discovered a material error in its presentation of its consolidated financial statements. However, the Company has restated the consolidated financial statements to reflect the correction of this matter.

/s/ Spector, Wong & Davidian, LLP
    Harold Spector, Managing Partner

Spector, Wong & Davidian, LLP
Pasadena, California
July 24, 2006 (except for Note 16, and 17, as to which the date is February 8, 2008, and for Note 1, 2, 7, 15, and 17, as to which the date is August 22, 2008)


INGEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
MAY 31, 2006

                                                                   Balance as of
                                                                    May 31, 2006
                                                                    -----------
ASSETS
Current assets
  Cash                                                              $   111,112
                                                                    -----------
  Total current assets                                                  111,112

Property and equipment, net of accumulated
  depreciation of $98,408                                                55,513
                                                                    -----------

TOTAL ASSETS                                                        $   166,625
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable                                                  $    48,186
  Accrued expenses                                                      179,793
  Officers' loans                                                        70,826
                                                                    -----------

  Total current liabilities                                             298,805

Stockholders' deficit
  Preferred stock, Series A, no par value,
    preferred liquidation value of $1.00 per
    share, 40,000,000 shares authorized and
    14,134,547 issued and outstanding as of
    May 31, 2006, total liquidation
    preference of $14,134,547.                                          734,980
  Common stock, no par value, authorized
    100,000,000 shares, 49,412 issued
    and outstanding as of May 31, 2006.                               3,615,029
  Series A preferred stock subscription                                (220,000)
  Accumulated deficit                                                (4,262,189)
                                                                    -----------

Total stockholders' deficit                                            (132,180)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   166,625
                                                                    ===========

See notes to the Consolidated Financial Statements





INGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED MAY 31, 2006


Sales                                                               $   846,783
Cost of sales                                                           301,118
                                                                    -----------
Gross Profit                                                            545,665
Selling, general and administrative expenses                          2,277,881
                                                                    -----------
Operating loss                                                       (1,732,216)
Other (expenses)
  Interest expense                                                       (3,852)
                                                                    -----------

Net loss before taxes                                                (1,736,068)
Provision for income taxes                                                  800
                                                                    -----------

Net loss                                                            $(1,736,868)
                                                                    ===========

Basic and diluted net loss per share                                $   (115.10)
                                                                    ===========

Weighted average number of shares outstanding                            15,090


See notes to the Consolidated Financial Statements





Ingen Technologies, Inc.
Consolidated Statement of Stockholders' Deficit
                                                                                               SERIES A
                                                                                               PREFERRED
                                                          SERIES A                               STOCK
                                 PREFERRED STOCK    CONVERTIBLE PREF STOCK     COMMON STOCK   SUBSCRIPTION ACCUMULATED
                               SHARES       AMOUNT     SHARES     AMOUNT    SHARES    AMOUNT   RECEIVABLE    DEFICIT       TOTAL
                             -----------  ---------  ----------  ---------  ------  ----------  ---------  -----------  -----------

Balance at May 31, 2005       36,900,000  $ 369,000   3,000,000  $  30,000   5,366  $1,511,143         --  $(2,525,321) $  (615,088)


Conversion of preferred
  stock                      (36,900,000)  (369,000) 10,300,000    369,000      --          --         --           --           --

Conversion of preferred
  stock to common                     --         --  (7,619,999)  (284,020) 12,700     284,020         --           --           --

Stock issuances for services          --         --   5,454,546    400,000      --          --         --           --      400,000

Preferred stock issued for
  subscription                        --         --   3,000,000    220,000      --          --   (220,000)          --           --

Issuance of stock options             --         --          --         --      --      28,072         --           --       28,072

Stock issued in cashless
  exercise of stock options           --         --          --         --   1,603     129,844         --           --      129,844

Stock sold                            --         --          --         --  29,743   1,661,950         --           --    1,661,950

Net loss for year ended
  May 31, 2006                        --         --          --         --      --          --         --   (1,736,868)  (1,736,868)
                             -----------  ---------  ----------  ---------  ------  ----------  ---------  -----------  -----------

Balance at May 31, 2006               --  $      --  14,134,547  $ 734,980  49,412  $3,615,029  $(220,000) $(4,262,189) $  (132,090)
                             ===========  =========  ==========  =========  ======  ==========  =========  ===========  ===========

See notes to the Consolidated Financial Statements






INGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                    For the year
                                                                       ended
                                                                    May 31, 2006
                                                                    -----------
Cash flow from operating activities
  Net loss                                                          $(1,736,868)
  Depreciation and amortization                                          17,997
  Expenses paid with stock and options                                  157,916
  Increase in accounts payable                                           48,186
  Increase in accrued expenses                                          193,263
  Decrease in litigation reserve                                       (143,500)
                                                                    -----------
Net cash used in operating activities                                (1,463,006)
Cash flow from investing activities
  Purchase of property and equipment                                    (48,583)
                                                                    -----------
Net cash used in investing activities                                   (48,583)
Cash flow from financing activities
  Repayments of notes payable to related party                          (31,976)
  Repayments of notes payable                                           (25,000)
  Proceeds from issuance of stock                                     1,661,950
                                                                    -----------
Net cash provided by financing activities                             1,604,974

Net cash increase (decrease)                                             93,385

Cash at beginning of year                                                17,727
                                                                    -----------

Cash at end of year                                                 $   111,112
                                                                    ===========
Supplemental information

  Cash paid for taxes                                               $       800
                                                                    ===========

Non Cash Activities:
     Exchange of 7,619,999 shares of series
         A preferred stock for common stock                         $   284,020
     Issuance of series A preferred stock
         for accrued compensation                                   $   400,000
     Stock subscription receivable incurred
         for issuance of series A preferred stock                   $   220,000


See notes to the Consolidated Financial Statements

Ingen Technologies, Inc.
Notes to consolidated financial statements
For the year ended May 31, 2006

NOTE 1 - NATURE OF BUSINESS

Ingen Technologies, Inc., (formerly known as Creative Recycling Technologies Inc., the "Company" or "Ingen Technologies"), is a Public Company trading under NASDAQ OTC: IGTG. Ingen Technologies is a growth-oriented technology company that offers a diverse and progressive services and products.

Ingen Technologies, Inc., is a Georgia corporation ("IGTG") and owns 100% of the capital stock of Ingen Technologies, Inc., a Nevada corporation and it has been in business since 1999.

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

On August 21, 2008, Ingen effectuated a reverse stock split at a rate of one share for every six hundred (600) then outstanding. The Series A Preferred stock was not effected by this reverse stock split. The effect of the reverse stock split has been retroactively adjusted for in these financial statements. This reduced the number of common shares outstanding from 29,647,110 to 49,412 as of May 31, 2006.


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

Revenue Recognition: The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. In instances where final acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. No provisions were established for estimated product returns and allowances based on the Company's historical experience. All orders are customized with substantial down payments. Products are released upon receipt of the remaining funds. For our SecureBalance sales, the customer generally makes a down payment in the amount of 50% of the total cost. When the product is ready for delivery and the remaining purchase price is received, the product is shipped and the sale is recognized as revenue. The sale of Secure Balance products include education and training. We schedule this training to coincide with the delivery of the Secure Balance equipment to our customers. For our OxyView units, all payments are made in advance by the customers. Upon our shipment of the units, revenue is recognized.

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

Preferred Stock: The Company has authorized 40,000,000 shares of Series A Preferred Stock. The Series A stock is not entitled to dividends. The Company has the right but not the obligation to redeem each share of Series A stock at a price of $1.00 per share. In the event of voluntary or involuntary liquidation, dissolution, or winding up of the corporation, each share of Series A shall be entitled to receive from the assets of the Company $1.00 per share, which shall be paid or set apart before the payment or distribution of any assets of the corporation to the holders of the Common Stock or any other equity securities of the Company. Each share of Series A shall be entitled to vote on all matters with the holders of the Common Stock. Each share of Series A stock shall be entitled to one vote. The holders of the Series A voting as a class shall be entitled to elect one person to serve on the Company's Board of Directors. The Series A is convertible into one share of fully paid and non-assessable share of Common Stock. The Series A stock shall not be effected by or subject to adjustment following any change to the amount of authorized shares of Common Stock or the amount of Common Stock issued and outstanding caused by any Split or consolidation of the Company's Common Stock.

Income Taxes: Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Research and Development: The Company made expenditures of $21,736 for Research And Development in the fiscal year ended May 31, 2006.

Net Loss Per Share: Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock are anti-dilutive for all periods presented. Potential shares consist of series A preferred stock and stock options. The net loss per share has been retroactively adjusted for a one for six hundred reverse stock split effectuated on August 21, 2008.

New Accounting Standards: In June 2005, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, "Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statement." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effective adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 14, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe this pronouncement will have a material impact in its consolidated financial position, results of operations or cash flows.

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this consolidated statement will have any immediate material impact on the Company.

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

The company incurred a loss of $1,736,868 for the year ended May 31, 2006, and as of that date, had an accumulated deficit of $4,262,189.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

                                                              As of May 31, 2006
                                                              ------------------
Automobile                                                        $   9,500
Furniture & Fixture                                                  27,222
Machinery & Equipment                                                85,152
Leasehold Improvements                                               32,047
                                                                  ---------
                                                                    153,921
Less accumulated depreciation                                       (98,408)
                                                                  ---------

Property and Equipment, net                                       $  55,513
                                                                  =========

NOTE 5 - ACCRUED EXPENSES

Accrued expenses at May 31, 2006:

      Accrued officer's compensation                              $ 112,000
      Accrued interest expense                                       32,782
      Accrued professional fees                                      10,000
      Accrued payroll taxes                                          24,211
      Accrued taxes                                                     800
                                                                  ---------
               Total                                              $ 179,793
                                                                  =========

NOTE 6 - INCOME TAXES

Provision for income tax for the year ended May 31, 2006 consisted of $800 minimum state franchise tax per year.

As of May 31, 2006, the Company has net operating loss carryforwards, approximately, of $3,009,598, to reduce future federal and state taxable income. To the extent not utilized, the carryforwards will begin to expire through 2026. The Company's ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets. A valuation allowance is recorded for the full amount of deferred tax asset of approximately $1,294,127, for the year ended May 31, 2006, respectively, which relates to these loss carryforwards, since future profits are indeterminable.

NOTE 7 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                          FOR YEAR ENDED MAY 31,
                                                                   2006
                                                          ----------------------

Numerator:
  Net Loss                                                      $(1,736,868)
                                                                -----------
Denominator:
  Weighted Average Number of Shares                                  15,090
                                                                -----------

Net loss per share-Basic and Diluted                            $   (115.10)


As the Company incurred a net loss for the year ended May 31, 2006, it has excluded from the calculation of diluted net loss per share approximately 17,234,547 shares related to preferred stock that can be converted to common stock as well as outstanding stock options.

NOTE 8 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. The Company has only one segment; therefore, the detail information is not presented.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company had notes payable to a related party in the amount of $70,826 as of May 31, 2006. The interest rate on the loan is 6% and due upon working capital availability. The related accrued interest is $32,782 as of May 31, 2006.

During the fiscal year ending May 31, 2006, the CEO of the Company received 5,454,546 shares of Series A preferred stock for satisfaction of his accrued compensation of $400,000.

NOTE 10 - LEASE OBLIGATION

The Company leases its corporate office under an unsecured lease agreement which expires in April 1, 2008. As of May 31, 2006, the remaining lease obligation is as follows:

                           Year Ending                Lease
                             May 31,               Obligation
                       --------------------------------------
                              2007                      9,300
                              2008                      7,750
                                                   ----------
                                                   $   17,050
                                                   ==========

The total rent expense for the year ended May 31, 2006 was $9,300.

NOTE 11 - INTANGIBLE ASSETS

The patents were fully impaired as of May 31, 2006.

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

NOTE 14 - PREFERRED STOCKS

On December 7, 2005, the Company had a reverse stock split of 3 to 1 for all issued and outstanding preferred shares and converted all classes of preferred shares into Series A preferred stock. The Company is authorized to issue 40,000,000 shares of no par value Series A preferred stock. As of May 31, 2006, the Company had 14,134,547 shares of preferred stocks Series A issued and outstanding. No dividends shall accrue or be payable on the Series A preferred stocks. The Company has the right to redeem each share of Series A preferred stock for $1; however, there is no obligation for this redemption. Each share of Series A preferred stock is entitled to vote on all matters with holders of the common stock; however, each Series A preferred stock is entitled to 1 vote. Each share of Series A preferred stock is convertible, at the option of the holder and subject to a 65 day written notice to the Company, at any time after the date of the issuance into 1 share of fully paid and non-assessable share of common stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series A preferred stock shall be entitle to be paid $1 per share before any payments or distribution of assets of the Company to the holders of the common stock or any other equity securities of the Company. The accompanying consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

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

NOTE 15 - COMMON STOCK

On October 31, 2005, the Board approved a reverse split to reduce the authorized common shares to 100 million and also approved the reverse split of 40 to 1 outstanding and issued common shares; the split was effective on December 7, 2006. The accompanying consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

On August 21, 2008, Ingen effectuated a reverse stock split at a rate of one share for every six hundred (600) then outstanding. The Series A Preferred stock was not effected by this reverse stock split. The effect of the reverse stock split has been retroactively adjusted for in these financial statements. This reduced the number of common shares outstanding from 29,647,110 to 49,412 as of May 31, 2006.

NOTE 16 - STOCK OPTIONS

The Company has accounted for options granted to nonemployees in accordance with FAS 123. Under FAS 123, the option award is based on the fair market value of the underlying security based on the Black-Scholes Pricing Model, less the option price. From August 6, 2004 through January 18, 2006, the Company granted a total of 3,100,000 options to one nonemployee. The value of these options was calculated to be $225,802. Of this value, $197,730 was expensed in the fiscal year ended May 31, 2005 and $28,072 was expensed in the current fiscal year. The holder of the option utilized a cash-free exercise of the options on February 16, 2006 and the Company recorded additional expense in the amount of $129,844 in the current fiscal year. The following tables summarize the calculations for stock option issuances in the current fiscal year:

                                                       For the year ended
                                                          May 31, 2006
Expected volatility                                           252%
Risk free interest rate                                      4.52%
Expected option life                                        5 years
Dividend yield                                                 0%
Fair value of options granted                               $28,072



Stock option activity during the year ended May 31, 2006:

                                                          Weighted
                                                           Average
                                             Weighted     Remaining
                                              Average    Contractual   Aggregate
                                             Exercise        Term      Intrinsic
                                 Shares        Price      (in years)     Value
                               ----------    ----------   ---------    ---------
Outstanding at May 31, 2005     3,000,000    $    0.046        3.18            0
Granted                           100,000         0.25         4.22            0
Exercised                      (3,100,000)          --
Cancelled                              --           --
                               ----------    ----------
Outstanding at May 31, 2006             0           --
                               ==========    ==========

Fair market value at December 31, 2006 was $.07 per share, resulting in negative intrinsic value for all options.

NOTE 17 - RESTATEMENT

Subsequent to the issuance the financial statements, management discovered an error related to the equity accounts, stock options and asset purchases. The Company has now made the corrections and has reissued its financial statements for the year ended May 31, 2006.

Accordingly, the consolidated balance sheet, consolidated statement of operations, consolidated statement of stockholders' deficit, and consolidated statement of cash flows have been revised as follows:

INGEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
MAY 31, 2006
                                                Restated       Original
                                               Balance as     Balance as
                                               of May 31,      of May 31,       Effect
                                                  2006           2006         of Changes
                                               -----------    -----------    -----------
ASSETS
Current assets
  Cash                                         $   111,112    $   111,112    $        --
                                               -----------    -----------    -----------

  Total current assets                             111,112        111,112             --

Property and equipment, net of accumulated
  depreciation of $98,408.                          55,513         31,638         23,875    (1)
                                               -----------    -----------    -----------

TOTAL ASSETS                                   $   166,625    $   142,750    $    23,875
                                               ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable                             $    48,186    $    48,186    $        --
  Accrued expenses                                 179,793        179,793             --
  Officers' loans                                   70,826             --         70,826    (2)
                                               -----------    -----------    -----------

  Total current liabilities                        298,805        227,979         70,826

Long-term liabilities
  Officers' loans                                       --         70,826        (70,826)   (3)
                                               -----------    -----------    -----------

  Total long-term liabilities                           --         70,826        (70,826)

Stockholders' deficit
  Preferred stock, Series A, no par value,
    preferred liquidation value of $1.00 per
    share, 40,000,000 shares authorized and
    14,134,547 issued and outstanding as of
    May 31, 2006, total liquidation
    preference of $14,134,547                      734,980        734,980             --
  Common stock, no par value, authorized
    100,000,000 shares, 49,412
    issued and outstanding as of
    May 31, 2006                                 3,615,029      7,497,183     (3,882,154)   (4)
  Series A preferred stock subscription           (220,000)      (220,000)            --
  Accumulated deficit                           (4,262,189)    (8,168,218)     3,906,029    (5)
                                               -----------    -----------    -----------

Total stockholders' deficit                       (132,180)      (156,055)        23,875

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $   166,625    $   142,750    $    23,875
                                               ===========    ===========    ===========

See Note A





INGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED MAY 31, 2006                                                      Effect
                                                   Restated         Original       of Changes
                                                -------------    -------------    -------------
Sales                                           $     846,783    $     846,783    $          --
Cost of sales                                         301,118          301,118               --
                                                -------------    -------------    -------------
Gross Profit                                          545,665          545,665               --
Selling, general and administrative expenses        2,277,881        2,143,840          134,041    (6)
                                                -------------    -------------    -------------
Operating loss                                     (1,732,216)      (1,598,175)        (134,041)
Other (expenses)
  Interest expense                                     (3,852)          (3,852)              --
                                                -------------    -------------    -------------

Net loss before taxes                              (1,736,068)      (1,602,027)        (134,041)
Provision for income taxes                                800              800               --
                                                -------------    -------------    -------------

Net loss                                        $  (1,736,868)   $  (1,602,827)   $    (134,041)
                                                =============    =============    =============

Basic and diluted net loss per share            $     (115.10)   $        0.01    $     (115.11)   (7)
                                                =============    =============    =============

Weighted average number of shares outstanding          15,090      208,100,842                     (7)


See Note A







INGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


                                                                           PREFERRED STOCK
                                             ----------------------------------------------------------------------------
                                                         SHARES                         AMOUNT
                                             ----------------------------    ----------------------------       EFFECT
                                                RESTATED       ORIGINAL        RESTATED        ORIGINAL       OF CHANGES
                                             ------------    ------------    ------------    ------------    ------------

Balance at May 31, 2005                        36,900,000      36,900,000    $    369,000    $    369,000    $         --

Conversion of preferred stock                 (36,900,000)    (36,900,000)       (369,000)       (369,000)             --
Conversion of preferred stock to common                --              --              --              --              --
Stock issuances for services                           --              --              --              --              --
Preferred stock issued for subscription                --              --              --              --              --
Issuance of stock options                              --              --              --              --              --
Stock issued in cashless
  exercise of stock options                            --              --              --              --              --
Stock sold                                             --              --              --              --              --
Net loss for year ended May 31, 2006                   --              --              --              --              --
                                             ------------    ------------    ------------    ------------    ------------

Balance at May 31, 2006                                --              --    $         --    $         --    $         --
                                             ============    ============    ============    ============    ============

See Note A





INGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                                               SERIES A
                                                                        CONVERTIBLE PREF STOCK
                                             ----------------------------------------------------------------------------
                                                         SHARES                         AMOUNT
                                             ----------------------------    ----------------------------       EFFECT
                                                RESTATED       ORIGINAL        RESTATED        ORIGINAL       OF CHANGES
                                             ------------    ------------    ------------    ------------    ------------

Balance at May 31, 2005                         1,000,000       1,000,000    $     30,000    $     30,000    $         --

Conversion of preferred stock                  12,300,000      12,300,000         369,000         369,000              --
Conversion of preferred stock to common        (7,619,999)     (7,619,999)       (284,020)       (284,020)             --
Stock issuances for services                    5,454,546       5,454,546         400,000         400,000              --
Preferred stock issued for subscription         3,000,000       3,000,000         220,000         220,000              --
Issuance of stock options                              --              --              --              --              --
Stock issued in cashless
  exercise of stock options                            --              --              --              --              --
Stock sold                                             --              --              --              --              --
Net loss for year ended May 31, 2006                   --              --              --              --              --
                                             ------------    ------------    ------------    ------------    ------------

Balance at May 31, 2006                        14,134,547      14,134,547    $    734,980    $    734,980    $         --
                                             ============    ============    ============    ============    ============

See Note A





INGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                            COMMON STOCK
                                             ----------------------------------------------------------------------------
                                                         SHARES                         AMOUNT
                                             ----------------------------    ----------------------------       EFFECT
                                                RESTATED       ORIGINAL        RESTATED        ORIGINAL       OF CHANGES
                                             ------------    ------------    ------------    ------------    ------------

Balance at May 31, 2005                             5,366           5,304    $  1,511,143    $  5,551,213    $ (4,040,070)    (8)

Conversion of preferred stock                          --              --              --              --              --
Conversion of preferred stock to common            12,700          12,700         284,020         284,020              --
Stock issuances for services
Preferred stock issued for subscription
Issuance of stock options                              --              --          28,072              --          28,072     (9)
Stock issued in cashless
  exercise of stock options                         1,603              --         129,844              --         129,844    (10)
Stock sold                                         29,743          31,346       1,661,950       1,661,950               0
Net loss for year ended May 31, 2006                   --              --              --              --              --
                                             ------------    ------------    ------------    ------------    ------------

Balance at May 31, 2006                            49,412          49,350    $  3,615,029    $  7,497,183    $ (3,882,154)
                                             ============    ============    ============    ============    ============

See Note A





INGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                       SERIES A
                                                    PREFERRED STOCK
                                                     SUBSCRIPTION                    ACCUMULATED
                                                      RECEIVABLE                       DEFICIT
                                             ----------------------------    ----------------------------       EFFECT
                                                RESTATED       ORIGINAL        RESTATED        ORIGINAL       OF CHANGES
                                             ------------    ------------    ------------    ------------    ------------


Balance at May 31, 2004                      $         --    $         --    $ (2,020,336)   $ (6,258,136)   $  4,237,800    (11)

Issuance of stock for services                         --              --              --              --              --
Issuance of stock for cash                             --              --              --              --              --
Issuance of stock options                              --              --              --              --              --
Net loss for year ended May 31, 2005                   --              --        (504,985)       (307,255)       (197,730)   (12)
                                             ------------    ------------    ------------    ------------    ------------

Balance at May 31, 2005                      $         --    $         --    $ (2,525,321)   $ (6,565,391)   $  4,040,070

Adjustment for 40 to 1 reverse stock split
  effective on December 7, 2005                        --              --              --              --              --
Conversion of preferred stock                          --              --              --              --              --
Conversion of preferred stock to common                --              --              --              --              --
Stock issuances for services                           --              --              --              --              --
Preferred stock issued for subscription          (220,000)       (220,000)             --              --              --
Issuance of stock options                              --              --              --              --              --
Stock issued in cashless
  exercise of stock options                            --              --              --              --              --
Stock sold                                             --              --              --              --              --
Net loss for year ended May 31, 2006                   --              --      (1,736,868)     (1,602,827)       (134,041)   (13)
                                             ------------    ------------    ------------    ------------    ------------

Balance at May 31, 2006                      $   (220,000)   $   (220,000)   $ (4,262,189)   $ (8,168,218)   $  3,906,029
                                             ============    ============    ============    ============    ============

See Note A





INGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                                        TOTAL
                                             --------------------------      EFFECT
                                               RESTATED       ORIGINAL     OF CHANGES
                                             -----------    -----------    -----------

Balance at May 31, 2004                      $  (850,923)   $  (850,923)   $        --

Issuance of stock for services                   399,000        399,000             --
Issuance of stock for cash                       144,000        144,000             --
Issuance of stock options                        197,730             --        197,730    14)
Net loss for year ended May 31, 2005            (504,985)      (307,255)      (197,730)   15)
                                             -----------    -----------    -----------

Balance at May 31, 2005                      $  (615,178)   $  (615,178)   $        --
Adjustment for 40 to 1 reverse stock split
  effective on December 7, 2005                       --             --
Conversion of preferred stock                         --             --
Conversion of preferred stock to common               --             --             --
Stock issuances for services                     400,000        400,000             --
Preferred stock issued for subscription               --             --             --
Issuance of stock options                         28,072             --         28,072    16)
Stock issued in cashless
  exercise of stock options                      129,844             --        129,844    17)
Stock sold                                     1,661,950      1,661,950             --
Net loss for year ended May 31, 2006          (1,736,868)    (1,602,827)      (134,041)   18)
                                             -----------    -----------    -----------

Balance at May 31, 2006                      $  (132,180)   $  (156,055)   $    23,875
                                             ===========    ===========    ===========

See Note A





INGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                         For the year
                                                            ended
                                                         May 31, 2006
                                                  --------------------------      Effect
                                                   Restated       Original      of Changes
                                                  -----------    -----------    -----------
Cash flow from operating activities
  Net loss                                        $(1,736,868)   $(1,602,827)   $  (134,041)   (19)
  Depreciation and amortization                        17,997         17,997             --
  Expenses paid with stock and options                157,916             --        157,916    (20)
  Increase in accounts payable                         48,186         48,186             --
  Increase in accrued expenses                        193,263        193,263             --
  Decrease in litigation reserve                     (143,500)      (143,500)            --
                                                  -----------    -----------    -----------
Net cash used in operating activities              (1,463,006)    (1,486,881)        23,875
Cash flow from investing activities
  Purchase of property and equipment                  (48,583)       (24,708)       (23,875)   (21)
                                                  -----------    -----------    -----------
Net cash used in investing activities                 (48,583)       (24,708)       (23,875)
Cash flow from financing activities
  Repayments of notes payable to related party        (31,976)       (31,976)            --
  Repayments of notes payable                         (25,000)       (25,000)            --
  Proceeds from issuance of stock                   1,661,950      1,661,950             --
                                                  -----------    -----------    -----------
Net cash provided by financing activities           1,604,974      1,604,974             --
Net cash increase (decrease)                           93,385         93,385             --
Cash at beginning of year                              17,727         17,727             --
                                                  -----------    -----------    -----------

Cash at end of year                               $   111,112    $   111,112    $        --
                                                  ===========    ===========    ===========

Supplemental information
  Cash paid for taxes                             $       800    $       800    $        --
                                                  ===========    ===========    ===========
Non Cash Activities:
     Exchange of 7,619,999 shares of series A
       preferred stock for common stock           $   284,020    $   284,020    $        --
     Issuance of series A preferred stock for
       accrued compensation                       $   400,000    $   400,000    $        --
     Stock subscription receivable incurred
       for issuance of series A preferred stock   $   220,000    $   220,000    $        --

See Note A


NOTE A

(1) This adjustment for $23,875 was the result of the Company erroneously charging off to expense a capital purchase. The effect of the correction of this error resulted in an increase of fixed assets and total assets in the amount of $23,875.

(2) The Company erroneously classified the loans from an officer as long-term debt on its balance sheet as of May 31, 2006. This has been reclassified as a short-term liability.

(3) The Company erroneously classified the loans from an officer as long-term debt on its balance sheet as of May 31, 2006. This has been reclassified as a short-term liability.

(4) This change has three components. First, after the acquisition of Ingen Technologies (the private Nevada company) the ending common stock balance was originally $7,760. This amount was based on an estimate, as the financial statements of the private company were not yet audited. After the audit, this figure was adjusted to $705,905. This caused an increase in the common stock balance in the amount of $698,145. The second adjustment related to shares issued in the fiscal year ended May 31, 2004. These shares were originally booked at a valuation of $5,399,363. This valuation was later adjusted to reflect the fair market value of the shares on the dates of issuance. The revised value of these shares was $661,148. This caused a decrease in the common stock account in the amount of $4,738,215. The third component of this change was the value of the stock options expensed in the fiscal year ended May 31, 2006. This value was $157,916. The net effect of these three adjustments resulted in a decrease in the common stock balance of $3,882,154. The total difference is summarized as follows:

             Adjustment due to acquisition of
               Ingen (NV)                           $  698,145   (a)
             Adjustment of value of shares issued
               in the fiscal year ended 5/31/04     (4,738,215)  (b)
             Value of options expensed in
               May 31, 2006                            157,916   (c)
                                                    ----------
             Total adjustment                       $3,882,154
                                                    ==========

(5) This balance was adjusted as the result of several reasons. First, the accumulated deficit as of May 31, 2003 was reduced from $(539,235) to $(1,069,235) as a result of the correction of the balance from the audit of Ingen Technologies, Inc. (the private Nevada company). The original balance was based on an unaudited number and it was adjusted by $530,000. Second, an erroneous cash-to-accrual adjustment in the amount of $4,767,800 that was booked in the fiscal year ended May 31, 2004 has been eliminated. The net effect of these two adjustments increased the accumulated deficit by $4,237,870 as of May 31, 2004. This account has been further adjusted by the increase of the loss for May 31, 2005. The loss was increased from $(307,255) to $(504,985) as the result of an additional expense of $197,730 that was booked to deduct the value of stock option issued to a consultant. Lastly, there were two audit adjustments reflected in the restated financial statements for the fiscal year ended May 31, 2006. These were: i) An additional expense in the amount of $157,916 that was booked to deduct the value of stock option issued to a consultant, and ii) The decrease of an expense in the amount of $23,875 that represented a capital purchase that was originally expensed in May 31, 2006. The total change is summarized as follows:

             Correction of 5/31/03 balance based on
                audit of Ingen NV                             $  (530,000)  (a)
             Reversal of cash-to-accrual adjustment
                originally booked in 5/31/04                    4,767,800   (b)
             Additional expense in 5/31/05 to book
                options issued to a consultant                   (197,730)  (c)
             Additional expense in 5/31/06 to book
                options issued to a consultant                   (157,916)  (d)
             Reduction in expense in 5/31/06 due to
                capitalizing an asset previously expensed          23,875   (e)
                                                              -----------
             Total change to accumulated deficit
                 as of 5/31/06                                $ 3,906,029
                                                              ===========

(6) The selling, general and administrative expenses for the fiscal year ended May 31, 2006 increased as a result of (d) and (e) in explanation 5 above. The increase is summarized as follows:

             Additional expense in 5/31/06 to book
                options issued to a consultant                    157,916
             Reduction in expense in 5/31/06 due to
                capitalizing an asset previously expensed         (23,875)
                                                              -----------
             Increase in S,G&A expense                        $   134,041
                                                              ===========

(7) The net loss per share has been adjusted to account for the reverse stock split at a rate of one for 600. This reverse stock split was effective on August 27, 2008. The original net loss per share was erroneously stated as net income per share of $0.01.

(8)  This adjustment is the net effect of (a) and (b) from (4) above.

             Adjustment due to acquisition of
               Ingen (NV)                           $   698,145    (a)
             Adjustment of value of shares issued
               in the fiscal year ended 5/31/04      (4,738,215)   (b)
                                                    -----------
             Change in Common Stock balance
                As of May 31, 2005                  $(4,040,070)
                                                    ===========

(9) The adjustment described as (d) in (5) above has two components. The first amount of $28,072 is the value of the options issued to the consultant.

(10) The second component of (d) in (5) above is the value of the stock issued as a result of the cashless exercise option feature. This was valued at $129,844.

(11) This change is the result of (a) and (b) in (5) above. The net amount is summarized as:

             Correction of 5/31/03 balance based on
                audit of Ingen NV                                   $  (530,000)
             Reversal of cash-to-accrual adjustment
                originally booked in 5/31/04                          4,767,800
                                                                    -----------
             Net change in Accumulated Deficit
                Balance as of May 31, 2004                          $ 4,237,800
                                                                    ===========

(12) The loss for the fiscal year ended May 31, 2005 was increased from $(307,255) to $(504,985) as the result of an additional expense of $197,730 that was booked to deduct the value of stock option issued to a consultant.

(13) The net loss for the fiscal year ended May 31, 2006 increased by $134,041. This was a result of an increase in selling, general and administrative expenses of $134,041 as described in (6) above.

(14) The value of the stock options expensed in May 31, 2005 increased the common stock balance by $197,730.

(15) See (12) above.

(16) See (9) above.

(17) See (10) above.

(18) See (13) above.

(19) See (13) above.

(20) This is the total of (9) and (10) above.

(21) See (e) in (5) above.


INGEN TECHNOLOGIES, INC.
INTERIM FINANCIAL STATEMENTS
AUGUST 31, 2006

CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                   UNAUDITED BALANCE ON AUGUST 31, 2006

                                                                                 Effect of
                                                  Restated        Original         Change
                                                ------------    ------------    ------------

Current Assets
  Cash                                          $    824,575    $    824,575    $         --
                                                ------------    ------------    ------------
Total Current Assets                                 824,575         824,575              --
                                                ------------    ------------    ------------
Property and equipment
  net of accumulated depreciation of $102,984         85,327          61,542          23,875    (1)
Debt issue costs, net of accumulated
  amortization of $16,400                            291,800         291,800              --
                                                ------------    ------------    ------------

Total Other Assets                                   291,800         291,800              --
                                                ------------    ------------    ------------

TOTAL ASSETS                                    $  1,201,702    $  1,177,917    $     23,875
                                                ============    ============    ============
Current Liabilities
  Accounts payable                              $     48,186    $     48,186              --
  Accrued expenses                                   177,655         177,655              --
  Officer's loans                                      6,886           6,886              --
                                                ------------    ------------    ------------
Total Current Liabilities                            232,727         232,727              --
                                                ------------    ------------    ------------
Long-term liabilities
  Convertible notes payable, net of
    unamortized discount of $1,366,929                 7,290           7,290              --
  Derivative liabilities                           3,860,069       3,860,069              --
                                                ------------    ------------    ------------
Total Long-term Liabilities                        3,867,359       3,867,359              --
                                                ------------    ------------    ------------
Stockholders' Deficit
  Preferred stock Series A, no par value,
    $1.00 per share liquidation preference,
    40,000,000 shares authorized 14,134,547
    issued and outstanding as of August 31,
    2006, total liquidation preference
    of $14,134,547                                   734,980         734,980              --
  Common stock, no par value,
    authorized 100,000,000 shares;
    issued and outstanding 29,709,610
    as of August 31, 2006                          3,614,939       7,497,183      (3,882,154)   (2)
Series A preferred stock subscription               (220,000)       (220,000)             --
Accumulated Deficit                               (7,028,303)    (10,934,332)      3,906,029    (3)
                                                ------------    ------------    ------------

Total Stockholders' Deficit                       (2,898,384)     (2,922,169)         23,875
                                                ------------    ------------    ------------

Total Liabilities and Stockholders' Deficit     $  1,201,702    $  1,177,917    $     23,875
                                                ============    ============    ============





(1) This adjustment for $23,875 was the result of the Company erroneously charging off to expense a capital purchase. The effect of the correction of this error resulted in an increase of fixed assets and total assets in the amount of $23,875.

(2)  The Company has restated its financial statements for the fiscal year ended
     May 31, 2006. This restatement resulted in a change in the balance in the common stock account in the amount of $3,882,154. This change has three components. First, after the acquisition of Ingen Technologies (the private
     Nevada company) the ending common stock balance was originally $7,760. This amount was based on an estimate, as the financial statements of the private company were not yet audited. After the audit, this figure was adjusted to $705,905. This caused an increase in the common stock balance in the amount of $698,145 that was reflected on the restated audited financial statements as of May 31, 2006. The second adjustment related to shares issued in the fiscal year ended May 31, 2004. These shares were originally booked at a valuation of $5,399,363. This valuation was later adjusted to reflect the fair market value of the shares on the dates of issuance. The revised value of these shares was $661,148. This caused a decrease in the common stock account in the amount of $4,738,215. The third component of this change was the value of the stock options expensed in the fiscal year ended May 31, 2006. This value was $157,916. The net effect of these three adjustments resulted in a decrease in the common stock balance of $3,882,154. This net adjustment is reflected on the restated audited financial statements for the fiscal year ended May 31, 2006. The total difference is summarized as follows:

          Adjustment due to acquisition of
            Ingen (NV)                                              $   698,145
          Adjustment of value of shares issued
            in the fiscal year ended 5/31/04                         (4,738,215)
          Value of options expensed in
            May 31, 2006                                                157,916
                                                                    -----------

          Total adjustment                                          $ 3,882,154
                                                                    ===========

(3) The beginning balance of the accumulated deficit was adjusted in the restated financial statements for the fiscal year ended May 31, 2006. This beginning balance was adjusted as the result of several reasons. First, the accumulated deficit as of May 31, 2003 was reduced from $(539,235) to $(1,069,235) as a result of the correction of the balance from the audit of Ingen Technologies, Inc. (the private Nevada company). The original balance was based on an unaudited number and it was adjusted by $530,000. Second, an erroneous cash-to-accrual adjustment in the amount of $4,767,800 that was booked in the fiscal year ended May 31, 2004 has been eliminated. The net effect of these two adjustments increased the accumulated deficit by $4,237,870 as of May 31, 2004. This account has been further adjusted by the increase of the loss for May 31, 2005. The loss was increased from $(307,255) to $(504,985) as the result of an additional expense of $197,730 that was booked to deduct the value of stock option issued to a consultant.
     Lastly, there were two audit adjustments reflected in the restated financial statements for the fiscal year ended May 31, 2006. These were: i)
     An additional expense in the amount of $157,916 that was booked to deduct the value of stock option issued to a consultant, and ii) The decrease of an expense in the amount of $23,875 that represented a capital purchase that was originally expensed in May 31, 2006. The total change is summarized as follows:

          Correction of 5/31/03 balance based on
             audit of Ingen NV                                $  (530,000)   (a)
          Reversal of cash-to-accrual adjustment
             originally booked in 5/31/04                       4,767,800    (b)
          Additional expense in 5/31/05 to book
             options issued to a consultant                      (197,730)   (c)
          Additional expense in 5/31/06 to book
             options issued to a consultant                      (157,916)   (d)
          Reduction in expense in 5/31/06 due to
             capitalizing an asset previously expensed             23,875    (e)
                                                              -----------
          Total change to accumulated deficit
              as of 8/31/06                                   $ 3,906,029
                                                              ===========





INGEN TECHONOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                               THREE MONTHS ENDED AUGUST 31, 2006          THREE MONTHS ENDED AUGUST 31, 2005

                                                                            Effect of                                   Effect of
                                              Restated        Original       Change       Restated        Original       Change
                                            ------------    ------------    ---------   ------------    ------------    ---------

Sales                                       $    189,158    $    189,158    $      --   $    532,872    $    532,872    $      --
Cost of Sales                                    115,547         115,547           --         85,046          85,046           --
                                            ------------    ------------    ---------   ------------    ------------    ---------
Gross Profit                                      73,611          73,611           --        447,826         447,826           --
General and administrative expenses              329,104         329,104           --        559,246         559,246           --
                                            ------------    ------------    ---------   ------------    ------------    ---------
Operating loss                                  (255,493)       (255,493)          --       (111,420)       (111,420)          --

Interest expense                              (3,540,915)     (3,540,915)          --         (1,542)         (1,542)          --
Change in derivative liabilities               1,031,094       1,031,094           --             --              --           --
                                            ------------    ------------    ---------   ------------    ------------    ---------
Loss before provision for income taxes        (2,765,314)     (2,765,314)          --       (112,962)       (112,962)          --
Provision for income taxes                           800             800           --            800             800           --
                                            ------------    ------------    ---------   ------------    ------------    ---------
Net loss                                    $ (2,766,114)   $ (2,766,114)   $      --   $   (113,762)   $   (113,762)   $      --
                                            ============    ============    =========   ============    ============    =========

Basic net loss per weighted share           $      (0.09)   $      (0.12)   $    0.03   $      (0.05)   $      (0.05)   $      --
                                            ============    ============    =========   ============    ============    =========

Basic weighted average shares outstanding     29,647,110      22,207,208    7,439,902      2,205,309       2,205,309           --





INGEN TECHNOLOGIES, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      THREE MONTHS ENDED AUGUST 31, 2006      THREE MONTHS ENDED AUGUST 31, 2005

                                                                                  Effect of                               Effect of
                                                      Restated        Original     Change     Restated        Original      Change
                                                     -----------    -----------    -------   -----------    -----------    -------
CASH FLOWS FROM OPERATIONS:

  Net loss                                            (2,766,114)    (2,766,114)        --      (113,762)      (113,762)        --
  Adjustments to Reconcile Net loss to
    Net Cash Used in Operations:
    Depreciation and Amortization                         20,976         20,976         --         2,965          2,965         --
    (Increase) Decrease in:
      Accounts receivable                                     --             --         --       (38,565)       (38,565)        --
      Change in derivative liabilities                (1,031,094)    (1,031,094)        --            --             --         --
      Noncash interest expense and financing costs     3,523,454      3,523,454         --            --             --         --
    Increase (Decrease) in:
      Accounts payable                                        --             --         --         8,241          8,241         --
      Accrued expenses                                    (2,138)        (2,138)        --            --             --         --
      Litigation reserve                                      --             --         --      (143,500)      (143,500)        --
                                                     -----------    -----------    -------   -----------    -----------    -------

NET CASH USED IN OPERATING ACTIVITIES                   (254,916)      (254,916)        --      (284,621)      (284,621)        --

CASH FLOW FROM INVESTING ACTIVITIES
  Additions to fixed assets                              (34,480)       (34,480)        --       (23,174)       (23,174)        --
                                                     -----------    -----------    -------   -----------    -----------    -------

NET CASH USED IN INVESTING ACTIVITIES                    (34,480)       (34,480)        --       (23,174)       (23,174)        --

CASH FLOW FROM FINANCING ACTIVITIES
  Net repayments on officer's loan                       (63,941)       (63,941)        --       (60,000)       (60,000)        --
  Repayments on notes payable                                 --             --         --       (25,000)       (25,000)        --
  Proceeds from issuance of common stock                      --             --         --       779,500        779,500         --
  Proceeds from issuance of convertible debt           1,066,800      1,066,800         --            --             --         --
                                                     -----------    -----------    -------   -----------    -----------    -------
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES         1,002,859      1,002,859         --       694,500        694,500         --
                                                     -----------    -----------    -------   -----------    -----------    -------

NET INCREASE (DECREASE) IN CASH                          713,463        713,463         --       386,705        386,705         --

Cash balance at Beginning of Period                      111,112        111,112         --        17,727         17,727         --
                                                     -----------    -----------    -------   -----------    -----------    -------

CASH BALANCE AT END OF PERIOD                        $   824,575    $   824,575    $    --   $   404,432    $   404,432    $    --
                                                     ===========    ===========    =======   ===========    ===========    =======
Supplemental Disclosures of Cash Flow information:
  Interest paid                                      $        --    $        --    $    --   $        --    $        --    $    --
  Taxes paid                                         $        --    $        --    $    --   $        --    $        --    $    --
Noncash Financing Activities
  Issuance of warrants in connection with
    convertible debt                                 $ 1,987,478    $ 1,987,478    $    --   $        --    $        --    $    --
  Recorded a beneficial conversion feature           $ 2,903,777    $ 2,903,777    $    --   $        --    $        --    $    --
  Stock subscription receivable                      $   220,000    $   220,000    $    --   $        --    $        --    $    --





INGEN TECHNOLOGIES, INC.
INTERIM FINANCIAL STATEMENTS
NOVEMBER 30, 2006

CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                   UNAUDITED BALANCE ON NOVEMBER 30, 2006

                                                                                 Effect of
                                                  Restated        Original         Change
                                                ------------    ------------    ------------

Current Assets
  Cash                                          $    240,984    $    240,984    $         --
  Accounts receivable                                 58,265          58,265              --
  Prepaid expenses                                     9,699           9,699              --
                                                ------------    ------------    ------------
Total Current Assets                                 308,948         308,948              --
                                                ------------    ------------    ------------
Property and equipment
  net of accumulated depreciation of $109,666        106,310         106,310              --
Debt issue costs, net of accumulated
  amortization of $35,366                            272,834         272,834
Other assets                                          67,345          67,345              --
                                                ------------    ------------    ------------
Total Other Assets                                   340,179         340,179              --
                                                ------------    ------------    ------------

TOTAL ASSETS                                    $    755,437    $    755,437    $         --
                                                ============    ============    ============
Current Liabilities
  Accounts payable                              $     54,801    $     54,801    $         --
  Accrued expenses                                   177,657         177,657              --
  Officer's loans                                      2,621           2,621              --
                                                ------------    ------------    ------------
Total Current Liabilities                            235,079         235,079              --
                                                ------------    ------------    ------------
Long-term liabilities
  Convertible notes payable, net of
    unamortized discount of $1,228,623               146,377         146,377              --
  Derivative liabilities                           3,577,036       3,577,036              --
                                                ------------    ------------    ------------

Total Long-term Liabilities                        3,723,413       3,723,413              --
                                                ------------    ------------    ------------
Stockholders' Deficit
  Preferred stock Series A, no par value,
    $1.00 per share liquidation preference,
    40,000,000 shares authorized 14,134,547
    issued and outstanding as of November
    30, 2006, total liquidation preference
    of $14,134,547                                   734,980         734,980              --
  Common stock, no par value, authorized
    100,000,000 shares; issued and
    outstanding 31,609,610 as of
    November 30, 2006                              3,635,029       7,872,829      (4,237,800)   (4)

Series A preferred stock subscription               (220,000)       (220,000)             --
Accumulated Deficit                               (7,353,064)    (11,590,864)      4,237,800    (5)
                                                ------------    ------------    ------------

Total Stockholders' Deficit                       (3,203,055)     (3,203,055)             --
                                                ------------    ------------    ------------

Total Liabilities and Stockholders' Deficit     $    755,437    $    755,437    $         --
                                                ============    ============    ============





(4) The beginning balance in the common stock account has been reduced by the $3,882,154 in (2) above and has been further reduced by the effect of the options issued to a consultant described in (3) above. The total difference is summarized as follows:

             Adjustment due to acquisition of
               Ingen (NV)                                           $   698,145
             Adjustment of value of shares issued
               in the fiscal year ended 5/31/04                      (4,580,299)
             Additional expense in 5/31/05 to book
                options issued to a consultant                         (197,730)
             Additional expense in 5/31/06 to book
                options issued to a consultant                         (157,916)
                                                                    -----------
             Total change to common stock
                as of 11/30/06                                      $(4,237,800)
                                                                    ===========

(5) The beginning balance of the accumulated deficit was adjusted in the restated financial statements for the fiscal year ended May 31, 2006. These are detailed in (3) above. In the analysis in (3) above, adjustments (c),
     (d) and (e) were posted as prior period adjustments in the original balance of the accumulated deficit account as of 11/30/06. The difference in the accumulated balance as of 11/30/06 from the originally reported balance compared to the restated balance is summarized as follows (these adjustments are more fully described in (3) above:

             Correction of 5/31/03 balance based on
                audit of Ingen NV                                   $  (530,000)
             Reversal of cash-to-accrual adjustment
                originally booked in 5/31/04                          4,767,800
                                                                    -----------
             Total change to accumulated deficit
                 as of 11/30/06                                     $ 4,237,800
                                                                    ===========





INGEN TECHONOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                              THREE MONTHS ENDED NOVEMBER 30, 2006        THREE MONTHS ENDED NOVEMBER 30, 2005

                                                                            Effect of                                   Effect of
                                              Restated        Original        Change     Restated        Original        Change
                                            ------------    ------------    ---------   ------------    ------------    ---------
Sales                                       $    134,473    $    134,473    $      --   $    234,212    $    234,212    $      --
Cost of Sales                                     66,641          66,641           --        109,012         109,012           --
                                            ------------    ------------    ---------   ------------    ------------    ---------
Gross Profit                                      67,832          67,832           --        125,200         125,200           --
General and administrative expenses              517,158         517,158           --        473,061         473,061           --
                                            ------------    ------------    ---------   ------------    ------------    ---------
Operating loss                                  (449,326)       (449,326)          --       (347,861)       (347,861)          --
Interest expense                                (158,053)       (158,053)          --           (642)           (642)          --
Change in derivative liabilities                 283,033         283,033           --             --              --           --
                                            ------------    ------------    ---------   ------------    ------------    ---------
Loss before provision for income taxes          (324,346)       (324,346)          --       (348,503)       (348,503)          --
Provision for income taxes                           415             415           --             --              --           --
                                            ------------    ------------    ---------   ------------    ------------    ---------

Net loss                                    $   (324,761)   $   (324,761)   $      --   $   (348,503)   $   (348,503)   $      --
                                            ============    ============    =========   ============    ============    =========

Basic net loss per weighted share           $      (0.01)   $      (0.01)   $      --   $      (0.03)   $      (0.03)   $      --
                                            ============    ============    =========   ============    ============    =========

Basic weighted average shares outstanding     29,684,610      29,684,610           --     11,330,071      11,330,071           --






INGEN TECHONOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 SIX MONTHS ENDED NOVEMBER 30, 2006      SIX MONTHS ENDED NOVEMBER 30, 2005

                                                                            Effect of                               Effect of
                                                 Restated       Original     Change     Restated      Original       Change
                                               ------------   ------------   -------   -----------  -----------   -----------

Sales                                          $    323,631   $    323,631   $    --   $   767,084  $   767,084   $        --
Cost of Sales                                       182,188        182,188        --       194,059      194,059            --
                                               ------------   ------------   -------   -----------  -----------   -----------
Gross Profit                                        141,443        141,443        --       573,025      573,025            --
General and administrative expenses                 846,262        846,262        --     1,032,307    1,032,307            --
                                               ------------   ------------   -------   -----------  -----------   -----------
Operating loss                                     (704,819)      (704,819)       --      (459,282)    (459,282)           --
Interest expense                                 (3,698,968)    (3,698,968)       --        (2,184)      (2,184)           --
Change in derivative liabilities                  1,314,127      1,314,127        --            --           --            --
                                               ------------   ------------   -------   -----------  -----------   -----------
Loss before provision for income taxes           (3,089,660)    (3,089,660)       --      (461,466)    (461,466)           --
Provision for income taxes                            1,215          1,215        --           800          800            --
                                               ------------   ------------   -------   -----------  -----------   -----------

Net loss                                       $ (3,090,875)  $ (3,090,875)  $    --   $  (462,266) $  (462,266)  $        --
                                               ============   ============   =======   ===========  ===========   ===========

Basic net loss per weighted share              $      (0.10)  $      (0.10)  $    --   $     (0.05) $     (0.05)  $        --
                                               ============   ============   =======   ===========  ===========   ===========

Basic weighted average shares outstanding        29,744,904     29,744,904        --     9,433,084    9,433,084            --





INGEN TECHNOLOGIES, INC AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 SIX MONTHS ENDED NOVEMBER 30, 2006      SIX MONTHS ENDED NOVEMBER 30, 2005

                                                                            Effect of                               Effect of
                                                 Restated       Original     Change     Restated      Original       Change
                                               ------------   ------------   -------   -----------  -----------   -----------

CASH FLOWS FROM OPERATIONS:
  Net loss                                       (3,090,875)    (3,090,875)       --      (462,266)    (462,266)           --
  Adjustments to Reconcile Net loss to
  Net Cash Used in Operations:
    Depreciation and Amortization                    46,624         46,624        --         7,464        7,464            --
    (Increase) Decrease in:
      Change in derivative liabilities           (1,314,127)    (1,314,127)       --            --           --            --
      Noncash interest expense and financing
        costs                                     3,697,905      3,697,905        --            --           --            --
    Increase (Decrease) in:
      Accounts payable                               (4,875)        (4,875)       --            --           --            --
      Accrued expenses                                  486            486        --         7,384        7,384            --
      Accounts receivable                           (58,265)       (58,265)                                                --
      Prepaid expenses                               (9,699)        (9,699)                                                --
      Litigation reserve                                 --             --                                                 --
    Expenses paid with stock                         12,000         12,000        --      (143,500)    (143,500)           --
                                               ------------   ------------   -------   -----------  -----------   -----------

NET CASH USED IN OPERATING ACTIVITIES              (720,826)      (720,826)       --      (590,918)    (590,918)           --

CASH FLOW FROM INVESTING ACTIVITIES
  Additions to fixed assets                         (85,931)       (85,931)       --       (23,174)     (23,174)           --
  Addition to intangibles                            (7,345)        (7,345)       --            --           --            --
                                               ------------   ------------   -------   -----------  -----------   -----------

NET CASH USED IN INVESTING ACTIVITIES               (93,276)       (93,276)       --       (23,174)     (23,174)           --

CASH FLOW FROM FINANCING ACTIVITIES
  Net repayments on officer's loan                 (122,826)      (122,826)       --       (60,000)     (60,000)           --
  Repayments on notes payable                            --             --        --       (25,000)     (25,000)           --
  Proceeds from issuance of common stock                 --             --        --     1,069,500       40,000     1,029,500    (6)
  Proceeds from issuance of convertible debt      1,066,800      1,066,800        --            --    1,029,500    (1,029,500)   (6)
                                               ------------   ------------   -------   -----------  -----------   -----------

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES      943,974        943,974        --       984,500      984,500            --
                                               ------------   ------------   -------   -----------  -----------   -----------

NET INCREASE (DECREASE) IN CASH                     129,872        129,872        --       370,408      370,408            --

Cash balance at Beginning of Period                 111,112        111,112        --        17,727       17,727            --
                                               ------------   ------------   -------   -----------  -----------   -----------

CASH BALANCE AT END OF PERIOD                  $    240,984   $    240,984   $    --   $   388,135  $   388,135   $        --
                                               ============   ============   =======   ===========  ===========   ===========

Supplemental Disclosures of Cash Flow information:
  Interest paid                                $         --   $         --   $    --   $        --  $        --   $        --
  Taxes paid                                   $         --   $         --   $    --   $        --  $        --   $        --
Noncash Financing Activities
  Issuance of warrants in connection with
    convertible debt                           $  1,987,103   $  1,987,103   $    --   $        --  $        --   $        --
  Recorded a beneficial conversion feature     $  2,904,060   $  2,904,060   $    --   $        --  $        --   $        --
  Stock subscription receivable                $    220,000   $    220,000   $    --   $        --  $        --   $        --

(6) A total of $1,029,500 in net proceeds from convertible debts issued in the quarter ended 11/30/05 (as reported in the Form 10-QSB for the quarter ended 11/30/06) were erroneously reported as proceeds from common stock sales. This has been adjusted on the restated financial statements.





INGEN TECHNOLOGIES, INC.
INTERIM FINANCIAL STATEMENTS
FEBRUARY 28, 2007

Consolidated Balance Sheet (Unaudited)
                                                   Unaudited Balance on February 28, 2007

                                                                                 Effect of
                                                  Restated        Original         Change
                                                ------------    ------------    ------------
Current Assets
  Cash                                          $     62,339    $     62,339    $         --
  Inventory                                           85,728          85,728              --
  Prepaid expenses                                    35,199          35,199              --
                                                ------------    ------------    ------------

Total Current Assets                                 183,266         183,266              --
                                                ------------    ------------    ------------
Property and equipment net of
  accumulated depreciation of $119,232               140,077         140,077              --
Debt issue costs, net of accumulated
  amortization of $60,733                            247,467         247,467              --
Other assets                                          67,345          67,345              --
                                                ------------    ------------    ------------

Total Other Assets                                   314,812         314,812              --
                                                ------------    ------------    ------------

TOTAL ASSETS                                    $    638,155    $    638,155    $         --
                                                ============    ============    ============

Current Liabilities
  Accounts payable                              $     65,067    $     65,067    $         --
  Accrued expenses                                   220,575         220,575              --
  Officer's loans                                      4,689           4,689              --
                                                ------------    ------------    ------------

Total Current Liabilities                            290,331         290,331              --
                                                ------------    ------------    ------------
Long-term liabilities
  Convertible notes payable, net of
    unamortized discount of $1,294,226               280,774         280,774              --
  Derivative liabilities                           3,735,953       3,735,953              --
                                                ------------    ------------    ------------

Total Long-term Liabilities                        4,016,727       4,016,727              --
                                                ------------    ------------    ------------

Stockholders' Deficit
  Preferred stock Series A, no par value,
    $1.00 per share liquidation preference,
    40,000,000 shares authorized 12,134,547
    issued and outstanding as of February
    28, 2007, total liquidation preference
    of $12,134,547                                   588,313         588,313              --
  Common stock, no par value,
    authorized 100,000,000 shares;
    issued and outstanding 34,259,610
    as of February 29, 2007                        3,869,149       8,106,949      (4,237,800)   (7)
Series A preferred stock subscription               (220,000)       (220,000)             --
Accumulated Deficit                               (7,906,365)    (12,144,165)      4,237,800    (8)
                                                ------------    ------------    ------------

Total Stockholders' Deficit                       (3,668,903)     (3,668,903)             --
                                                ------------    ------------    ------------

Total Liabilities and Stockholders' Deficit     $    638,155    $    638,155    $         --
                                                ============    ============    ============


(7)  This difference is the same as that described in (4) above.

(8)  This difference is the same as that described in (5) above.






Ingen Techonologies, Inc.
Consolidated Statements of Operations (Unaudited)

                                            Three months ended February 28, 2007      Three months ended February 28, 2006

                                                                         Effect of                                 Effect of
                                              Restated       Original     Change      Restated      Original         Change
                                            ------------   ------------   -------   ------------   ------------   ------------

Sales                                       $    281,380   $    281,380   $    --   $     79,184   $     79,184   $         --
Cost of Sales                                    160,455        160,455        --         33,992         33,992             --
                                            ------------   ------------   -------   ------------   ------------   ------------
Gross Profit                                     120,925        120,925        --         45,192         45,192             --
General and administrative expenses              533,693        533,693        --        594,360        436,444        157,916   (9)
                                            ------------   ------------   -------   ------------   ------------   ------------
Operating loss                                  (412,768)      (412,768)       --       (549,168)      (391,252)      (157,916)
Interest expense                                (352,808)      (352,808)       --           (642)          (642)            --
Change in derivative liabilities                 212,276        212,276        --             --             --             --
                                            ------------   ------------   -------   ------------   ------------   ------------
Loss before provision for income taxes          (553,300)      (553,300)       --       (549,810)      (391,894)      (157,916)  (9)
Provision for income taxes                            --             --        --             --             --             --
                                            ------------   ------------   -------   ------------   ------------   ------------
Net loss                                    $   (553,300)  $   (553,300)  $    --   $   (549,810)  $   (391,894)  $   (157,916)  (9)
                                            ============   ============   =======   ============   ============   ============

Basic net loss per weighted share           $      (0.02)  $      (0.02)  $    --   $      (0.04)  $      (0.03)  $      (0.01)  (9)
                                            ============   ============   =======   ============   ============   ============

Basic weighted average shares outstanding     32,292,943     32,292,943        --     13,312,249     13,312,249             --


(9)  The general and administrative expense reported for the three months ended
     February 28, 2006 were increased from $436,444 to $594,360 as the result of an additional expense in the amount of $157,916 that was booked to deduct the value of stock option issued to a consultant. This is described in (3) above. This additional expense increased the loss for the quarter from $(391,894) to $(549,810). The higher loss changed the loss per share from $(0.03) per share to $(0.04) per share.






Ingen Techonologies, Inc.
Consolidated Statements of Operations (Unaudited)

                                             Nine months ended February 28, 2007       Nine months ended February 28, 2006

                                                                         Effect of                                 Effect of
                                              Restated       Original     Change      Restated      Original         Change
                                            ------------   ------------   -------   ------------   ------------   ------------

Sales                                       $    605,011   $    605,011   $    --   $    846,268   $    846,268   $         --
Cost of Sales                                    342,644        342,644        --        228,050        228,050             --
                                            ------------   ------------   -------   ------------   ------------   ------------
Gross Profit                                     262,367        262,367        --        618,218        618,218             --
General and administrative expenses            1,379,955      1,379,955        --      1,626,667      1,468,751        157,916  (10)
                                            ------------   ------------   -------   ------------   ------------   ------------
Operating loss                                (1,117,588)    (1,117,588)       --     (1,008,449)      (850,533)      (157,916)
Interest expense                              (4,051,776)    (4,051,776)       --         (2,826)        (2,826)            --
Change in derivative liabilities               1,526,403      1,526,403        --             --             --             --
                                            ------------   ------------   -------   ------------   ------------   ------------
Loss before provision for income taxes        (3,642,961)    (3,642,961)       --     (1,011,275)      (853,359)      (157,916)
Provision for income taxes                         1,215          1,215        --            800            800             --
                                            ------------   ------------   -------   ------------   ------------   ------------
Net loss                                    $ (3,644,176)  $ (3,644,176)  $    --   $ (1,012,075)  $   (854,159)  $   (157,916)
                                            ============   ============   =======   ============   ============   ============

Basic net loss per weighted share           $      (0.12)  $      (0.12)  $    --   $      (0.15)  $      (0.13)  $      (0.02) (10)
                                            ============   ============   =======   ============   ============   ============

Basic weighted average shares outstanding     30,594,250     30,594,250        --      6,689,948      6,689,948             --


(10) The general and administrative expense reported for the nine months ended
     February 28, 2006 were increased from $1,468,751 to $1,626,667 as the result of an additional expense in the amount of $157,916 that was booked to deduct the value of stock option issued to a consultant. This is described in (3) above. This additional expense increased the loss for the quarter from $(854,159) to $(1,012,075). The higher loss changed the loss per share by $(0.02) from $(0.13) per share to $(0.15) per share.





Ingen Technologies, Inc and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

                                             Nine months ended February 28, 2007       Nine months ended February 28, 2006

                                                                         Effect of                                 Effect of
                                              Restated       Original     Change      Restated      Original         Change
                                            ------------   ------------   -------   ------------   ------------   ------------

CASH FLOWS FROM OPERATIONS:

  Net loss                                       (3,644,176)   (3,644,176)       --    (1,012,075)     (854,159)     (157,916)  (11)
  Adjustments to Reconcile Net loss to
  Net Cash Used in Operations:
    Depreciation and Amortization                    65,590        65,590        --        11,954       (34,385)       46,339   (12)
    (Increase) Decrease in:
      Change in derivative liabilities           (1,526,403)   (1,526,403)       --            --            --            --
      Noncash interest expense and
        financing costs                           3,965,130     3,965,130        --            --            --            --
    Increase (Decrease) in:
      Accounts payable                               16,881        16,881        --         8,800         8,800            --
      Accrued expenses                               40,782        40,782        --        14,025        14,025            --
      Accounts receivable                                --            --        --            --            --            --
      Prepaid expenses                              (22,215)      (22,215)       --            --            --            --
      Litigation reserve                                 --            --        --      (143,500)     (143,500)           --
    Additions to inventory                          (85,728)      (85,728)       --            --            --            --
    Expenses paid with stock                         99,453        99,453        --       157,916            --       157,916   (13)
                                                -----------   -----------   -------   -----------   -----------   -----------

NET CASH USED IN OPERATING ACTIVITIES            (1,090,686)   (1,090,686)       --      (962,880)   (1,009,219)       46,339

CASH FLOW FROM INVESTING ACTIVITIES
  Additions to fixed assets                         (99,405)      (99,405)       --       (23,174)       23,174       (46,348)
  Addition to intangibles                            (7,345)       (7,345)       --            --            --            --
                                                -----------   -----------   -------   -----------   -----------   -----------

NET CASH USED IN INVESTING ACTIVITIES              (106,750)     (106,750)       --       (23,174)       23,174            --

CASH FLOW FROM FINANCING ACTIVITIES

  Repayments on officer's loan                      (66,137)      (66,137)       --       (10,000)      (10,000)           --
  Repayments on notes payable                            --            --        --       (25,000)      (25,000)           --
  Proceeds from sale of stock                       (52,000)      (52,000)       --     1,069,500        40,000     1,029,500   (14)
  Proceeds from issuance of convertible debt      1,266,800     1,266,800        --            --     1,029,500    (1,029,500)  (14)
                                                -----------   -----------   -------   -----------   -----------   -----------

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES    1,148,663     1,148,663        --     1,034,500     1,034,500            --
                                                -----------   -----------   -------   -----------   -----------   -----------

NET INCREASE (DECREASE) IN CASH                     (48,773)      (48,773)       --        48,446        48,455            (9)  (15)

Cash balance at Beginning of Period                 111,112       111,112        --        17,727        17,727            --
                                                -----------   -----------   -------   -----------   -----------   -----------

CASH BALANCE AT END OF PERIOD                   $    62,339   $    62,339   $    --   $    66,173   $    66,182   $        (9)  (15)
                                                ===========   ===========   =======   ===========   ===========   ===========

Supplemental Disclosures of Cash Flow information:
  Interest paid                                 $        --   $        --   $    --   $        --   $        --   $        --
  Taxes paid                                    $        --   $        --   $    --   $        --   $        --   $        --
Noncash Financing Activities
  Issuance of warrants in connection with
    convertible debt                            $ 1,987,103   $ 1,987,103   $    --   $        --   $        --   $        --
  Recorded a beneficial conversion feature      $ 3,275,253   $ 3,275,253   $    --   $        --   $        --   $        --
  Stock subscription receivable                 $   220,000   $   220,000   $    --   $        --   $        --   $        --




(11) The net loss reported on the statement of cash flows for the nine months ended February 28, 2006 was decreased by $157,916 due to the change described in (10) above.

(12) The original amount reported as depreciation and amortization on the statement of cash flows for the nine months ended February 28, 2006 was incorrect. This amount was originally shown as $(34,385). This amount was shown in error and the column did not properly add to the sum of $(1,009,219) originally reported as the net cash used in operating activities. The correct depreciation and amortization reported for the nine months ended has been restated to be $11,954, a difference of $46,339.

(13) Expenses paid with stock reported on the statement of cash flows for the nine months ended February 28, 2006 has been restated to be equal to $157,916 (originally reported as zero). This number changed due to the change in (10) above.

(14) A total of $1,029,500 in net proceeds from convertible debts issued in the nine months ended February 28, 2006 (as reported in the Form 10-QSB for the quarter ended February 28, 2007) were erroneously reported as proceeds from common stock sales. This has been adjusted on the restated financial statements.

(15) The change of $9 in the net decrease of cash for the quarter ended February
     28, 2006 has been corrected to the actual cash balance as of February 28, 2006.





INGEN TECHNOLOGIES, INC.
INTERIM FINANCIAL STATEMENTS
AUGUST 31, 2007

Consolidated Balance Sheet (Unaudited)
                                                    Unaudited Balance on August 31, 2007

                                                                                 Effect of
                                                  Restated        Original         Change
                                                ------------    ------------    ------------
Current Assets

  Cash                                          $      7,762    $      7,762    $         --
  Accounts receivable                                 78,090          78,090              --
  Inventory                                           74,953          74,953              --
  Prepaid expenses                                    18,107          18,107              --
                                                ------------    ------------    ------------

Total Current Assets                                 178,912         178,912              --
                                                ------------    ------------    ------------
Property and equipment
  net of accumulated depreciation of $134,246        273,371         273,371              --
Debt issue costs, net of accumulated
  amortization of $112,593                           255,607         255,607
Other assets                                          68,895          68,895              --
                                                ------------    ------------    ------------

Total Other Assets                                   324,502         324,502              --
                                                ------------    ------------    ------------

TOTAL ASSETS                                    $    776,785    $    776,785    $         --
                                                ============    ============    ============
Current Liabilities
  Accounts payable                              $     80,654    $     80,654    $         --
  Accrued expenses                                   269,742         269,742              --
  Taxes payable                                        8,350           8,350              --
  Current portion of long-term debt                   14,539          14,539              --
  Officer's loans                                     92,829          92,829              --
                                                ------------    ------------    ------------

Total Current Liabilities                            466,114         466,114              --
                                                ------------    ------------    ------------
Long-term liabilities
  Note payable                                        96,817          96,817              --
  Convertible notes payable, net of
    unamortized discount of $1,526,176               608,824         608,824              --
  Derivative liabilities                           5,799,375       5,799,375              --
                                                ------------    ------------    ------------

Total Long-term Liabilities                        6,505,016       6,505,016              --
                                                ------------    ------------    ------------

Stockholders' Deficit
  Preferred stock Series A, no par value,
    $1.00 per share liquidation preference,
    40,000,000 shares authorized 16,078,991
    issued and outstanding as of August 31,
    2007, total liquidation preference
    of $16,078,991                                   673,313         673,313              --
  Common stock, no par value,
    authorized 100,000,000 shares;
    issued and outstanding 43,537,1100
    as of August 31, 2007                          4,098,349       8,336,149      (4,237,800)   (16)
Series A preferred stock subscription               (220,000)       (220,000)             --
Common stock subscription receivable                 (45,000)        (45,000)             --
Accumulated Deficit                              (10,701,007)    (14,938,807)      4,237,800    (17)
                                                ------------    ------------    ------------

Total Stockholders' Deficit                       (6,194,345)     (6,194,345)             --
                                                ------------    ------------    ------------

Total Liabilities and Stockholders' Deficit     $    776,785    $    776,785    $         --
                                                ============    ============    ============


(16) This difference is the same as that described in (4) above.

(17) This difference is the same as that described in (5) above.





Ingen Techonologies, Inc.
Consolidated Statements of Operations (Unaudited)

                                              Three months ended August 31, 2007        Three months ended August 31, 2006

                                                                          Effect of                                 Effect of
                                             Restated        Original       Change      Restated      Original        Change
                                            -----------    -----------    ---------   -----------    -----------    ----------

Sales                                       $   117,471    $   117,471    $      --   $   189,158    $   189,158            --
Cost of Sales                                    67,413         67,413           --       115,547        115,547            --
                                            -----------    -----------    ---------   -----------    -----------    ----------
Gross Profit                                     50,058         50,058           --        73,611         73,611            --
General and administrative expenses             406,694        406,694           --       329,104        329,104            --
                                            -----------    -----------    ---------   -----------    -----------    ----------
Operating loss                                 (356,636)      (356,636)          --      (255,493)      (255,493)           --
Interest expense                               (446,911)      (446,911)          --    (3,540,915)    (3,540,915)           --
Change in derivative liabilities               (573,779)      (573,779)          --     1,031,094      1,031,094            --
                                            -----------    -----------    ---------   -----------    -----------    ----------
Loss before provision for income taxes       (1,377,326)    (1,377,326)          --    (2,765,314)    (2,765,314)           --
Provision for income taxes                           10             10           --           800            800            --
                                            -----------    -----------    ---------   -----------    -----------    ----------

Net loss                                    $(1,377,336)   $(1,377,336)   $      --   $(2,766,114)   $(2,766,114)   $       --
                                            ===========    ===========    =========   ===========    ===========    ==========

Basic net loss per weighted share           $     (0.04)   $     (0.04)   $      --   $     (0.09)   $     (0.12)   $     0.03  (18)
                                            ===========    ===========    =========   ===========    ===========    ==========

Basic weighted average shares outstanding    37,766,443     37,766,443           --    29,647,110     22,207,208     7,439,902  (18)


(18) The basic weighted average number of shares outstanding as of August 31, 2006 has been adjusted from 22,207,208 to 29,647,110. This has decreased the loss per share reported for the three months ended August 31, 2006 (as reported on the Form 10-QSB for the quarter ended August 31, 2007) by $0.03 from $(0.12) to $(0.09).





Ingen Technologies, Inc and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

                                                         Three months ended August 31, 2007     Three months ended August 31, 2006

                                                                                    Effect of                              Effect of
                                                          Restated      Original     Change     Restated       Original       Change
                                                         ----------    ----------    -------   -----------    -----------    -------

CASH FLOWS FROM OPERATIONS:

  Net loss                                               (1,377,336)   (1,377,336)        --    (2,766,114)    (2,766,114)        --
  Adjustments to Reconcile Net loss to
  Net Cash Used in Operations:
    Depreciation and Amortization                            40,400        40,400         --        20,976         20,976         --
    (Increase) Decrease in:
      Accounts receivable                                        --            --         --            --             --         --
      Change in derivative liabilities                      385,343       385,343         --    (1,031,094)    (1,031,094)        --
      Noncash interest expense and financing costs          573,779       573,779         --     3,523,454      3,523,454         --
    Increase (Decrease) in:
      Accounts receivable                                   (78,090)      (78,090)        --            --             --         --
      Inventory                                              10,642        10,642                                                 --
      Accounts payable                                       (3,863)       (3,863)                                                --
      Accrued expenses                                       81,472        81,472         --        (2,138)        (2,138)        --
      Prepaid expenses                                       15,526        15,526                                                 --
    Expenses paid with stock                                 80,000        80,000         --            --             --         --
                                                         ----------    ----------    -------   -----------    -----------    -------

NET CASH USED IN OPERATING ACTIVITIES                      (272,127)     (272,127)        --      (254,916)      (254,916)        --

CASH FLOW FROM INVESTING ACTIVITIES
  Additions to fixed assets                                      --            --         --       (34,480)       (34,480)        --
                                                         ----------    ----------    -------   -----------    -----------    -------

NET CASH USED IN INVESTING ACTIVITIES                            --           --         --        (34,480)       (34,480)        --

CASH FLOW FROM FINANCING ACTIVITIES
  Repayments on officer's loan                               (3,000)      (3,000)        --        (63,941)       (63,941)        --
  Proceeds from loan from officer                            11,486       11,486
  Repayments on notes payable                                (3,635)      (3,635)        --             --             --         --
  Proceeds from issuance of common stock                     74,800       74,800         --             --             --         --
  Proceeds from issuance of convertible debt                200,000      200,000         --      1,066,800      1,066,800         --
                                                         ----------    ---------    -------   ------------    -----------    -------

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES              279,651      279,651         --      1,002,859      1,002,859         --
                                                         ----------    ---------    -------   ------------    -----------    -------

NET INCREASE (DECREASE) IN CASH                               7,524        7,524         --        713,463        713,463         --

Cash balance at Beginning of Period                             238          238         --        111,112        111,112         --
                                                         ----------    ---------    -------   ------------    -----------    -------

CASH BALANCE AT END OF PERIOD                            $    7,762    $   7,762    $    --   $    824,575    $   824,575    $    --
                                                         ==========    =========    =======   ============    ===========    =======

Supplemental Disclosures of Cash Flow information:
  Interest paid                                          $    4,988    $   4,988    $    --   $         --    $        --    $    --
  Taxes paid                                             $      800    $     800    $    --   $         --    $        --    $    --
Noncash Financing Activities
  Issuance of warrants in connection with
    convertible debt                                     $       --    $      --    $    --   $  1,987,478    $ 1,987,478    $    --
  Recorded a beneficial conversion feature               $  428,343    $ 428,343    $    --   $  2,903,777    $ 2,903,777    $    --
  Stock subscription receivable                          $   45,000    $  45,000    $    --   $    220,000    $   220,000    $    --






INGEN TECHNOLOGIES, INC.
INTERIM FINANCIAL STATEMENTS
NOVEMBER 30, 2007

Consolidated Balance Sheet (Unaudited)
                                                   Unaudited Balance on November 30, 2007

                                                                                 Effect of
                                                  Restated        Original        Change
                                                ------------    ------------    ------------

Current Assets
  Cash                                          $      1,161    $      1,161    $         --
  Accounts receivable                                 15,271          15,271              --
  Inventory                                           74,943          74,943
  Prepaid expenses                                    10,481          10,481              --
                                                ------------    ------------    ------------
Total Current Assets                                 101,856         101,856              --
                                                ------------    ------------    ------------
Property and equipment
  net of accumulated depreciation of $148,716        258,900         258,900              --
Debt issue costs, net of accumulated
  amortization of $148,716                           229,958         229,958
Other assets                                          68,895          68,895              --
                                                ------------    ------------    ------------

Total Other Assets                                   298,853         298,853              --
                                                ------------    ------------    ------------

TOTAL ASSETS                                    $    659,609    $    659,609    $         --
                                                ============    ============    ============
Current Liabilities
  Accounts payable                              $    201,726    $    201,726    $         --
  Accrued expenses                                   348,833         348,833              --
  Taxes payable                                        8,350           8,350
  Current portion of long-term debt                   14,539          14,539
  Short-term loan                                     10,733          10,733
  Officer's loans                                    100,850         100,850              --
                                                ------------    ------------    ------------

Total Current Liabilities                            685,031         685,031              --
                                                ------------    ------------    ------------
Long-term liabilities
  Note payable                                        94,333          94,333
  Convertible notes payable, net of
    unamortized discount of $1,343,747               791,253         791,253              --
  Derivative liabilities                           5,037,714       5,037,714              --
                                                ------------    ------------    ------------

Total Long-term Liabilities                        5,923,300       5,923,300              --
                                                ------------    ------------    ------------

Stockholders' Deficit
  Preferred stock Series A, no par value,
    $1.00 per share liquidation preference,
    40,000,000 shares authorized 16,078,991
    issued and outstanding as of November
    30, 2007, total liquidation preference
    of $16,078,991                                   673,313         673,313              --
  Common stock, no par value,
    authorized 100,000,000 shares;
    issued and outstanding 43,747,110
    as of November 30, 2007                        4,110,949      12,586,549      (8,475,600)   (19)
Series A preferred stock subscription               (220,000)       (220,000)             --
Accumulated Deficit                              (10,512,984)    (18,988,584)      8,475,600    (20)
                                                ------------    ------------    ------------

Total Stockholders' Deficit                       (5,948,722)     (5,948,722)             --
                                                ------------    ------------    ------------

Total Liabilities and Stockholders' Deficit     $    659,609    $    659,609    $         --
                                                ============    ============    ============


(19) The Company attempted to post the adjustment of $4,237,800 described in (4) above, however the adjustment of $4,237,800 was posted in reverse. This caused a difference of $8,475,600. This adjustment has been correctly reversed and the restated balance of common stock is shown as $4,110,949.

(20) The Company attempted to post the adjustment of $4,237,800 described in (4) above, however the adjustment of $4,237,800 was posted in reverse. This caused a difference of $8,475,600. This adjustment has been correctly reversed and the restated balance of common stock is shown as $(10,512,984).





Ingen Techonologies, Inc.
Consolidated Statements of Operations (Unaudited)

                                               Three months ended November 30, 2007       Three months ended November 30, 2006

                                                                            Effect of                                  Effect of
                                              Restated        Original        Change      Restated        Original       Change
                                            ------------    ------------    ---------   ------------    ------------    --------

Sales                                       $     74,538    $     74,538    $      --   $    134,473    $    134,473    $     --
Cost of Sales                                     61,705          61,705           --         66,641          66,641          --
                                            ------------    ------------    ---------   ------------    ------------    --------
Gross Profit                                      12,833          12,833           --         67,832          67,832          --
General and administrative expenses              339,022         339,022           --        517,158         517,158          --
                                            ------------    ------------    ---------   ------------    ------------    --------
Operating loss                                  (326,189)       (326,189)          --       (449,326)       (449,326)         --
Interest expense                                (247,449)       (247,449)          --       (158,053)       (158,053)         --
Change in derivative liabilities                 761,661         761,661           --        283,033         283,033          --
                                            ------------    ------------    ---------   ------------    ------------    --------
Loss before provision for income taxes           188,023         188,023           --       (324,346)       (324,346)         --
Provision for income taxes                            --              --           --            415             415          --
                                            ------------    ------------    ---------   ------------    ------------    --------

Net loss                                    $    188,023    $    188,023    $      --   $   (324,761)   $   (324,761)   $     --
                                            ============    ============    =========   ============    ============    ========

Basic net loss per weighted share                    nil    $      (0.01)   $    0.01   $      (0.03)   $      (0.03)   $     --
                                            ============    ============    =========   ============    ============    ========

Basic weighted average shares outstanding     43,667,110      43,667,110           --     11,330,071      11,330,071          --





Ingen Techonologies, Inc.
Consolidated Statements of Operations (Unaudited)

                                              Six months ended November 30, 2007           Six months ended November 30, 2006

                                                                        Effect of                                         Effect of
                                            Restated       Original      Change               Restated      Original       Change
                                          ------------   -----------   ----------           ------------   -----------   -----------

Sales                                     $    192,010   $   192,010   $       --           $    323,631   $   323,631   $        --
Cost of Sales                                  129,118       129,118           --                182,188       182,188            --
                                          ------------   -----------   ----------           ------------   -----------   -----------
Gross Profit                                    62,892        62,892           --                141,443       141,443            --
General and administrative expenses            745,727       745,727           --                846,262       846,262            --
                                          ------------   -----------   ----------           ------------   -----------   -----------
Operating loss                                (682,835)     (682,835)          --               (704,819)     (704,819)           --
Interest expense                              (694,360)   (1,268,139)     573,779   (21)      (3,698,968)   (3,698,968)           --
Change in derivative liabilities               187,882       761,661     (573,779)  (21)       1,314,127     1,314,127            --
                                                         -----------   ----------           ------------   -----------   -----------
Loss before provision for income taxes      (1,189,313)   (1,189,313)          --             (3,089,660)   (3,089,660)           --
Provision for income taxes                          --            --           --                  1,215         1,215            --
                                          ------------   -----------   ----------           ------------   -----------   -----------

Net loss                                  $ (1,189,313)  $(1,189,313)  $       --           $ (3,090,875)  $(3,090,875)  $        --
                                          ============   ===========   ==========           ============   ===========   ===========

Basic net loss per weighted share         $      (0.03)  $     (0.03)  $       --           $      (0.10)  $     (0.10)  $        --
                                          ============   ===========   ==========           ============   ===========   ===========

Basic weighted average shares outstanding   40,721,777    40,721,777           --             29,744,904    29,744,904            --





(21) The Company misclassified the change in derivative liability for the quarter ended November 30, 2007 in the amount of $573,779 as additional interest expense. This misclassification has been corrected in the restated financial statements.




Ingen Technologies, Inc and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

                                                       Six months ended November 30, 2007       Six months ended November 30, 2006

                                                                                  Effect of                                Effect of
                                                       Restated      Original       Change      Restated        Original     Change
                                                     -----------    -----------    --------    -----------    -----------    ------

CASH FLOWS FROM OPERATIONS:

  Net loss                                            (1,189,313)    (1,189,313)         --     (3,090,875)    (3,090,875)       --
  Adjustments to Reconcile Net loss to
  Net Cash Used in Operations:
    Depreciation and Amortization                         80,519         80,519          --         46,624         46,624        --
    (Increase) Decrease in:
      Change in derivative liabilities                  (761,661)      (761,661)         --     (1,314,127)    (1,314,127)       --
      Noncash interest expense and financing costs     1,141,551      1,141,551          --      3,697,905      3,697,905        --
    Increase (Decrease) in:
      Accounts payable                                   117,209        117,209          --         (4,875)        (4,875)       --
      Accrued expenses                                   161,296        161,296          --            486            486        --
      Accounts receivable                                (15,270)       (15,270)         --        (58,265)       (58,265)       --
      Prepaid expenses                                    23,152         23,152          --         (9,699)        (9,699)       --
      Inventory                                           10,653         10,653          --             --             --        --
    Expenses paid with stock                              92,600         92,600          --         12,000         12,000        --
                                                     -----------    -----------    --------    -----------    -----------   -------

NET CASH USED IN OPERATING ACTIVITIES                   (339,264)      (339,264)         --       (720,826)      (720,826)       --

CASH FLOW FROM INVESTING ACTIVITIES
  Additions to fixed assets                                   --             --          --        (85,931)       (85,931)       --
  Addition to intangibles                                     --             --          --         (7,345)        (7,345)       --
                                                     -----------    -----------    --------    -----------    -----------   -------

NET CASH USED IN INVESTING ACTIVITIES                         --             --          --        (93,276)       (93,276)       --

CASH FLOW FROM FINANCING ACTIVITIES
  Repayments on officer's loan                           (21,382)       (21,382)         --       (122,826)      (122,826)       --
  Proceeds from officer's loan                            37,891         37,891
  Repayments on notes payable                             (6,119)        (6,119)         --             --             --        --
  Proceeds from issuance of common stock                 119,800        119,800          --             --             --        --
  Proceeds from notes payable                             10,000         10,000
  Proceeds from issuance of convertible debt             200,000        200,000          --      1,066,800      1,066,800        --
                                                     -----------    -----------    --------    -----------    -----------   -------

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES           340,190        340,190          --        943,974        943,974        --
                                                     -----------    -----------    --------    -----------    -----------   -------

NET INCREASE (DECREASE) IN CASH                              926            926          --        129,872        129,872        --

Cash balance at Beginning of Period                          238            238          --        111,112        111,112        --
                                                     -----------    -----------    --------    -----------    -----------   -------

CASH BALANCE AT END OF PERIOD                        $     1,164    $     1,164    $     --    $   240,984    $   240,984   $    --
                                                     ===========    ===========    ========    ===========    ===========   =======

Supplemental Disclosures of Cash Flow information:
  Interest paid                                      $     4,988    $     4,988    $     --    $        --    $        --   $    --
  Taxes paid                                         $       800    $       800    $     --    $        --    $        --   $    --
Noncash Financing Activities
  Issuance of warrants in connection with
    convertible debt                                 $   428,343    $   428,343    $     --    $ 1,987,103    $ 1,987,103   $    --
  Recorded a beneficial conversion feature           $        --    $        --    $     --    $ 2,904,060    $ 2,904,060   $    --
  Stock subscription receivable                      $    45,000    $    45,000    $     --    $   220,000    $   220,000   $    --



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Please see the disclosure below in Item 8A(T) Controls and Procedures.

ITEM 8A(T).  CONTROLS AND PROCEDURES

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Corporate Controller's Handbook of Financial Management (2007-2008 ed., CCH). Our management considers its assessment to be substantially similar to the internal control framework set out by the Committee of Sponsoring Organizations for the Treadway Commission. Based on our evaluation under the framework, including the completion and review of internal review assessment forms and the completion and review of financial reporting information systems and controls checklists in the framework, our management concluded that our internal control over financial reporting was effective as of May 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

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

Item 8B. Other Information

During the quarter ended May 31, 2008, we closed on a series of transactions resulting in the issuance of more than 5% of outstanding common stock. We sold the following securities without registration under the Securities Act of 1933 in reliance on the exemption contained in Section 4(2) and/or Regulation D promulgated thereunder. No general solicitation or advertising was used in connection with the sale of the shares and all shares were issued with a restrictive legend.

Common Stock
---------------

a) In March 2008, we issued a total of 30,000 shares of our restricted common stock to our CEO, Scott Sand (adjusted for the 1 for 600 reverse stock split on August 27, 2008) originally issued as 18,000,000 shares of restricted common stock. The stock was issued to retire accrued compensation in the amount of $108,000. We valued this stock at $0.006 per share, which was the closing price of the common stock on the date of issuance. The reverse stock split adjusted price of the common stock is $3.60 per share.

b) In March 2008, we issued a total of 16,668 shares of our restricted common stock to two entities in exchange for service rendered (adjusted for the 1 for 600 reverse stock split on August 27, 2008, the stock was originally issued as 10,000,000 shares of restricted common stock). We valued this stock at $0.006 per share, which was the closing price of the common stock on the date of issuance. The reverse stock split adjusted price of the common stock is $3.60 per share.

c) In March 2008, we issued a total of 3,000 shares (adjusted for the 1 for 600 reverse stock split on August 27, 2008) of our restricted common stock to the seven members of our Board of Directors and an officer. This was originally issued as 1,800,000 shares of restricted common stock. 1,500,000 shares were issued for Directors' fees and 300,000 shares were issued to Scott Sand, our CEO, under the terms of his employment agreement. We valued this stock at $0.006 per share, which was the closing price of the common stock on the date of issuance. The reverse stock split adjusted price of the common stock is $3.60 per share. The total value of the stock issued was $10,800.

d) On March 31, 2008, the Company issued to a consultant an anti-dilutive warrant granting the holder the right to purchase up to 250,000 shares of common stock at $.50 per share until March 31, 2011. The Company also issued the consultant a convertible promissory note in the principal amount of $37,000. On or before September 1, 2010, the holder may convert the note into shares of the Company's common stock. In all circumstances, the holder shall receive a minimum of 400,000 shares of the Company's common stock. Furthermore, in the event of a merger, consolidation, combination, subdivision, forward split or reverse split, any portion of the unpaid amount of this note may be converted into fully-paid, non-assessable shares of the Company's common stock, at a conversion price equal to $.25 per share.

e) In April 2008, we sold a total of 4,167 shares (adjusted for the 1 for 600 reverse stock split on August 27, 2008) of our restricted common stock to one individual. This was originally issued as 2,500,000 shares of restricted common stock. The stock was sold for cash at a price of $0.006 per share. The reverse stock split adjusted price of the common stock is $3.60 per share. The total consideration received by the Company was $15,000.

f) In April 2008, we issued a total of 133 shares (adjusted for the 1 for 600 reverse stock split on August 27, 2008)of our restricted common stock to one individual. This was originally issued as 80,000 shares of restricted common stock. The stock was issued for services rendered and was valued at a price of $0.005 per share, which was the closing price of common stock on the date of issuance. The reverse stock split adjusted price of the common stock is $3.00 per share. The total value of the stock issued was $400.

g) In April 2008, we issued a total of 10,000 shares (adjusted for the 1 for 600 reverse stock split on August 27, 2008) of our restricted common stock to one entity This was originally issued as 6,000,000 shares of restricted common stock. The stock was issued for services rendered and was valued at a price of $0.0032 per share, which was the closing price of common stock on the date of issuance. The reverse stock split adjusted price of the common stock is $1.92 per share. The total value of the stock issued was $19,200.

h) In April 2008, we authorized the issuance for a total of 2,000 of our post-reverse split adjusted shares (1,200,000 shares prior to the adjustment of our 1 for 600 reverse stock split on August 27, 2008) to Bradley Klearman, who is one of our directors. This was paid under the terms of a consulting agreement. Under the terms of the agreement, Mr. Klearman is due to receive $3,000 per month paid either in cash or restricted shares, depending on the company's ability to pay. The company owed Mr. Klearman $3,000 for the month of February 2008, and an additional $3,000 for the month of March 2008. The total amount owed prior to April 1, 2008 was $6,000. The fair market value of the company stock at that time was $0.005 per share. The calculation of shares were derived by dividing the amount owed of $6,000 by the fair market value of $0.005.

i) In April 2008, we sold a total of 4,385 shares (adjusted for the 1 for 600 reverse stock split on August 27, 2008) of our restricted common stock to Robert Sand, the father of our CEO. This was originally issued as 2,631,579 shares of restricted common stock. The stock was sold for cash at a price of $0.0019 per share. Our stock price was $0.002 on the date of issuance. The reverse stock split adjusted price of the common stock is $1.14 per share. The total consideration received by the Company was $5,000.

j) In April 2008, we issued a total of 1,667 shares of our restricted common stock (adjusted for the 1 for 600 reverse stock split on August 27, 2008) to one individual. This was originally issued as 1,000,000 shares of restricted common stock. The stock was issued for services rendered and was valued at a price of $0.0015 per share, which was the closing price of common stock on the date of issuance. The reverse stock split adjusted price of the common stock is $0.90 per share. The total value of the stock issued was $1,500.

k) In May 2008, we sold a total of 37,292 shares (adjusted for the 1 for 600 reverse stock split on August 27, 2008) of our restricted common stock to five individuals. This was originally issued as 22,375,000 shares of restricted common stock. The stock was sold for cash at a price of $0.0008-0.001 per share. The reverse stock split adjusted price of the common stock is $0.48-0.60 per share. The total consideration received by the Company was $17,000.

l) In May 2008, we issued a total of 10,000 shares (adjusted for the 1 for 600 reverse stock split on August 27, 2008) of our restricted common stock to one individual. This was originally issued as 6,000,000 shares of restricted common stock. The stock was issued for services rendered and was valued at a price of $0.0009 per share, which was the closing price of common stock on the date of issuance. The reverse stock split adjusted price of the common stock is $0.54 per share. The total value of the stock issued was $5,400.

m) In May 2008, we issued a total of 231,481 shares (adjusted for the 1 for 600 reverse stock split on August 27, 2008) of our restricted common stock to our CEO, Scott Sand (originally issued as 138,888,889 shares of restricted common stock). The stock was issued in lieu of compensation, to retire accrued compensation and to pay unreimbursed expenses paid on behalf of the Company in the total amount of $125,000. We valued this stock at $0.0009 per share, which was the closing price of the common stock on the date of issuance. The reverse stock split adjusted price of the common stock is $0.54 per share.

Subsequent to May 31, 2008, the Company reports the following transactions:

Ingen entered into a Securities Purchase Agreement dated June 16, 2008 with three investors. Under the Securities Purchase Agreement, the investors agreed to purchase up to $500,000 in Secured Callable Convertible Notes (the "Notes") and Common Stock Purchase Warrants covering 20,000,000 shares of the Issuer's common stock. The initial closing occurred on June 20, 2008 and the Issuer received gross proceeds of $100,000 and delivered to the Investors $100,000 face value Notes and Common Stock Purchase Warrants covering 20,000,000 shares of the Issuer's common stock. Future closings for gross proceeds of $100,000 each were scheduled to occur at the end of July, August, September, and October 2008. Following the initial closing, the Company has issued $225,000 in additional convertible notes.

On September 5, 2008, Ingen amended its Securities Purchase Agreement dated as of June 16, 2008. Under the terms of this amendment, the conversion rate and interest rate of all convertible debentures have been adjusted. This amendment applies to the $1.5 million convertible date entered into on July 25, 2006, the $450,000 convertible debt entered into on March 15, 2007, the $110,000 convertible note entered into on July 30, 2007 as well as the $500,000 Securities Purchase Agreement dated June 16, 2008. The "Applicable Percentage" (as defined in each of the notes to be the rate at which the note holders can convert their debt into common stock) has been adjusted to 40%. This means that the convertible note holders can now convert their debt into stock at the average of the lowest three trading prices for the common stock during the twenty day trading period prior to conversion multiplied by 40%. Also the interest rate on all convertible notes has been adjusted from 6% to 12%. This interest rate adjustment is effective as of January 1, 2008. As of May 31, 2008, this interest rate adjustment would be applied to $2,031,547 in outstanding convertible debt. Further, the June 16, 2008 agreement to purchase up to $500,000 in Secured Callable Convertible Notes was amended so that future purchases shall occur "on such dates as shall be mutually agreed upon by the Company and the Buyers" instead of on the scheduled closing days originally provided for in the agreement. There is no guarantee that future purchases will occur.

Subsequent to May 31, 2008, the Company issued 70,185 post-reverse shares of its common stock in connection with the above mentioned debt.

On August 27, 2008, the Company engaged Media4Equity LLC, a Nevada limited liability company, to provide public relations services to the Company. Pursuant to the Media Production and Placement Services Agreement (the "Agreement"), Media4Equity is to act as production and placement agency for the Company's print and broadcast media campaign and to provide the Company with a guaranteed dollar value of national media exposure equivalent to $2,000,000 (the "Media Credit") as further set forth in the Agreement. The services provided under the Agreement shall commence at the sole discretion of the Company, but no later than twelve months from the effective date of the Agreement and the Agreement shall terminate upon the Media Credit being used in its entirety or within three years of commencement of services, whichever is earlier.

Under the Agreement, the Company issued Media4Equity 3,300,000 restricted shares of its common stock, no par value, valued at $.06 per share. The shares have piggyback registration rights and Media4Equity may also make one "demand" registration request, under which Company agrees to file under the Securities Act of 1933, as amended, a registration statement covering the shares within 30 days after receipt of such request. Further, the Company is to pay Media4Equity a cash fee of $2,950 per month for the duration of the media campaign, for the purpose of offsetting Media4Equity's costs in executing the campaign. However, the first payment shall not commence until twelve months after the start of the media campaign, which at the Company's request, can be delayed for a maximum of twelve months from the effective date. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these securities. The shares were issued to an accredited investor. There was no general solicitation or advertising and the shares were issued with a restrictive legend.

On September 17, 2008, Jeffrey Gleckman converted 4,000,000 of Series A preferred shares into common stock. Upon this conversion, Mr. Gleckman owned approximately 49.8% of our total outstanding common shares.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names and ages of management, and business experience of the directors, and executive officers of our company. Our directors hold their offices for a term of one year or until their successors are elected and qualified. Our officers serve at the discretion of the Board of Directors. Each officer devotes as much of his working time to our business as is required.

NAME                    AGE       POSITION HELD AND TENURE
----                    ---       ------------------------

Scott R. Sand           50        Chairman, Chief Executive Officer and Director
                                  (March 29, 2004 to present)

Thomas J. Neavitt       77        Secretary and Chief Financial Officer
                                  (March 29, 2004 to present)

Yong Sin Khoo           44        Director (March 29, 2004 to present)

Christopher A. Wirth    53        Chief Operations Officer, Director
                                  (March 29, 2004 to present)

Curt A. Miedema         51        Director  (March 29, 2004 to present)

Stephen O'Hara          55        Director (September 22, 2005 to present)

John Finazzo            43        Director (March 20, 2006 to present)

Brad Klearman           47        Director (December 14, 2007 to present)

OUR OFFICERS AND DIRECTORS:

SCOTT SAND, CEO & CHAIRMAN: Scott Sand has a diversity of experience in the health care industry both domestic and abroad which spans more than 25 years. His contributions and accomplishments have been published in the Los Angeles Times and the Sacramento Tribune. He has been the recipient of recognition awards by high honored factions such as the United States Congress and the State Assembly, receiving the highest Commendation in the County of Los Angeles for his contributions to health care. Mr. Sand served as the CEO of Medcentrex, Inc. for 10 years in the 1990's, a medical service provider to more than 600 physicians nationwide. He served as the Director of Sales & Marketing for Eye Dynamics, Inc. for 7 years, a public company and manufacturer of Video VNG systems; assisting in their technology upgrades and design for VNG and increasing their sales each quarter during that time. He resigned from Eye Dynamics, Inc. to accept the full-time position as CEO & Chairman of Ingen Technologies, Inc. in 2004. Mr. Sand received a Bachelor of Science Degree in Computer Science from California State University and an MBA from California State University.

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

CHRISTOPHER A. WIRTH, CHIEF OPERATIONS OFFICER, DIRECTOR: Christopher A. Wirth has over 20 years of business consulting, finance, construction and real estate development experience. He brings a working knowledge of finance and the mechanics of syndications, construction planning and startup business expansion skills. Mr. Wirth has knowledge and experience in SEC, HUD, SBA, USDA, banking and businesses. He attended San Bernardino Valley College and takes continuing education courses. He continues to consult to environmental and renewable energy firms, and has worked as a HUD YouthBuild construction instructor. Mr. Wirth has previous medical background training through his service in the U.S. Navy, from 1973 to 1977, as a Hospital Corpsman. Mr. Wirth has been a director and spokes person for AgriHouse, an urban agricultural technology company, since 2000.

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

BRAD KLEARMAN, DIRECTOR. Mr. Klearman is a 27-year veteran executive salesman/consultant, business owner, and entrepreneur. Mr. Klearman has a career specializing in negotiating with medical manufacturers and distributors on multi-million dollar projects that continues to have far-reaching implications within the medical industry. Mr. Klearman's current accomplishments include the recently secured exclusive placement of Ingen Technologies respiratory products for the largest respiratory manufacturing company in the world. From 2001 - 2007, Mr. Klearman served as Executive Vice President of Medigroup Physicians

Services in St. Louis, Missouri, developing multiple relations with a myriad of medical distributors and medical manufacturers servicing the United States. From 1998 - 2001, he served as Regional Manager of King Systems, Indiana and represented manufacturers of the highest quality anesthesia apparatus in the country and was responsible for making the company's third largest region into the company's top-selling number one region within three years. From 1996 - 1998, he served as Vice President of Two Rivers Medical, St. Louis, MO, a major contributor to development of the company with sole purpose of distributing medical products, equipment and pharmaceuticals to the Federal Government worldwide. From 1982-1996, Mr. Klearman worked with Midwest Medical Supply Co., Inc. in St. Louis, MO, where he began as Territory Manager in an area which was grossing 70-thousand dollars per month and within two years, brought that average up to $210,000 per month. In 1986, he was promoted to Executive Vice President of the company and created a division that served the Federal Government world wide. This division averaged 1 million dollars per month in sales at a 23% profit margin, making it by far the most profitable division of the company which was known as a regional distributor to hospitals, long-term care facilities and physician offices. From 1978 - 1982, Mr. Klearman attended Columbia College in Columbia, MO, with undergraduate studies in business and marketing.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our officers, directors and persons who own more than 10% of a class of our securities registered under
Section 12(g) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of copies of the forms furnished to us and information involving securities transactions of which we are aware, we are aware of officers, directors and holders of more than 10% of the outstanding common stock of the Company who failed to file or failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the last fiscal year. To our knowledge, at May 31, 2008, Bradley Klearman, a director of the Company, did not file a Form 3 and a Form 4 for one transaction. Thomas Neavitt, an officer of the Company, Stephen O'Hara, Curt A. Miedema, John J. Finazzo, Yong Sin Khoo and Christopher Wirth, directors of the Company, each did not file a Form 4 during the year ended May 31, 2008 for one acquisition. Scott
R. Sand, our CEO and a director, filed a late Form 4 on October 31, 2007 for five transactions, a late Form 4 on May 20, 2008 for sixteen transactions and a late report on May 28, 2008 for one transaction.

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

COMMITTEES

We do not have a separately designated nominating or compensation committee. We do not have an audit committee and are not required to have one under Section 302 of Sarbanes-Oxley. Our financial matters and relationship with our independent auditors is overseen by our two officers, the CEO and Secretary-CFO.

AUDIT COMMITTEE FINANCIAL EXPERT

We do not have an audit committee and therefore do not have an audit committee financial expert.

ITEM 10. EXECUTIVE COMPENSATION


COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the annual and other compensation paid by us to Scott R. Sand, our CEO and chairman in the last two fiscal years.


                                                   Summary Compensation Table
                                                   ---------------------------

NAME AND PRINCIPAL   YEAR   Salary      Bonus   Stock Awards   Option     Non-Equity      Non-Qualified   All Other    Total
POSITION                    ($)         ($)     ($)            Awards     Incentive       Deferred        Compen-      ($)
                                                               ($)        Plan Comp. ($)  Comp.           Sation
                                                                                          Earnings ($)    ($)

Scott R. Sand,       2008   $200,000    -       $135,499(2)      --           --              --            --         $335,499
Chairman and Chief
Executive Officer(1) 2007   $116,667    -       $17,301(3)       --           --              --            --         $133,968


(1)We entered into an employment agreement with Mr. Sand effective as of October 1, 2006. This agreement calls for an annual salary of $200,000 and 300,000 shares of our restricted stock to be issued to Mr. Sand each year of the five-year term of the agreement.

(2) We charged $3,699 of stock that was issued in September of 2006 to officer's compensation in the fiscal year ended May 31, 2008 (we had previously valued this at $12,000 and expensed $8,301 in the fiscal year ended May 31, 2007). Mr. Sand also converted accrued salary and other loans made to the company into shares of our common stock and Series A preferred stock. These shares were initially valued below market value. We revalued the shares to the market price at the date of issuance and charged an additional $130,000 to officer's compensation in the fiscal year ended May 31, 2008. Mr. Sand was also issued shares valued at $1,800 (500 split adjusted shares, originally issued as 300,000 shares) under his employment agreement).

(3) Mr. Sand was issued 300,000 shares of restricted common stock valued at $9,000 for director's services. Mr. Sand was issued 300,000 shares of restricted common stock in September 2006 under the terms of his employment agreement. This stock was valued at $0.04 per share (a total of $12,000). The value of this issuance is being amortized over a one-year period. The Company expensed $8,301 of this $12,000 in the fiscal year ended May 31, 2007 and the remaining $3,699 in the fiscal year ended May 31, 2008.

There were no options granted to executive officers or directors during fiscal year 2008.

DIRECTOR COMPENSATION

Set forth below is information regarding compensation paid to each director during 2008.


NAME                FEES EARNED OR   STOCK AWARDS ($)  OPTION AWARDS   NON-EQUITY        CHANGE IN        ALL OTHER        TOTAL ($)
                    PAID IN CASH                       ($)             INCENTIVE PLAN    PENSION VALUE    COMPENSATION ($)
                    ($)                                                COMPENSATION ($)  AND
                                                                                         NON-QUALIFIED
                                                                                         DEFERRED
                                                                                         COMPENSATION
                                                                                         EARNINGS
------------------------------------------------------------------------------------------------------------------------------------
SCOTT R. SAND,      -                   --                 --              --                --               --              --
CHAIRMAN

CURT A. MIEDEMA     -                1,200                 --              --                --               --            1,200

CHRISTOPHER A.      -                1,200                 --              --                --               --            1,200
WIRTH

STEPHEN O'HARA      -                1,200                 --              --                --               --            1,200

JOHN FINAZZO        -                1,200                 --              --                --               --            1,200

YONG SIN KHOO       -                1,200                 --              --                --               --            1,200

BRAD KLEARMAN                        1,200                                                                                  1,200


Our Directors (with the exception of our Chairman) are paid $500 for each Directors meeting that is actually held (as opposed to actions taken by our Board of Directors by Resolution and Waiver of Notice and Consent to Action Taken).


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of September 19, 2008, 8,049,259 shares of common stock of Ingen Technologies, Inc. and 34,279,960 shares of Series A Preferred Stock were issued and outstanding. The following table sets forth, as of such date, certain information regarding beneficial ownership of our shares by (i) each person who is known by us to beneficially own more than 5% of our voting securities; (ii) by each of our officers and directors, and (iii) by all of our officers and directors as a group.

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


Name and                     Shares of                  Shares of Series A         Total Percentage
Address of                   Common Stock               Convertible Preferred      of Voting
Beneficial                   Beneficially               Stock                      Power (4)
Owner (1)                    Owned (2)                  Beneficially
                                                        Owned (3)
                             Number             %        Number                %    Number             %

Scott R. Sand, CEO,             265,790       3.3%      31,275,960        91.2%      31,541,750    74.5%
  Chairman, Director
Thomas Neavitt, CFO,              1,033         *                -           -            1,033       *
  Secretary
Yong Khoo Sin, Director             677         *                -           -              677       *
Christopher A. Wirth, COO,        1,053         *                -           -            1,053       *
  Director
Curt A. Miedema, Director           703         *                -           -              703       *
Stephen O'Hara, Director            693         *                -           -              693       *
John Finazzo, Director            7,336         *                -           -            7,336       *
Brad Klearman, Director           2,518         *                -           -            2,518       *
Jeffrey Gleckman              4,005,000     49.8%                -           -        4,005,000      9.5%
Weed & Co., LLP (5)             650,000      7.5%(6)             -           -          650,000      1.5%(6)
4695 MacArthur Ct., Suite 1430
Newport Beach, CA 92660
Media4Equity, LLC             3,300,000     41.0%                -                     3,300,000     7.8%
All officers and directors      279,803      3.5%        31,275,960        91.2%      31,555,763    74.5%
as a group (8 persons)

* Less than one percent.


(1) Unless otherwise indicated, the address for each beneficial owner is 35193 Avenue "A", Suite-C Yucaipa, California 92399.

(2) Does not include the Series A Preferred Stock which is entitled to vote on all matters with holders of common stock.

(3) Each share of Series A Preferred Stock is entitled to vote on all matters with holders of the common stock. Each Series A Preferred Stock is entitled to 1 vote per share. Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder and subject to a 65 day written notice to the Company, at any time after the date of the issuance into one share of fully paid and non-assessable share of common stock.

(4) This column includes the common stock and Series A Convertible Preferred Stock held by each person. Applicable percentages are based on 42,329,219 common and preferred shares outstanding on September 19, 2008.

(5) Represents an anti-dilutive warrant to purchase 250,000 shares of common stock of Ingen at a price of $0.50 per share expiring March 31, 2011 and a promissory note convertible into a minimum of 400,000 shares of common stock.

(6) Based upon an additional 650,000 shares outstanding assuming the conversion of the warrants and options held by Weed & Co LLP.

CHANGES IN CONTROL

We have entered into a series of convertible note agreements in the past two fiscal years, specifically, $1.5 million convertible agreement entered into on July 25, 2006, the $450,000 convertible debt entered into on March 15, 2007, the $110,000 convertible note entered into on July 30, 2007. Under the transaction documents, we have committed various acts and failed to timely perform other acts that constitute events of default under the transaction documents. We have received assurance from counsel for the investors that "You are not in default. We [the investors] have to put you into default and we have not." There can be no assurance that the investors will not declare a default in the future. Our stockholders should be aware that if the investors provide written notice of default to us, then our liabilities would increase dramatically due to the penalties, reset provisions, and other damages specified in the transaction documents. The increase in liabilities attributed to a notice of default under the transaction documents could vastly exceed our current market capitalization and have dramatic negative affects on our financial condition. The debentures are collateralized by our assets and, in the event if we are unable to repay or restructure these debentures, there is no assurance that the holders of the debentures will not institute legal proceedings to recover the amounts owed including foreclosure on our assets. Subsequent to May 31, 2008, we entered into a $500,000 Securities Purchase Agreement dated June 16, 2008 with three of the noteholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

As of the end of our fiscal year May 31, 2008, our CEO and Chairman, Scott R. Sand, was owed a total of $1,747 by the Company due for expenses paid on behalf of the Company. There are no written loan agreements, promissory notes or debt obligations evidencing this debt and the terms of repayment to Mr. Sand.

During the fiscal year ending May 31, 2008, Mr. Sand received 20,333,333 shares of Series A Preferred stock and 261,482 shares of common stock (adjusted for the reverse stock split on August 27, 2008) for satisfaction of accrued compensation of $306,856 and for payment of $169,144 of the loan amount owed to him (a total of $476,000 in debts converted into stock). The stock was valued at an aggregate price of $606,000, which represented the fair market value of the stock upon the dates of issuance (the closing price of the stock). The excess of fair market value ($600,000) over the conversion amount ($476,000) was charged to expense as additional officer's compensation ($130,000).

On March 18, 2008, we issued 2,000,000 shares of our Series A preferred stock to Jeffrey Gleckman, an over 10% shareholder of our Series A Convertible Preferred Stock. These shares were due under an agreement with MedOx, Inc. which was dated August 1, 2007. The value of these shares, under the terms of the contract, was $20,000.

In April 2008, we authorized the issuance for a total of 2,000 of our post-reverse split adjusted shares (1,200,000 shares prior to the adjustment of our 1 for 600 reverse stock split on August 27, 2008) to Bradley Klearman, who is one of our directors. This was paid under the terms of a consulting agreement. Under the terms of the agreement, Mr. Klearman is due to receive $3,000 per month paid either in cash or restricted shares, depending on the company's ability to pay. The company owed Mr. Klearman $3,000 for the month of February 2008, and an additional $3,000 for the month of March 2008. The total amount owed prior to April 1, 2008 was $6,000. The fair market value of the company stock at that time was $0.005 per share. The calculation of shares were derived by dividing the amount owed of $6,000 by the fair market value of $0.005.

On September 17, 2008, Jeffrey Gleckman converted 4,000,000 of Series A preferred shares into common stock. Upon this conversion, Mr. Gleckman owned 49.8% of our total outstanding common shares.


DIRECTOR INDEPENDENCE

As we are quoted on Pink Sheets and not one of the national securities exchanges, we are not subject to director independence requirements. Pursuant to Rule 10A-3 promulgated under the Exchange Act, Scott R. Sand and Christopher A. Wirth do not qualify as independent directors due to their affiliation with us as officers. Further, Brad Klearman is a director and not an officer, however he is contracted and receives compensation for non-director services, and does not qualify as an independent director. Our Board of Directors has determined that Khoo Yong Sin, Curt A. Miedema, Stephen O'Hara, and John Finazzo are "independent," as that term is defined by the NASDAQ Stock Market.

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

         3.4 Minutes of Special Shareholder meeting of March 15, 2005 amending our Bylaws by changing the date of the annual shareholders meeting from May 15 to March 15. (incorporated by reference to registrant's Form 10-KSB filed November 7, 2005)

         3.5 Amended and Restated Articles of Incorporation of Ingen Technologies, Inc., as filed with the Georgia Secretary of State on or about December 28, 2005 (incorporated by reference to registrant's Form 8-K filed January 10, 2006)

         3.6 Articles of Amendment to Articles of Incorporation of Ingen Technologies, Inc. as filed with the Georgia Secretary of State (incorporated by reference to registrant's Form 10-QSB filed April 21, 2008)

         3.7 Articles of Amendment to Articles of Incorporation of Ingen Technologies, Inc., as filed with the Georgia Secretary of State on August 27, 2008*

         4.1 Specimen of Ingen Technologies, Inc. common stock certificate (exhibit 4.1 of our 10-KSB for the fiscal year ended May 31, 2005 incorporated herein by this reference).

         10.1 Agreement between Ingen Technologies Inc. and Elizabeth Wald dated October 15, 2005 for the provision of telephone answering services (included as an exhibit to our 10-QSB filed with the SEC on January 17, 2006 and incorporated herein by this reference).

         10.2 Agreement between Ingen Technologies, Inc. and Siegal Performance Systems, Inc. dated November 15, 2005 for distribution of Secure Balance(TM) (included as an exhibit to our 10-QSB filed with the SEC on January 17, 2006 and incorporated herein by this reference).

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

         10.24 Securities Purchase Agreement dated March 15, 2007 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (included as an exhibit to our Form 10-KSB dated August 29, 2007 and incorporated herein by this reference)

         10.25 Stock Purchase Warrant entered into by and among the Company and AJW Offshore, Ltd. on March 15, 2007 (included as an exhibit to our Form 10-KSB dated August 29, 2007 and incorporated herein by this reference)

         10.26 Stock Purchase Warrant entered into by and among the Company and AJW Partners, LLC on March 15, 2007 (included as an exhibit to our Form 10-KSB dated August 29, 2007 and incorporated herein by this reference)

         10.27 Stock Purchase Warrant entered into by and among the Company and AJW Qualified Partners, LLC on March 15, 2007 (included as an exhibit to our Form 10-KSB dated August 29, 2007 and incorporated herein by this reference)

         10.28 Stock Purchase Warrant entered into by and among the Company and New Millennium Capital Partners II, LLC on March 15, 2007 (included as an exhibit to our Form 10-KSB dated August 29, 2007 and incorporated herein by this reference)

         10.29 Registration Rights Agreement entered into by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC on March 15, 2007 (included as an exhibit to our Form 10-KSB dated August 29, 2007 and incorporated herein by this reference)

         10.30 Intellectual Property Security Agreement entered into by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC on March 15, 2007 (included as an exhibit to our Form 10-KSB dated August 29, 2007 and incorporated herein by this reference)

         10.31 Investment contract dated December 1, 2006 in which Jeffrey Gleckman purchased 2,000,000 restricted common shares (included as an exhibit to our Form 10-KSB dated August 29, 2007 and incorporated herein by this reference)

         10.32 Agreement entered into by and among the Company and MedOx, Inc. dated August 1, 2007*

         10.33 Securities Purchase Agreement dated June 16, 2008 (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)

         10.34 Registration Rights Agreement dated June 16, 2008 (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)

         10.35 Security Agreement dated June 16, 2008 (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)

         10.36 Intellectual Property Security Agreement dated June 16, 2008(included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)

         10.37 Callable Secured Convertible Note to AJW Partners, LLC (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)

         10.38 Callable Secured Convertible Note to AJW Master Fund, Ltd. (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)

         10.39 Callable Secured Convertible Note to New Millennium Capital Partners II, LLC (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)

         10.40 Common Stock Purchase Warrant to AJW Partners, LLC (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)

         10.41 Common Stock Purchase Warrant to AJW Master Fund, Ltd. (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)

         10.42 Common Stock Purchase Warrant to New Millennium Capital Partners II, LLC (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)

         10.44 Media Production And Placement Services Agreement with Media4Equity LLC*

         10.45    Agreement with Brad Klearman dated January 1, 2008*

         10.46 Amendment No. 1 to the Securities Purchase Agreement Dated as of June 16, 2008 by and among Ingen Technologies, Inc., AJW Partners, LLC, New Millennium Capital Partners II, LLC and AJW Master Fund, Ltd.*

         10.47 Callable Secured Convertible Note to AJW Partners, LLC dated August 29, 2008*

         10.48 Callable Secured Convertible Note to AJW Master Fund, Ltd. dated August 29, 2008*

         10.49 Callable Secured Convertible Note to New Millennium Capital Partners II, LLC dated August 29, 2008*

         10.50 Amendment of Notes Agreement with AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW Master Fund, Ltd., AJW Offshore, Ltd., and AJW Qualified Partners, LLC*

         21.1 Subsidiaries of Ingen Technologies, Inc. (included as an exhibit to our Form 10-KSB dated August 29, 2007 and incorporated herein by this reference)

         31.1 Certification of Scott R. Sand, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

         31.2 Certification of Thomas J. Neavitt, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.*

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Scott R. Sand, Principal Executive Officer and Thomas J. Neavitt, Principal Financial Officer.*

* filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees billed to the company by Child, Van Wagoner and Bradshaw, PLLC, our independent auditor, for the fiscal years ended May 31, 2007 and May 31, 2008.

Type of Fee                          2008              2007
-----------                          ----              ----
Audit Fees (1)                      $38,000           $29,500
Audit-related fees                  $     0           $     0
Tax Fees (2)                        $ 3,000           $ 3,000
All Other Fees                      $     0           $     0
Total                               $41,000           $32,500

(1) Fees for audit services billed in the fiscal year ended May 31, 2007 consisted of the aggregate fees paid by us for the fiscal year indicated for professional services rendered by Child, Van Wagoner and Bradshaw, PLLC for the audit of our annual financial statements and review of financial statements included in our reports on Form 10-KSB and Forms 10-QSB for the quarters ended November 30, 2006 and February 28, 2007 (another firm reviewed our Form 10-QSB for the quarter ended August 31, 2006). The fees for audit services billed in the fiscal year ended May 31, 2008 consisted of the aggregate fees paid by us for the fiscal year indicated for professional services rendered by Child, Van Wagoner and Bradshaw, PLLC for the audit of our annual financial statements and review of financial statements included in our reports on Form 10-KSB and Forms 10-QSB for the quarters ended August 31, 2007, November 30, 2007 and February 29, 2008.

(2) Fees for tax services estimated for the fiscal years ended May 31, 2007 and May 31, 2008 to be rendered by Child Van Wagoner and Bradshaw, PLLC for tax compliance. Tax compliance services are rendered based on facts already in existence or transactions that have already occurred to document, compute and obtain governmental approval for amounts to be included in tax filings and consisted of: federal and state income tax return assistance.

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

                                      Date: September 29, 2008


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.


              Signature                           Title                            Date
              ---------                           -----                            ----

                                       Chief Executive Officer and
                                       Chairman (Principal Executive          September 29, 2008
/s/ Scott R. Sand                      Officer)
----------------------------------
Scott R. Sand

                                       Secretary and Chief Financial          September 29, 2008
                                       Officer (Principal Financial
/s/ Thomas J. Neavitt                  and Accounting Officer)
----------------------------------
Thomas J. Neavitt

/s/ Khoo Yong Sin                      Director                               September 29, 2008
----------------------------------
Khoo Yong Sin


/s/ Christopher A. Wirth               Chief Operations Officer, Director     September 29, 2008
----------------------------------
Christopher A. Wirth


/s/ Curt A. Miedema                    Director                               September 29, 2008
----------------------------------
Curt A. Miedema

/s/ Stephen O'Hara                     Director                               September 29, 2008
----------------------------------
Stephen O'Hara

/s/ John Finazzo                       Director                               September 29, 2008
----------------------------------
John Finazzo

/s/ Brad Klearman                       Director                              September 29, 2008
----------------------------------
Brad Klearman
