Form 10-Q
period 2008-08-31
Ingen Technologies, Inc.
filed 2008-10-21
CIK 861058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2008

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the transition period from: __________ to __________

Commission File Number: 0-28704

                            INGEN TECHNOLOGIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

Georgia                                                84-1122431
----------                                             --------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)

35193 Avenue "A", Suite-C, Yucaipa, California         92399
----------------------------------------------         ----------
(Address of principal executive offices)               (Zip Code)

                                 (800) 259-9622
                              --------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [_] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [_]                   Accelerated filer [_]
Non-accelerated filer [_]                     Smaller reporting company [x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [_] Yes [x] No

At October 8, 2008, 8,049,271 shares of the registrant's common stock (no par value) were outstanding.

                               TABLE OF CONTENTS



 Page
                         PART I - FINANCIAL INFORMATION


ITEM 1.    Financial Statements for the quarter ended August 31, 2008
ITEM 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations
ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
ITEM 4.    Controls and Procedures
ITEM 4T.   Controls and Procedures

                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings
ITEM 1A.   Risk Factors
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
ITEM 3.    Defaults upon Senior Securities
ITEM 4.    Submission of Matters to a Vote of Security Holders
ITEM 5.    Other Information
ITEM 6.    Exhibits

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS FOR QUARTER ENDED AUGUST 31, 2008

INGEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AUGUST 31, 2008 AND MAY 31, 2008


                                                                              AUGUST 31, 2008     MAY 31, 2008
                                                                                ------------      ------------
ASSETS
Current assets
  Cash                                                                          $         --      $         --
  Accounts receivable                                                                     66                63
  Inventories                                                                         74,715            74,830
  Receivable of convertible debenture                                                 75,000                --
  Prepaid expenses                                                                    12,800            50,933
                                                                                ------------      ------------

  Total current assets                                                               162,581           125,826

Property and equipment, net of accumulated
  depreciation of $192,126 and $177,656                                              215,490           229,960

Other assets
  Debt issue costs, net of accumulated
    of $242,848 and $211,173                                                         135,352           157,027
  Patents, net of accumulated amortization
   of $5,612 and $4,490                                                               61,733            62,855
  Deposits                                                                           229,550            31,550
                                                                                ------------      ------------

  Total other assets                                                                 426,635           251,432
                                                                                ------------      ------------
TOTAL ASSETS                                                                    $    804,706      $    607,218
                                                                                ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Cash overdraft                                                                $        131      $        530
  Accounts payable                                                                   235,819           212,242
  Accrued expenses                                                                   356,661           201,927
  Officer's loans                                                                     22,973             1,747
  Short-term notes                                                                    82,500            82,500
  Convertible notes payable, net of unamortized
    discount of $462,402 and $25,092                                               1,074,174            49,908
  Current portion of long-term debt                                                   14,539            14,539
                                                                                ------------      ------------

  Total current liabilities                                                        1,786,797           563,393

Long-term liabilities
  Loan payable                                                                        95,660            96,872
  Convertible notes payable, net of unamortized
   discount of $509,772 and $951,792                                                 275,228         1,079,755
  Derivative liability                                                             5,116,416         3,605,748
                                                                                ------------      ------------

  Total long-term liabilities                                                      5,487,304         4,782,375

Stockholders' deficit
  Preferred stock, Series A, no par value, preferred liquidation value of
    $1.00 per share, 40,000,000 shares authorized and 38,275,960 issued and outstanding as of August 31, 2008, total liquidation preference of
    $38,275,960 38,275,960 issued and outstanding as of May 31, 2008, total
    liquidation preference of $38,275,960                                            965,313           965,313
  Common stock, no par value, authorized 750,000,000 shares,
    3,900,271 issued and outstanding as of August 31, 2008,
    502,073 issued and outstanding as of May 31, 2008                              5,349,023         5,141,052
  Series A preferred stock subscription                                                2,000             2,000
  Series A preferred stock subscription receivable                                  (220,000)         (220,000)
  Accumulated deficit                                                            (12,565,731)      (10,626,915)
                                                                                ------------      ------------

Total stockholders' deficit                                                       (6,469,395)       (4,738,550)
                                                                                ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $    804,706      $    607,218
                                                                                ============      ============


See notes to interim unaudited consolidated financial statements



INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

INGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                                  FOR THE QUARTERS ENDED AUGUST 31,
                                                      2008              2007
                                                   -----------      -----------

Sales                                              $       987      $   117,471

Cost of sales                                              115           67,413
                                                   -----------      -----------
Gross Profit                                               872           50,058

Selling, general and administrative expenses           276,933          406,694
                                                   -----------      -----------

Operating loss                                        (276,061)        (356,636)

Other (expenses)
  Interest expense                                    (661,673)        (446,911)
  Change in derivative liability                    (1,001,082)        (573,779)
                                                   -----------      -----------

Net loss before taxes                               (1,938,816)      (1,377,326)
Provision for income taxes                                  --               10
                                                   -----------      -----------

Net loss                                           $(1,938,816)     $(1,377,336)
                                                   ===========      ===========

Basic and diluted net loss per share               $     (2.60)     $    (21.88)
                                                   ===========      ===========

Weighted average number of shares outstanding          744,853           62,944



See notes to interim unaudited consolidated financial statements




INGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                     FOR THE QUARTERS
                                                                         ENDED
                                                                       AUGUST 31,
                                                                 2008              2007
                                                              -----------      -----------
Cash flow from operating activities
  Net loss                                                    $(1,938,816)     $(1,377,336)
  Depreciation and amortization                                    15,592           14,470
  Amortization of debt issue costs                                 31,675           25,930
  Expenses paid with stock and options                                 --           80,000
  Change in derivative liabilities                              1,001,082          385,343
  Non-cash interest expense and financing costs                   514,296          573,779
  (Increase) decrease in accounts receivable                           (3)         (78,090)
  (Increase) decrease in prepaid expenses                          38,133           15,526
  (Decrease) increase in accounts payable                          23,577           (3,863)
  (Decrease) increase in accrued expenses                         154,734           81,472
  (Increase) decrease in inventory                                    115           10,642
                                                              -----------      -----------
Net cash used in operating activities                            (159,615)        (272,127)
Cash flow from investing activities
  Purchase of property and equipment                                   --               --
                                                              -----------      -----------
Net cash used in investing activities                                  --               --

Cash flow from financing activities
  Sale of common stock                                                 --           74,800
  Payments on loans                                                (1,212)          (3,635)
  Proceeds from convertible notes payable                         140,000          200,000
  Proceeds from stockholder and officer loans                      21,226           11,486
  Repayments of stockholder and officer loans                          --           (3,000)
                                                              -----------      -----------
Net cash provided by financing activities                         160,014          279,651

Net cash increase (decrease)                                          399            7,524

Cash at beginning of period                                          (530)             238
                                                              -----------      -----------

Cash at end of period                                         $      (131)     $     7,762
                                                              ===========      ===========

Supplemental information
  Cash paid for taxes                                         $        --      $       800
                                                              ===========      ===========
  Cash paid for interest expense                              $        --      $     4,988
                                                              ===========      ===========

Non-Cash Activities:
     Issuance of common stock to
          unrelated third party for deposit on media time     $   198,000      $        --
    Value of issuance of warrants in connection
          with convertible debt                               $    17,937      $        --
    Recorded a beneficial conversion feature                  $   491,649      $   428,343
    Stock Subscription Receivable                             $        --      $    45,000


See notes to interim unaudited consolidated financial statements

                                       5

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ingen Technologies, Inc., a Georgia corporation (the "Company" or "Ingen Technologies"), is a public company trading under NASDAQ OTC: ITEC. Ingen Technologies, Inc. owns 100% of the capital stock of Ingen Technologies, Inc., a Nevada corporation that has been in business since 1999.

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

Presentation of Interim Information: The accompanying interim consolidated financial statements for the three months ended August 31, 2008 and 2007, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2008.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the three months ended August 31, 2008 and 2007, have been made. The results of operations for the three months ended August 31, 2008 are not necessarily indicative of the operating results for the full year.

Principles of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of Ingen Technologies, Inc. and its subsidiary after elimination of all intercompany accounts and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------

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

Convertible Notes Payable and Derivative Liabilities: The Company accounts for convertible notes payable and warrants in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." This standard requires the conversion feature of convertible debt be separated from the host contract and presented as a derivative instrument if certain conditions are met. Emerging Issues Task Force
(EITF) 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO AND POTENTIALLY SETTLED IN A COMPANY'S OWN STOCK" and EITF 05-2, "THE MEANING OF "CONVENTIONAL CONVERTIBLE DEBT INSTRUMENT" IN ISSUE NO. 00-19" were also analyzed to determine whether the debt instrument is to be considered a conventional convertible debt instrument and classified in stockholders' equity.

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The convertible notes payable issued on June 6, 2006, July 27, 2006, August 30, 2006, January 24, 2007, March 15, 2007, April 15, 2007, May 15, 2007, June 15,
2007, July 31, 2007, June 23, 2008 and August 12, 2008 were evaluated and determined not conventional convertible and, therefore, because of certain terms and provisions including liquidating damages under the associated registration rights agreement the embedded conversion option was bifurcated and has been accounted for as a derivative liability instrument. The stock warrants issued in conjunction with the convertible notes payable were also evaluated and determined to be a derivative instrument and, therefore, classified as a liability on the balance sheet. The accounting guidance also requires that the conversion feature and warrants be recorded at fair value for each reporting period with changes in fair value recorded in the consolidated statements of operations.

A Black-Scholes valuation calculation was applied to both the conversion features and warrants at issuance dates and August 31, 2008. The issuance date valuation was used for the effective debt discount that these instruments represent. The debt discount is amortized over the three-year life of the debts using the effective interest method. The August 31, 2008 valuation was used to record the fair value of these instruments at the end of the reporting period with any difference from prior period calculations reflected in the consolidated statement of operations.

Common Stock: On August 27, 2008, Ingen effectuated a reverse stock split at a rate of one share for every six hundred (600) then outstanding. The Series A Preferred stock was not affected by this reverse stock split. The effect of the reverse stock split has been adjusted for in these financial statements. This reduced the number of common shares outstanding from 342,946,942 to 572,259 as of August 27, 2008, the effective date of the reverse stock split.

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

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Events of default under Note Agreements: Ingen has committed various acts which constitute events of default under its Securities Purchase Agreements dated July 25, 2006, March 15, 2007, July 15, 2007 and June 16, 2008 (and the notes thereunder). The Company has received assurance from counsel for the investors that the investors have not placed the Company in default under the notes and therefore the Company does not consider itself in default. There can be no assurance that the investors will not declare a default in the future. Should such notice of default be received by the Company, its liabilities would increase dramatically due to the penalties, reset provisions, and other damages specified in the transaction documents. The increase in liabilities attributed to a notice of default under the transaction documents could exceed the Company's current market capitalization and affect negatively on its financial condition. The debentures are collateralized by the Company's assets and, in the event the Company is unable to repay or restructure these debentures, there is no assurance that the holders of the debentures will not institute legal proceedings to recover the amounts owed including foreclosure on the Company's assets. Should formal notice of default be given under these notes, the potential default penalty could exceed $6 million as of August 31, 2008.

Research and Development: Ingen incurred expenditures of $6,082 and $1,500 for research and development in the quarters ended August 31, 2007 and August 31, 2008, respectively.

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

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------

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

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------

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

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------

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

To successfully grow the individual segments of the business, the Company must decrease its cash burn rate, improve its cash position and revenue base, and succeed in its ability to raise additional capital through a combination of primarily public or private equity offerings or strategic alliances. The Company also depends on certain contractors, and its sole employee, the CEO, and the loss of any of those contractors or the employee, may harm the Company's business.

Additionally, as described above the Company is technically in default under its convertible note agreements. The Company has received assurance from counsel for the investors that the investors have not placed the Company in default under the notes and therefore the Company does not consider itself in default. There can be no assurance that the investors will not declare a default in the future. Should such notice of default be received by the Company, its liabilities would increase dramatically due to the penalties, reset provisions, and other damages specified in the transaction documents. The increase in liabilities attributed to a notice of default under the transaction documents could exceed the Company's current market capitalization and affect negatively on its financial condition. The financial statements have not been adjusted to reflect the potential damages if the Company is notified of default. Should formal notice of default be given under these notes, the potential default penalty would exceed $6 million as of August 31, 2008.

In the quarter ended August 31, 2008, the Company received net proceeds from the sale of callable secured convertible notes of $140,000 (the principal balance of the notes was $225,000, with debt issuance costs totaling $10,000, and $75,000 of this amount was received after the end of the quarter ended August 31, 2008).

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

The Company incurred a loss of $1,938,816 for the three months ended August 31, 2008, and as of that date, had an accumulated deficit of $12,565,731.

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment as of August 31, 2008 and 2007 is summarized as follow:

                                         As of August 31,    As of August 31,
                                              2008                2007
                                            ---------          ---------

Vehicles                                    $ 145,596          $ 145,596
Furniture & Fixtures                           31,705             31,705
Machinery & Equipment                         188,709            188,709
Leaseholde Improvements                        41,606             41,606
                                            ---------          ---------
                                              407,616            407,616

Less accumulated depreciation                (192,126)          (134,245)
                                            ---------          ---------

Property and Equipment, net                 $ 215,490          $ 273,371
                                            =========          =========


NOTE 4 - ACCRUED EXPENSES

Accrued expenses at August 31, 2008 and 2007 consist of:

                                         As of August 31,    As of August 31,
                                              2008                2007
                                            ---------          ---------

Accrued officer's compensation                 39,000            163,356
Accrued interest expense                      308,973            104,572
Accrued taxes                                   8,350                 --
Accrued royalties payable                         338              1,814
                                            ---------          ---------

Total                                         356,661            269,742
                                            =========          =========

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------

NOTE 5 - CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

6% $1.5 MILLION CONVERTIBLE DEBT

On July 25, 2006, the Company entered into a Securities Purchase Agreement (the "Agreement") and agreed to issue and sell (i) callable secured convertible notes up to $2 million (only $1.5 million of this amount was funded), and (ii) warrants to acquire an aggregate of 33,334 shares of the Company's common stock (originally issued as 20 million shares prior to our reverse stock split at a rate of 600 for 1 which was effective on August 27, 2008). The notes initially bore interest at 6% per annum (with a default interest rate at 15% per annum), and mature three years from the date of issuance. This interest rate was adjusted under an amendment on September 5, 2008. The interest rate was adjusted from 6% to 12%. The interest rate adjustment was effective as of January 1, 2008. The notes are convertible into the Company's common stock at the applicable percentage of the average of the lowest three trading prices for the Company's shares of common stock during the twenty trading day period prior to conversion. The applicable percentage was 50%; however, this percentage was adjusted to 40% under the amendment entered into on September 5, 2008.

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

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------


The Company paid a total of $208,200 in debt issuance costs on the $1.5 million that was received from the sale of the convertible notes. The debt issuance costs are being amortized over the term of the notes, which are due on July 25, 2009.

6% $450,000 CONVERTIBLE DEBT

On March 15, 2007, we entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (the "Investors") and agreed to issue and sell (i) callable secured convertible notes up to $450,000, and (ii) warrants to acquire an aggregate of 15,000 shares of our common stock (originally issued as 9 million shares prior to our reverse stock split at a rate of 600 for 1 which was effective on August 27, 2008). The notes initially bore interest at 6% per annum (with a default interest rate at 15% per annum), and mature three years from the date of issuance. This interest rate was adjusted under an amendment on September 5, 2008. The interest rate was adjusted from 6% to 12%. The interest rate adjustment was effective as of January 1, 2008. The callable secured convertible notes are convertible into shares of our common stock at a variable conversion price based upon the applicable percentage of the average of the lowest three trading prices for the common stock during the twenty-day trading period prior to conversion. The "Applicable Percentage" has been adjusted to 40% under the amendment entered into on September 5, 2008.

The Company paid a total of $50,000 in debt issuance costs on the $450,000 that was received from the sale of the convertible notes. The debt issuance costs are being amortized over the term of the notes, which are due between March 15 and June 15, 2010.

On July 30, 2007, we issued a callable secured convertible note in the amount of $110,000. This note was issued under the same terms as the 6% $450,000 Convertible Debt described above (the March 15, 2007 Securities Purchase Agreement). The interest rate and applicable percentage for conversion of this note were also adjusted to 12% and 40%, respectively, under the amendment entered into on September 5, 2008.

12% $225,000 CONVERTIBLE DEBT

On June 16, 2008, we entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Master Fund, Ltd, and AJW Partners, LLC (the "Investors") and agreed to issue and sell (i) callable secured convertible notes up to $500,000, and (ii) warrants to acquire an aggregate of 33,334 shares of our common stock (originally issued as 20 million shares prior to our reverse stock split at a rate of 600 for 1 which was effective on August 27, 2008). The notes initially bore interest at 6% per annum (with a default interest rate at 15% per annum), and mature three years from the date of issuance. This interest rate was adjusted under an amendment on September 5, 2008. The interest rate was adjusted from 6% to 12%. The interest rate adjustment was effective as of January 1, 2008. The callable secured convertible notes are convertible into shares of our common stock at a variable conversion price based upon the applicable percentage of the average of the lowest three trading prices for the common stock during the twenty-day trading period prior to conversion. The "Applicable Percentage" has been adjusted to 40% under the amendment entered into on September 5, 2008.

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------

The Company has paid a total of $10,000 in debt issuance costs on the $225,000 that has been received from the sale of the convertible notes. The debt issuance costs are being amortized over the term of the note. As of August 31, 2008, the Company had only received $150,000 (net $140,000) of these notes. The remaining $75,000 was received in September 2008 and has been recorded as a receivable as of August 31, 2008.

From March 2008 through August 2008, the Investors converted $38,424 of these notes into 145,564 shares of common stock (adjusted for the reverse stock split on August 27, 2008).

As of August 31, 2008, the total convertible notes payable due to the Investors was equal to $2,246,576. This amount is comprised of: i) the $1.5 million funded under the July 25, 2006 Securities Purchase Agreement; ii) $450,000 from the Securities Purchase Agreement dated March 15, 2007; iii) an additional $110,000 funded on July 15, 2007 under the same terms as the Securities Purchase Agreement dated March 15, 2007; iv) $225,000 in new notes issued under the Securities Purchase Agreement dated June 16, 2008 and v) a reduction in the principal amount of the July 25, 2006 note in the amount of $38,424 for the conversion of a portion of the notes into common shares. We also entered into a convertible note with another party in the amount of $75,000 on June 7, 2006. The total of the principal balance on all convertible notes is $2,321,576.

The value of the convertible feature on all convertible notes exceeded the face value of these notes on the dates of issuance, therefore the initial note discount booked was the total face value of the notes. This discount is being amortized over the terms of the notes. As of August 31, 2008, the cumulative amount of amortization of the discount of the notes was equal to $1,362,826. The unamortized discount as of August 31, 2008 was $972,174.

As of August 31, 2008, the total derivative liability associated with the $1.5 million convertible notes was equal to $3,280,183. The derivative liability associated with the $450,000 convertible notes was equal to $1,070,494. The derivative liability associated with the $110,000 convertible note was equal to $265,351. The $75,000 convertible note had a derivative liability of $57. The derivative liability associated with the $225,000 convertible notes entered into in June and August 2008 was equal to $493,947. The derivative liability associated with the 33,334 warrants that were issued as part of the $1.5 million convertible notes was $2,566 on August 31, 2008. The derivative liability associated with the 15,000 warrants that were issued as part of the $450,000 convertible notes was $1,155. The derivative liability associated with the 33,334 warrants that were issued as part of the June 16, 2008 Securities Purchase Agreement was $2,664. The total of these amounts is $5,116,417.

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------

The following tables describe the valuation of the conversion feature of each tranche of the convertible debenture issued under the $1.5 million Securities Purchase Agreement, using the Black Scholes pricing model on the date of each note:

                                     7/27/2006       8/30/2006        1/24/2007
                                      Tranche         Tranche          Tranche
                                    -----------      ----------      -----------
Approximate risk free rate                5.25%           4.80%            4.65%
Average expected life                  3 years         3 years        2.5 years
Dividend yield                               0%              0%               0%
Volatility                              202.01%         201.26%          138.21%
Estimated fair value
  of conversion feature
  on date of notes                  $1,328,118       $1,137,929       $  371,193
Estimated fair value
  of conversion feature
  as of August 31, 2008             $1,466,940       $1,344,914       $  468,329

The Company recorded the fair value of the conversion feature, aggregate of $2,837,240, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received from each tranche, with the excess of $1,337,240 charged to expense. Amortization expense related to the conversion feature discount for the quarter ended August 31, 2008 was $142,551. Remaining unamortized discount as of that date was $443,652. For the quarter ended August 31, 2008, the Company has reported $735,650 in other expense related to changes in its derivative liability associated with these notes.

The Company also granted warrants to purchase 33,334 shares of common stock in connection with the financing. The warrants are exercisable at $6.00 per share for a period of seven years, and were fully vested (these were originally issued as 20,000,000 warrants to purchase stock at a price of $0.10 per share. The price and number of warrants has been adjusted for the reverse stock split on August 27, 2008). The warrants were originally valued at $1,987,103 using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used.


                                                     7/26/2006
                                                     --------------
Approximate risk free rate                                5.23%
Average expected life                                   7 years
Dividend yield                                             0%
Volatility                                              201.26%
Number of warrants granted                              33,334
Estimated fair value of total warrants granted       $1,987,478

The warrants were revalued as of the date of this report at a value of $2,556 using the Black- Scholes Option Pricing Model. For the quarter ended August 31, 2008, the Company has reported $8,623 in other income related to changes in its derivative liability associated with these warrants.

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------

On June 7, 2006, the Company entered into an agreement with an accredited investor for sale of a convertible debenture. The Company received proceeds of $75,000 from the sale of the convertible debenture on June 7, 2006. The debenture is convertible at any time within a three year period into 6,250 shares of common stock at $1.20 per share. The debenture carries an interest rate of 6% per annum, and payable annually. In the event that the debenture is not converted to common stock, any unpaid balance, including interest and the principal, becomes due on May 31, 2009.

                                                        6/7/2006
                                                     --------------
Approximate risk free rate                                4.99%
Average expected life                                   3 years
Dividend yield                                             0%
Volatility                                               202.01%
Estimated fair value of conversion feature
  on date of note issuance                             $ 437,565
Estimated fair value of conversion feature
  as of August 31, 2008                                $      57

The Company recorded the fair value of the conversion feature of $437,565, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received with the excess of $362,565 charged to expense. Amortization expense related to the conversion feature discount for the quarter ended August 31, 2008 was $6,342. Remaining unamortized discount as of that date was $18,750. For the quarter ended August 31, 2008, the Company has reported $736 in other income related to changes in its derivative liability associated with this note.

The following tables describe the valuation of the conversion feature of each tranche of the convertible debenture that were issued as part of the $450,000 Securities Purchase Agreement, using the Black Scholes pricing model on the date of each note:

                                 3/15/2007    4/16/2007    5/15/2007   6/15/2007
                                  Tranche      Tranche      Tranche     Tranche
                                 --------     --------     --------     --------
Approximate risk free rate          4.47%        4.80%        4.87%        5.13%
Average expected life             3 years      3 years      3 years      3 years
Dividend yield                         0%           0%           0%           0%
Volatility                        182.97%      193.30%      193.30%      235.23%
Estimated fair value
  of conversion feature
  on date of notes               $237,789     $218,638     $218,638     $214,099
Estimated fair value
  of conversion feature
  as of August 31, 2008          $282,184     $261,582     $262,797     $263,930

The Company recorded the fair value of the conversion feature, aggregate of $889,164, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received from each traunch, with the excess of $489,164

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


charged to expense. Amortization expense related to the conversion feature discount for the quarter ended August 31, 2008 was $37,808. Remaining unamortized discount as of that date was $248,521. For the quarter ended August 31, 2008, the Company has reported $233,406 in other expense related to changes in its derivative liability associated with these notes.

The Company also granted warrants to purchase 15,000 shares of common stock in connection with the financing. The warrants are exercisable at $36.00 per share for a period of seven years, and were fully vested (these were originally issued as 9,000,000 warrants to purchase stock at a price of $0.60 per share. The price and number of warrants has been adjusted for the reverse stock split on August 27, 2008). The warrants were originally valued at $443,468 using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used.

                                                                  3/15/2007
                                                                  --------
     Approximate risk free rate                                       4.47%
     Average expected life                                         7 years
     Dividend yield                                                      0%
     Volatility                                                     182.97%
     Number of warrants granted                                     15,000
     Estimated fair value of total warrants granted               $443,468

The warrants were revalued as of the date of this report at a value of $1,155 using the Black-Scholes Option Pricing Model. For the year ended August 31, 2008, the Company has reported $3,858 in other income related to changes in its derivative liability associated with these warrants.

The following tables describe the valuation of the conversion feature of the $110,000 convertible debenture that was issued under the same terms as the $450,000 Securities Purchase Agreement, using the Black Scholes pricing model on the date of the note:

                                                                  7/15/2007
                                                                   --------
     Approximate risk free rate                                       4.57%
     Average expected life                                         3 years
     Dividend yield                                                      0%
     Volatility                                                     236.86%
     Estimated fair value
       of conversion feature
       on date of note                                            $214,244
     Estimated fair value
       of conversion feature
       as of August 31, 2008                                      $265,351

The Company recorded the fair value of the conversion feature of $214,244 as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received, with the excess of $114,244 charged to expense. Amortization expense related to the conversion feature discount for the quarter ended August

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

31, 2008 was $9,242. Remaining unamortized discount as of that date was $70,018. For the quarter ended August 31, 2008, the Company has reported $58,218 in other expense related to changes in its derivative liability associated with this note.

The following tables describe the valuation of the conversion feature of each tranche of the convertible debenture that were issued as part of the $500,000 Securities Purchase Agreement dated June 16, 2008, using the Black Scholes pricing model on the date of each note:

                                6/16/2008     8/12/2008
                                Tranche       Tranche
                                ---------     ---------
Approximate risk free rate         3.73%         3.73%
Average expected life           3 years       3 years
Dividend yield                        0%            0%
Volatility                       238.93%       274.26%
Estimated fair value
  of conversion feature
  on date of notes             $244,372      $247,277
Estimated fair value
  of conversion feature
  as of August 31, 2008        $246,714      $247,233

The Company recorded the fair value of the conversion feature, aggregate of $491,649, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received from each traunch, with the excess of $291,649 charged to expense. Amortization expense related to the conversion feature discount for the quarter ended August 31, 2008 was $8,767. Remaining unamortized discount as of that date was $191,233. For the quarter ended August 31, 2008, the Company has reported $2,298 in other expense related to changes in its derivative liability associated with these notes.

The Company also granted warrants to purchase 33,334 shares of common stock in connection with the financing. The warrants are exercisable at $0.60 per share for a period of seven years, and were fully vested. (These were originally issued as 20,000,000 warrants to purchase stock at a price of $0.001 per share. The price and number of warrants has been adjusted for the reverse stock split on August 27, 2008). The warrants were originally valued at $17,937 using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used.

                                                    3/15/2007
                                                   ----------
Approximate risk free rate                            3.94%
Average expected life                              7 years
Dividend yield                                           0%
Volatility                                          238.93%
Number of warrants granted                          33,334
Estimated fair value of total warrants granted     $17,937

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The warrants were revalued as of the date of this report at a value of $2,664 using the Black-Scholes Option Pricing Model. For the quarter ended August 31, 2008, the Company has reported $15,273 in other income related to changes in its derivative liability associated with these warrants.

Maturities of Notes Payable:

Future maturities of our convertible notes payable due during the years ended August 31 are as follows:

      2009     $1,536,576
      2010        560,000
      2011        225,000
               ----------
     TOTAL     $2,321,576
               ==========

Summary of Convertible Notes Payable and Derivative Liabilities

The following is a summary of the convertible notes payable and derivative liability:


                                               Change in        Unamortized
                                 Current       Derivative       Debt Discount
                                Conversion    Liability in         as of
                                  Value      Current Period    August 31, 2008
                               -----------     -----------      -----------
$1.5m Convertible Notes        $ 3,280,183     $   735,650      $   443,652
$450,000 Convertible Notes       1,070,494         233,406          248,521
$110,000 Convertible Note          265,351          58,218           70,018

$75,000 Convertible Note                57            (736)          18,750

$225,000 Convertible Notes         493,947           2,298          191,233

July 2006 Warrants                   2,566          (8,623)              --

March 2007 Warrants                  1,155          (3,858)              --

June 2008 Warrants                   2,664         (15,273)              --
                               -----------     -----------      -----------
                               $ 5,116,417     $ 1,001,082      $   972,174
                               ===========     ===========      ===========

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

EVENTS OF DEFAULT UNDER NOTE AGREEMENTS

The Company has committed various acts which constitute events of default under its Securities Agreements dated July 25, 2006, March 15, 2007, July 30, 2007 and June 16, 2008 (and the notes thereunder with total principal balances of $2,285,000). The Company has received assurance from counsel for the investors that the investors have not placed the Company in default under the notes and therefore the Company does not consider itself in default. There can be no assurance that the investors will not declare a default in the future. Should such notice of default be received by the Company, its liabilities would increase dramatically due to the penalties, reset provisions, and other damages specified in the transaction documents. The increase in liabilities attributed to a notice of default under the transaction documents could exceed the Company's current market capitalization and affect negatively on its financial condition by in excess of $6 million dollars. The debentures are collateralized by the Company's assets and, in the event if the Company is unable to repay or restructure these debentures, there is no assurance that the holders of the debentures will not institute legal proceedings to recover the amounts owed including foreclosure on the Company's assets.

DERIVATIVE LIABILITIES

In accordance with EITF 00-19, the conversion feature of each convertible debenture and the stock warrants issued in conjunction with convertible debentures have been included as long-term liabilities and were originally valued at fair value at the date of issuance. As a liability, the convertible features and the stock warrants are revalued each period until and unless the debt is converted. As of August 31, 2008, the fair values of the conversion feature and the stock warrants aggregated to $5,116,417. The Company recorded expense of $1,001,082 related to the change in fair value from the last date of valuation of the convertible debt to August 31, 2008. This amount is recorded as "Change in Derivative Liabilities" a component of other income in the accompanying consolidated statement of operations. If the debt is converted prior to maturity, the carrying value will be transferred to equity.

NONEMPLOYEE OPTIONS

The Company has accounted for options granted to nonemployees in accordance with FAS 123. Under FAS 123, the option award is based on the fair market value of the underlying security based on the Black-Scholes Pricing Model, less the option price.

NOTE 6 - PREFERRED STOCKS

The Company is authorized to issue 40,000,000 shares of no par value Series A preferred stock. As of August 31, 2008, the Company had 38,275,960 shares of preferred stock Series A issued and outstanding. No dividends shall accrue or be payable on the Series A preferred stocks. The Company has the right to redeem each share of Series A preferred stock for $1; however, there is no obligation for this redemption. Each share of Series A preferred stock is entitled to vote on all matters with holders of the common stock; however, each Series A preferred stock is entitled to 1 vote. Each share of Series A preferred stock is convertible, at the option of the holder and subject to a 65 day written notice to the Company, at any time after the date of the issuance into 1 share

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

of fully paid and non-assessable share of common stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series A preferred stock shall be entitled to be paid $1 per share before any payments or distribution of assets of the Company to the holders of the common stock or any other equity securities of the Company.

On May 21, 2006, the Company and a subscriber entered into an Investment Contract (the "Contract") in which the subscriber agreed to purchase 3 million shares of the Company's restricted series A preferred shares at a price of $0.0733 per share or $220,000. Under the Contract, these shares are to be registered by the Company on Form S-1. Such registration has not occurred. As of August 31, 2008, all 3 million shares of restricted series A preferred shares were issued and a subscription receivable of $220,000 was recorded against the Company's equity.

NOTE 7 - COMMON STOCK

On August 27, 2008, Ingen effectuated a reverse stock split at a rate of one share for every six hundred (600) then outstanding. The Series A Preferred stock was not affected by this reverse stock split. The effect of the reverse stock split has been adjusted for in these financial statements. This reduced the number of common shares outstanding from 342,946,942 to 572,259 as of August 27, 2008, the effective date of the reverse stock split.

NOTE 8 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                           FOR THE QUARTERS ENDED AUGUST 31,
                                               2008              2007
                                           ------------     ------------

Numerator:  Net loss                       $(1,938,816)     $(1,377,336)
                                           ------------     ------------

Denominator:
   Weighted Average Number of Shares           744,853           62,944

Net loss per share - Basic and diluted     $     (2.60)     $    (21.88)


As the Company incurred a net loss for the three months ended August 31, 2008 and 2007, it has excluded from the calculation of diluted net loss per share approximately 106,850,566 and 201,937 shares, respectively. These shares represent the Series A preferred stock, outstanding warrants and assume that all convertible notes could be converted at the market price as of August 31, 2008

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - SEGMENT INFORMATION


and 2007, respectively. SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment detailed information of the reportable segment is not presented.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company had notes payable to its CEO, Scott Sand, in the amounts of $22,973 and $92,829 as of August 31, 2008 and 2007, respectively. The bulk of the balance due as of August 31, 2007 was a result of business expenses paid by Mr. Sand on his personal credit cards. The Company recorded interest in the amount of finance charges on the credit cards. The related accrued interest of $4,988 is included in the note balance as of August 31, 2007. No interest was charged on the amount due as of August 31, 2008. In addition to the note amounts, the Company also has accrued salary expense payable to Mr. Sand in the amounts of $39,000 and $163,356 as of August 31, 2008 and 2007, respectively. The total amount due to Mr. Sand as of August 31, 2008 was $61,973.

NOTE 11 - LEASE OBLIGATION

The Company leases its administrative office under an unsecured lease agreement which expires on April 1, 2011. The Company also maintains a corporate office under a month-to-month lease agreement. As of August 31, 2008, the remaining lease obligation is as follows:

                     Year Ending                Lease
                        August 31,               Obligation
                   ---------------------------------------
                         2009                $   20,400
                         2010                    20,400
                         2011                    20,400
                         2012                    11,900
                                             -----------
                                             $   73,100
                                             ===========

The total rent expense for the quarter ended August 31, 2008 was $6,680.

NOTE 12 - INTANGIBLE ASSETS

The Company has recorded patents at a cost of $67,345. This represents legal costs of filing for patents and the purchase of the exclusive rights for a patent for Oxyview (TM) with common stock valued at $60,000. Although the patents are still pending with the US Patent and Trademark office, since the Company is using the patents and selling its Oxyview (TM) units it has decided to begin a 15-year amortization of the costs of the patents. The Company booked amortization expense in the amount of $1,122 in the quarter ended August 31, 2008 on the cost of its patents.

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of August 31, 2008.

NOTE 14 - MATERIAL CONTRACTS

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

NOTE 15 - SUBSEQUENT EVENTS

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

INGEN TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


On September 17, 2008, Jeffrey Gleckman converted 4,000,000 of Series A preferred shares into common stock. Upon this conversion, Mr. Gleckman owned 49.7% of our total outstanding common shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect management's current views with respect to future events and financial performance. In this report, the words "anticipates," "believes," "expects," "intends," "future," "may" and similar expressions identify forward-looking statements. These and other forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Risk Factors section of this Item 2 and elsewhere in this Form 10-Q, that could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of the Form 10-QSB with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2008 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2007

We reported gross sales of $987 in the quarter ended August 31, 2008. Our total sales fell 99% from sales of $117,471 in the quarter ended August 31, 2007. Our sales decrease was attributable to management's decision to move away from sales and marketing of our Secure Balance product. Our Secure Balance sales were $75,695 in the quarter ended August 31, 2007 and we did not sell any units of Secure Balance in the quarter ended August 31, 2008. We expect our total sales of Secure Balance to continue to be low as we focus the vast majority of our sales and marketing efforts on Oxyview and as we move toward the introduction of our OxyAlert product. Since we are not a manufacturer of any Secure Balance products, we have no control over competitive pricing or manufacturing costs. We determined that this could negatively affect margins and gross profits of our Secure Balance sales. We are focusing on Oxyview because we are the manufacturer and we can control manufacturing costs and competitive pricing for its distribution, hospital group purchasing organizations and partnerships with its respiratory equipment manufacturers. We anticipate that our sales of Oxyview will increase from the current quarter's sales as we expand sales channels.

Our total sales of Oxyvew in the quarter ended August 31, 2008 were $788. This is a 98% decrease from our sales of Oxyview in the quarter ended August 31, 2007. Our sales of Oxyview in that quarter were $40,544. We had a one-time sale of $40,000 in the quarter ended August 31, 2007 which accounts for the difference between the two quarters. We have not had adequate resources to adequately market and advertise Oxyview and have thus had very low sales. Should we secure additional financing, we anticipate that we can increase sales of Oxyview.

Our sales of supplies were $60 in the quarter ended August 31, 2008, which was a decrease of 54.6% from the $132 sales of supplies in August 31, 2007.

We also recorded revenues from freight collected in the amount of $139 in the quarter ended August 31, 2008, which was a decrease of 87.4% from the $1,100 in freight collected in the quarter ended August 31, 2007. This decrease is a direct function of the sales decreases of Secure Balance.

Our total cost of sales was $115 in the quarter ended August 31, 2008 and our gross profit was $872 (a gross margin of 88.3%). We reported cost of sales of $67,413 in the quarter ended August 31, 2007 with a gross profit of $50,058 (a gross margin of 42.6%). We anticipate that our gross margin will continue to stay in the range of the current quarter as we continue to generate the bulk of our sales from our Oxyview units, which generates a higher gross margin than our Secure Balance sales. In the quarter ended August 31, 2008, the cost of sales for our Oxyview sales was $115 which generated a gross profit of $673 (a gross margin of 85.4%), this is compared to cost of sales of $10,642 in the quarter ended August 31, 2007 which generated a gross profit of $29,902 (a gross margin of 73.8%). Secure Balance sales in the quarter ended August 31, 2007 generated a gross margin of 25% (cost of sales of $56,771 generating a gross profit of $18,924).

Our selling, general and administrative expenses were $276,933 in the quarter ended August 31, 2008. This was a decrease of approximately 31.9% from the selling, general and administrative expenses of $406,694 reported in the quarter ended August 31, 2007. The decrease in SG&A is primarily attributable to lack of available capital to market our products.

The largest components of our SG&A are legal and professional services, travel associated with both sales and business development, outside services and salaries. Our advertising expense dropped from $19,969 in the quarter ended August 31, 2007 to zero in the quarter ended August 31, 2008. This drop in advertising expense is due to less available capital for advertising and a decrease in advertising of our Secure Balance product. We expect advertising expense to continue to be low until we secure additional capital to allocate to advertising and promoting of Oxyview.

We spent $68,193 on legal and professional fees in the quarter ended August 31, 2008. This was an increase of 170% over the legal and professional fees of $25,207 in the quarter ended August 31, 2007. A large portion of our legal and professional fees related to the task of making various filings required by the SEC and responding to comments of the SEC relating to those filings. We anticipate continued legal and professional fees at approximately our current level of expense as we attempt our move to be listed on the OTC Bulletin Board.

Our travel expense decreased from $63,430 in the quarter ended August 31, 2007 to $40,172 in the quarter ended August 31, 2008 (a decrease of 36.7%). This drop in travel expense is due to less available capital for travel related to the promotion of our products and our company in general. We expect travel expense to increase when we secure additional capital to allocate to travel expense.

The amounts we paid for outside services decreased from $118,863 in the quarter ended August 31, 2007 to $61,276 in the quarter ended August 31, 2008 (a decrease of 48.5%). The bulk of our outside service expense in the quarter ended August 31, 2007 was due to issuing stock to individuals for services. We had no such issuances in the current quarter.

The amounts we paid for salaries decreased from $70,933 in the quarter ended August 31, 2007 to $61,743 in the quarter ended August 31, 2008 (a decrease of 13.0%). This decrease is due to our decreasing staff and paying part-time help on a contractor basis in the quarter ended August 31, 2008.

Our interest expense for the quarter ended August 31, 2007 was $661,673. This is an increase of 48.1% from the interest expense of $446,911 in the quarter ended August 31, 2007. The vast majority of our interest expense related to the accounting treatment of the convertible feature of the notes payable. The interest expense relating to financing costs in the quarters ended August 31, 2008 and 2007 was $545,971 and $411,273, respectively. The interest expense relating to financing costs increased due to the new notes entered into in the current quarter. The interest expense accrued on the notes payable and other interest paid in the quarters ended August 31, 2008 and 2007 was $115,702 and $35,638, respectively. The interest accrued in the quarter ended August 31, 2008 increased dramatically compared to the quarter ended August 31, 2007 due to the interest expense adjustment associated with the September 5, 2008 amendment to the convertible notes. This amendment changed the interest expense on notes with a principal balance of $2,246,576 from 6% to 12%. This adjustment, because it was effective as of January 1, 2008, caused an interest adjustment of $82,683 due to this higher interest rate.

We recorded expense due to the change in our derivative liability in the amount of $1,001,082 in the quarter ended August 31, 2008. This is compared to an expense in the amount of $573,779 in the quarter ended August 31, 2007. This expense was a result of the Company's treatment of certain convertible notes payable and warrants. The Company is required to value the convertible feature of each convertible note and also value the warrants when they are issued. The valuation was done again as of August 31, 2008 and 2007. Any increases in these values, which are based on a Black Scholes valuation, have been recorded as expense and decreases are recorded as income.

We have not generated net profit to date and therefore have not paid any federal income taxes since inception. We paid $0 and $10 in state taxes in the quarters ended August 31, 2008 and 2007, respectively. We estimate that our federal tax net operating loss carryforward will be approximately $5.8 million as of May 31, 2008, the end of our last fiscal year. This carryforward was equal to $4.6 million as of May 31, 2007. The loss carryforward will begin to expire in 2019, if not utilized. Our ability to utilize our net operating loss and tax credit carryforwards may be limited in the event of a change in ownership.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2008, our current assets totaled $162,581 (including, accounts receivable of $66, inventory of $74,715, receivable from our convertible debentures of $75,000 and prepaid expenses of $12,800). Total current liabilities were $1,786,797, consisting of $131 in a cash overdraft, $235,819 in accounts payable, $356,661 in accrued expense, $22,973 in an officer's loan, $1,074,174 of short-term convertible notes payable, $82,500 of short-term notes and $14,539 representing the current portion of long-term debt. We had $987 sales in the quarter ended August 31, 2008 and sales of convertible debentures on which we netted $140,000. Our finances were assisted by deferments from our CEO and Chairman Scott R. Sand. Mr. Sand accrued $39,000 in salary in the quarter. As of August 31, 2008, we owed Mr. Sand $39,000 in accrued salary and an additional $22,973 for expenses that he has paid on behalf of the Company.

At August 31, 2007, our current assets totaled $178,912 (including cash of $7,762, accounts receivable of $78,090, inventory of $74,953 and prepaid expenses of $18,107). Total current liabilities were $466,114, consisting of $80,654 in accounts payable, $269,742 in accrued expense, $8,350 in taxes payable, $92,829 in an officer's loan and $14,539 representing the current portion of long-term debt. We had $117,471 of sales in the quarter ended August 31, 2007, sales of convertible debentures on which we netted $200,000 and sales of common stock on which we netted $74,800. Our finances were assisted by deferments from our CEO and Chairman Scott R. Sand. Mr. Sand accrued $50,000 in salary in the quarter. As of August 31, 2007, we owed Mr. Sand $163,356 in accrued salary and an additional $92,829 for expenses that he paid on behalf of the Company.

Our future cash requirements will depend on many factors, including finishing the development of our OxyAlert, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization for OxyAlert in particular, as well as our ongoing Secure Balance and Oxyview sales efforts. We intend to seek additional funding through public or private financing transactions. Successful future operations are subject to a number of technical and business risks, including our continued ability to obtain future funding, satisfactory product development and market acceptance for our products.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

MATERIAL COMMITMENTS

Convertible Notes Payable - The Company has entered into convertible debenture agreements that total $2,360,000 from June 2006 through August 2008. As of August 31, 2008, these notes were convertible into approximately 106 million shares of the Company's post-reverse split common stock. Additionally, the note holders (or their affiliates) were initially granted options to purchase up to 81,668 shares of the Company's common stock (these warrants were initially issued to purchase 49,000,000 shares of common stock, but the number has been adjusted for the 600 to 1 reverse stock split which was effective on August 27,
2008). If all of the notes were converted and the warrants were exercised, the note holders could own more than ninety-five percent of the Company's outstanding common stock, however under the terms of the agreements the note holders can not convert their notes into holdings that would exceed 4.99% of the Company's outstanding common stock. The notes were entered into under the terms of three different agreements.

On July 25, 2006, the Company entered into a Securities Purchase Agreement (the "Agreement") and agreed to issue and sell (i) callable secured convertible notes up to $2 million, and (ii) warrants to acquire an aggregate of 20 million shares of the Company's common stock (due to the reverse stock split effective on August 27, 2008, the warrants can now acquire 33,334 shares of the Company's common stock at a price of $60.00 per share). The notes bear interest at 6% per annum, and mature three years from the date of issuance. The notes are convertible into the Company's common stock at the applicable percentage of the average of the lowest three trading prices for the Company's shares of common stock during the twenty trading day period prior to conversion. The applicable percentage is 50%; however, the percentage shall be increased to: (i) 55% in the event that a Registration Statement is filed within thirty days from July 26, 2006, and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from July 26, 2006. The Company has not had a Registration Statement become effective as of the date of this Report. At August 31, 2008, only $1.5 million of the convertible notes were funded. On September 5, 2008, the conversion rate and interest rate of the July 2006 convertible debentures have been adjusted as set forth below. The "Applicable Percentage" (as defined in each of the notes to be the rate at which the note holders can convert their debt into common stock) has been adjusted to 40%. This means that the convertible note holders can now convert their debt into stock at the average of the lowest three trading prices for the common stock during the twenty day trading period prior to conversion multiplied by 40%. Also the interest rate on all convertible notes has been adjusted from 6% to 12%. This interest rate adjustment was retroactive to January 1, 2008.

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

On March 15, 2007, the Company entered into a Securities Purchase Agreement (the "Agreement") and agreed to issue and sell (i) callable secured convertible notes up to $450,000, and (ii) warrants to acquire an aggregate of 9 million shares of the Company's common stock (due to the reverse stock split effective on August 27, 2008, the warrants can now acquire 15,000 shares of the Company's common stock at a price of $36.00 per share). The callable secured convertible notes (4 notes, $450,000 total loan principal; 3 year term; 6% annual interest, 15% annual "default interest") are convertible into shares of our common stock at a variable conversion price based upon the applicable percentage of the average of the lowest three (3) Trading Prices for the Common Stock during the twenty (20) Trading Day period prior to conversion. The "Applicable Percentage" means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the closing. Under the terms of the callable secured convertible note and the related warrants, the callable secured convertible note and the warrants are exercisable by any holder only to the extent that the number of shares of common stock issuable pursuant to such securities, together with the number of shares of common stock owned by such holder and its affiliates (but not including shares of common stock underlying unconverted shares of callable secured convertible notes or unexercised portions of the warrants) would not exceed 4.99% of the then outstanding common stock as determined in accordance with Section 13(d) of the Exchange Act. The shares underlying the convertible notes are subject to a registration rights agreement. The Company also agreed to increase its number of authorized shares of common stock from 100 million to 500 million. The total number of authorized shares of common stock was increased to 750 million in February 2008. On September 5, 2008, the conversion rate and interest rate of the March 2007 convertible debentures have been adjusted as set forth below. The "Applicable Percentage" (as defined in each of the notes to be the rate at which the note holders can convert their debt into common stock) has been adjusted to 40%. This means that the convertible note holders can now convert their debt into stock at the average of the lowest three trading prices for the common stock during the twenty day trading period prior to conversion multiplied by 40%. Also the interest rate on all convertible notes has been adjusted from 6% to 12%. This interest rate adjustment was retroactive to January 1, 2008.

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

The Company received the first tranche of $120,000 on March 15, 2007, less issuance costs of $20,000, the second tranche of $110,000, less issuance costs of $10,000 on April 16, 2007, and the third tranche of $110,000 was received on May 15, 2007, less issuance costs of $10,000. The final tranche of $110,000 was received in June 2007. An additional $110,000 was funded on July 15, 2007 under the sames terms of the Securities Purchase Agreement dated March 15, 2007.

The Company issued seven year warrants to purchase 9,000,000 shares of its common stock at an exercise price of $0.06. These warrants have been adjusted to reflect the reverse split on August 27, 2008 to warrants to purchase 15,000 shares of common stock at a price of $36.00.

On June 16, 2008, the Company entered into a Securities Purchase Agreement (the "Agreement") and agreed to issue and sell (i) callable secured convertible notes up to $500,000, and (ii) warrants to acquire an aggregate of 20 million shares of the Company's common stock (due to the reverse stock split effective on August 27, 2008, the warrants can now acquire 33,334 shares of the Company's common stock at a price of $0.60 per share). The callable secured convertible notes are convertible into shares of our common stock at a variable conversion price based upon the applicable percentage of the average of the lowest three
(3) Trading Prices for the Common Stock during the twenty (20) Trading Day period prior to conversion. The "Applicable Percentage" (as defined in each of the notes to be the rate at which the note holders can convert their debt into common stock) has been adjusted to 40%. This means that the convertible note holders can now convert their debt into stock at the average of the lowest three trading prices for the common stock during the twenty day trading period prior to conversion multiplied by 40%. Also the interest rate on all convertible notes has been adjusted from 6% to 12%. This interest rate adjustment was retroactive to January 1, 2008.

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

The Company received the first tranche of $100,000 on June 16, 2008, less issuance costs of $10,000, the second tranche of $100,000 was agreed to on August 12, 2008 and a third tranche agreement was signed on August 29, 2008 in the amount of $25,000. $75,000 of these note proceeds was not received until September 2008.

The Company issued seven year warrants to purchase 33,334 shares of its common stock at an exercise price of $0.60. (These warrants were originally issued to purchase 20 million shares at $0.001 but they have been adjusted to reflect the reverse split on August 27, 2008).

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4.  CONTROLS AND PROCEDURES

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

ITEM 4T.  CONTROLS AND PROCEDURES

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


                          PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 15, 2008, the Company and its CEO Scott Sand were named in a civil case in the Superior Court of the County of San Bernardino. The filing was made by Citibank and sought damages of $13,589 stemming from past due credit card charges. Although this credit card was a personal credit card of Mr. Sand, the Company was named in the filing. On October 14, 2008, Mr. Sand entered into a settlement agreement to pay a sum of $11,121 in three installments from October 24, 2008 through November 28, 2008. Upon the timely payment of the three installments, the plaintiff will file a Dismissal With Prejudice of the entire action. Should payments not be made in a timely fashion, the settlement offer will be null and void and the plaintiff will continue with all applicable legal remedies.

ITEM 1A.  RISK FACTORS

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

The competition with Oxyview is very small. There are 3 major manufacturers of oxygen flow meters, all of whom manufacture the gravity dependent [ball in tube] flow meter that can only attach directly to the delivery system. Specifically, there are two other in-line oxygen flow meters, the Liter-Meter manufactured by Erie Medical, Inc., and the Rotameter manufactured by King Instruments. Both of these devices are gravity dependent flow meters that include glass housings and are heavier and more difficult to use as compared to the Oxyview. Oxyview only weighs approximately 4 grams, less than 1/4 the weight of the Liter-Meter and Rotameter. It is made of medical grade polycarbonate which is lighter, more durable and less of a safety factor compared to the glass house used on the competitive models. More important, Oxyview is not gravity dependent and works in any position, providing a more accurate reading and more user friendly environment for the patients and clinicians. The Liter-Meter and Rotameter are gravity dependent, and must be held vertical to provide a reading. Oxyview is not affected by normal temperature changes and humidity, and can function at high altitudes for private and commercial aviation use; whereas the Liter-Meter and Rotameter are affected by temperature, humidity and gravity, and become even more unstable in providing a reading for oxygen flow rate. The size of competition is expected to enhance our planned marketing campaign.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We have experienced significant operating losses in each period since our inception. As of August 31, 2008, we have incurred total accumulated losses of $12,565,731. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in the development of our products and from general and administrative costs associated with operations. We expect to incur increasing operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

WE HAVE RELIED ON CAPITAL CONTRIBUTED BY RELATED PARTIES, AND SUCH CAPITAL MAY NOT BE AVAILABLE IN THE FUTURE.

The Company has relied on loans and compensation deferrals from our CEO and Chairman, Scott R. Sand, and investment in the form of convertible notes payable from various individuals and entities to sustain the Company from 1999 into the current fiscal year. Although Mr. Sand has converted the amounts owed to him into shares of our common stock and Series A Convertible Preferred Stock, we may have to look again to Mr. Sand for assistance in financing. There is no guarantee that Mr. Sand will have financial resources available to assist in our funding. As of August 31, 2008, the Company owes Mr. Sand $22,973 for expenses paid on behalf of the Company and Mr. Sand has deferred $39,000 in compensation as of August 31, 2008. If future capital is not available from Mr. Sand or other third parties in the future, the Company's operations may be negatively affected.

OUR RESPIRATORY PRODUCTS MAY NOT BE SUCCESSFULLY DEVELOPED OR COMMERCIALIZED, WHICH WOULD HARM US AND FORCE US TO CURTAIL OR CEASE OPERATIONS.

We are an emerging medical device manufacturer registered with the US Food and Drug Administration where Oxyview is classified as a Class-I medical device. Oxyview is currently being sold. The OxyAlert product is still in the late stages of development as we still need manufacturing prototypes. Of the respiratory products, only Oxyview is currently being marketed and sold. Our Oxyview sales for the quarter ended August 31, 2008 were $788. Our products may not be successfully developed or commercialized on a timely basis, or at all. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of our products or other potential products, or if our products do not achieve a significant level of market acceptance, we would be forced to curtail or cease operations. Even if we develop our products for commercial use, we may not be able to develop products that:

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

A SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, or conversion of convertible notes, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. As of October 7, 2008, 336,611 shares of our issued common stock are unrestricted and 7,712,660 shares are restricted (but many may be eligible to have restrictions lifted). Further, at August 31, 2008, we had $2,321,576 in convertible notes outstanding, which may be converted into restricted common stock or if eligible, into unrestricted common stock under Rule 144.

RISKS RELATING TO OUR FINANCING AGREEMENTS:

EVENTS OF DEFAULT UNDER OUR CONVERTIBLE DEBENTURES

We have entered into a series of convertible note agreements; specifically, a $1.5 million convertible agreement entered into on July 25, 2006, the $450,000 convertible debt entered into on March 15, 2007, the $110,000 convertible note entered into on July 30, 2007 and $225,000 convertible debt entered into on June 16, 2008. Under the transaction documents, we have committed various acts and failed to timely perform other acts that constitute events of default under the transaction documents. We have received assurance from counsel for the investors that "You are not in default. We [the investors] have to put you into default and we have not." There can be no assurance that the investors will not declare a default in the future. Our stockholders should be aware that if the investors provide written notice of default to us, then our liabilities would increase dramatically due to the penalties, reset provisions, and other damages specified in the transaction documents. The increase in liabilities attributed to a notice of default under the transaction documents could vastly exceed our current market capitalization and have dramatic negative affects on our financial condition. The debentures are collateralized by our assets and, in the event if we are unable to repay or restructure these debentures, there is no assurance that the holders of the debentures will not institute legal proceedings to recover the amounts owed including foreclosure on our assets. We estimate that our default penalties could exceed $6 million in a "parity value" default provision under these note agreements.

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

The following table shows the effect on the number of shares issuable upon full conversion ($2,246,576 aggregate principal)(without taking into account the

4.99% limitation or any interest, penalties, events of default or other amounts under the notes), in event our common stock price declines by 25%, 50% and 75% from the trading price at $.01 on October 8, 2008.


                                              Price Decreases by:

                             10/8/2008         25%           50%                  75%

Common Stock Price (1)         0.01           0.0075             0.005              0.0025

Conversion Price (2)         $0.004           $0.003            $0.002              $0.001

100% Conversion Shares  561,644,000      748,858,667     1,123,288,000       2,246,576,000


(1) Represents the average of the lowest three (3) trading prices for the common stock during the twenty (20) trading day period prior to October 8, 2008, 2008 as calculated pursuant to the agreements.
(2) Assuming 40% applicable percentage. On September 5, 2008, Ingen amended its Securities Purchase Agreement dated as of June 16, 2008. Under the terms of this amendment, the conversion rate and interest rate of all convertible debentures to these noteholders have been adjusted. This amendment applies to the $1.5 million convertible date entered into on July 25, 2006, the $450,000 convertible debt entered into on March 15, 2007, the $110,000 convertible note entered into on July 30, 2007 as well as the $500,000 Securities Purchase Agreement dated June 16, 2008. The "Applicable Percentage" (as defined in each of the notes to be the rate at which the note holders can convert their debt into common stock) has been adjusted to 40%. This means that the convertible note holders can now convert their debt into stock at the average of the lowest three trading prices for the common stock during the twenty day trading period prior to conversion multiplied by 40%.

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

We have issued convertible debentures that total $2,360,000. As of August 31, 2008, $38,424 of these notes were converted into common stock. Unless sooner converted into shares of our common stock, we are required to repay the convertible debentures. To do so, we would be required to use our working capital, if any at that time, and/or raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us to recover the amounts due. Any such action may require us to curtail or cease operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended August 31, 2008, we sold the following securities without registration under the Securities Act of 1933 in reliance on the exemption contained in Section 4(2) and Regulation D promulgated thereunder:

Common Stock
------------

a) On August 27, 2008, the Company engaged Media4Equity LLC, a Nevada limited liability company, to provide public relations services to the Company. Pursuant to the Media Production and Placement Services Agreement (the "Agreement"), Media4Equity is to act as production and placement agency for the Company's print and broadcast media campaign and to provide the Company with a guaranteed dollar value of national media exposure equivalent to $2,000,000 (the "Media Credit") as further set forth in the Agreement. The services provided under the Agreement shall commence at the sole discretion of the Company, but no later than twelve months from the effective date of the Agreement and the Agreement shall terminate upon the Media Credit being used in its entirety or within three years of commencement of services, whichever is earlier.

Under the Agreement, the Company issued Media4Equity 3,300,000 restricted shares of its common stock, no par value, valued at $.06 per share. The shares have piggyback registration rights and Media4Equity may also make one "demand" registration request, under which Company agrees to file under the Securities Act of 1933, as amended, a registration statement covering the shares within 30 days after receipt of such request. Further, the Company is to pay Media4Equity a cash fee of $2,950 per month for the duration of the media campaign, for the purpose of offsetting Media4Equity's costs in executing the campaign. However, the first payment shall not commence until twelve months after the start of the media campaign, which at the Company's request, can be delayed for a maximum of twelve months from the effective date. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these securities. The shares were issued to an accredited investor. There was no general solicitation or advertising and the shares were issued with a restrictive legend. The total value of the issuance was booked at $198,000 and has been treated as a deposit under this contract.

b) During the quarter ended August 31, 2008, the Company issued 98,186 shares of common stock to convertible note holders who converted $9,971 of their debt into common stock.


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

         3.4 Minutes of Special Shareholder meeting of March 15, 2005 amending our Bylaws by changing the date of the annual shareholders meeting from May 15 to March 15. (incorporated by reference to registrant's Form 10-KSB filed November 7, 2005)


         3.5 Amended and Restated Articles of Incorporation of Ingen Technologies, Inc., as filed with the Georgia Secretary of State on or about December 28, 2005 (incorporated by reference to registrant's Form 8-K filed January 10, 2006)

         3.6 ARTICLES OF AMENDMENT TO ARTICLES OF INCORPORATION OF INGEN TECHNOLOGIES, INC. as filed with the Georgia Secretary of State (incorporated by referenceto registrant's Form 10-QSB filed April 21, 2008)

         3.7 ARTICLES OF AMENDMENT TO ARTICLES OF INCORPORATION OF INGEN TECHNOLOGIES, INC., as filed with the Georgia Secretary of State on August 27, 2008*

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

         10.24 Securities Purchase Agreement dated March 15, 2007 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (included as an exhibit to our Form 10-KSB dated August 29, 2007 and incorporated herein by this reference)

         10.25 Stock Purchase Warrant entered into by and among the Company and AJW Offshore, Ltd. on March 15, 2007 (included as an exhibit to our Form 10-KSB dated August 29, 2007 and incorporated herein by this reference)

         10.26 Stock Purchase Warrant entered into by and among the Company and AJW Partners, LLC on March 15, 2007 (included as an exhibit to our Form 10-KSB dated August 29, 2007 and incorporated herein by this reference)

         10.27 Stock Purchase Warrant entered into by and among the Company and AJW Qualified Partners, LLC on March 15, 2007 (included as an exhibit to our Form 10-KSB dated August 29, 2007 and incorporated herein by this reference)

         10.28 Stock Purchase Warrant entered into by and among the Company and New Millennium Capital Partners II, LLC on March 15, 2007 (included as an exhibit to our Form 10-KSB dated August 29, 2007 and incorporated herein by this reference)

         10.29 Registration Rights Agreement entered into by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC on March 15, 2007 (included as an exhibit to our Form 10-KSB dated August 29, 2007 and incorporated herein by this reference)

         10.30 Intellectual Property Security Agreement entered into by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC on March 15, 2007 (included as an exhibit to our Form 10-KSB dated August 29, 2007 and incorporated herein by this reference)

         10.31 Investment contract dated December 1, 2006 in which Jeffrey Gleckman purchased 2,000,000 restricted common shares (included as an exhibit to our Form 10-KSB dated August 29, 2007 and incorporated herein by this reference)

         10.32 Agreement entered into by and among the Company and MedOx, Inc. dated August 1, 2007 (included as an exhibit to our Form 10-KSB dated September 29, 2008 and incorporated herein by this reference)

         10.33 Securities Purchase Agreement dated June 16, 2008 (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)

         10.34 Registration Rights Agreement dated June 16, 2008 (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)

         10.35 Security Agreement dated June 16, 2008 (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)

         10.36 Intellectual Property Security Agreement dated June 16, 2008(included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)

         10.37 Callable Secured Convertible Note to AJW Partners, LLC (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)

         10.38 Callable Secured Convertible Note to AJW Master Fund, Ltd. (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)

         10.39 Callable Secured Convertible Note to New Millennium Capital Partners II, LLC (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)

         10.40 Common Stock Purchase Warrant to AJW Partners, LLC (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)

         10.41 Common Stock Purchase Warrant to AJW Master Fund, Ltd. (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)

         10.42 Common Stock Purchase Warrant to New Millennium Capital Partners II, LLC (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)

         10.44 Media Production And Placement Services Agreement with Media4Equity LLC (included as an exhibit to our Form 10-KSB dated September 29, 2008 and incorporated herein by this reference)

         10.45 Agreement with Brad Klearman dated January 1, 2008 (included as an exhibit to our Form 10-KSB dated September 29, 2008 and incorporated herein by this reference)

         10.46 Amendment No. 1 to the Securities Purchase Agreement Dated as of June 16, 2008 by and among Ingen Technologies, Inc., AJW Partners, LLC, New Millennium Capital Partners II, LLC and AJW Master Fund, Ltd. (included as an exhibit to our Form 10-KSB dated September 29, 2008 and incorporated herein by this reference)

         10.47 Callable Secured Convertible Note to AJW Partners, LLC dated August 29, 2008 (included as an exhibit to our Form 10-KSB dated September 29, 2008 and incorporated herein by this reference)

         10.48 Callable Secured Convertible Note to AJW Master Fund, Ltd. dated August 29, 2008(included as an exhibit to our Form 10-KSB dated September 29, 2008 and incorporated herein by this reference)

         10.49 Callable Secured Convertible Note to New Millennium Capital Partners II, LLC dated August 29, 2008 (included as an exhibit to our Form 10-KSB dated September 29, 2008 and incorporated herein by this reference)

         10.50 Amendment of Notes Agreement with AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW Master Fund, Ltd., AJW Offshore, Ltd., and AJW Qualified Partners, LLC (included as an exhibit to our Form 10-KSB dated September 29, 2008 and incorporated herein by this reference)

         31.1 Certification of Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Chief Executive Officer and Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INGEN TECHNOLOGIES, INC.


October 20, 2008                           /s/ Scott R. Sand
                                          -------------------------------------
                                          Scott R. Sand
                                          Chief Executive Officer and Chairman


October 20, 2008                           /s/ Thomas J. Neavitt
                                          -------------------------------------
                                          Thomas J. Neavitt
                                          Secretary and Chief Financial Officer