Form 10KSB/A
period 2008-05-31
Ingen Technologies, Inc.
filed 2008-11-17
CIK 861058

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               Amendment No. 1 to
                                   FORM 10-KSB/A


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

This Form 10-KSB has been amended to address comments from the SEC to the Company in a letter dated October 9, 2008. We have updated our financial statements to revise certain footnotes and to clarify that our May 31, 2006 financial statements are restated (the financial statements are now labeled "restated"). We have updated Notes 3, 18 and 19 to our financial statements for the fiscal years ended May 31, 2008 and May 31, 2007. A lawsuit that was filed against the Company in the amount of $13,589 is now disclosed in Item 3. We have also revised Item 8(A) T.

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

ITEM 3. LEGAL PROCEEDINGS

On September 15, 2008, the Company and its CEO Scott Sand were named in a civil case in the Superior Court of the County of San Bernardino. The filing was made by Citibank and sought damages of $13,589 stemming from past due credit card charges. This credit card was a corporate credit card guaranteed by Mr. Sand and both Mr. Sand and the Company were included in the filing. On October 14, 2008, Mr. Sand entered into a settlement agreement to pay a sum of $11,121 in three installments up through November 28, 2008. Upon the timely payment of the three installments, the plaintiff will file a Dismissal With Prejudice of the entire action. Should payments not be made in a timely fashion, the settlement offer will be null and void and the plaintiff will continue with all applicable legal remedies.


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

On September 15, 2008, the Company and its CEO Scott Sand were named in a civil case in the Superior Court of the County of San Bernardino. The filing was made by Citibank and sought damages of $13,589 stemming from past due credit card charges. This credit card was a corporate credit card guaranteed by Mr. Sand and both Mr. Sand and the Company were included in the filing. On October 14, 2008, Mr. Sand entered into a settlement agreement to pay a sum of $11,121 in three installments up through November 28, 2008. Upon the timely payment of the three installments, the plaintiff will file a Dismissal With Prejudice of the entire action. Should payments not be made in a timely fashion, the settlement offer will be null and void and the plaintiff will continue with all applicable legal remedies.

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

Additionally, as described above the Company is technically in default under its convertible note agreements. The Company has received assurance from counsel for the investors that the investors have not placed the Company in default under the notes and therefore the Company does not consider itself in default. There can be no assurance that the investors will not declare a default in the future. Should such notice of default be received by the Company, its liabilities would increase dramatically due to the penalties, reset provisions, and other damages specified in the transaction documents. The increase in liabilities attributed to a notice of default under the transaction documents could exceed the Company's current market capitalization and affect negatively on its financial condition. The financial statements have not been adjusted to reflect the potential damages if the Company is notified of default. The amount of potential damages could exceed $6 million.

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

On September 15, 2008, the Company and its CEO Scott Sand were named in a civil case in the Superior Court of the County of San Bernardino. The filing was made by Citibank and sought damages of $13,589 stemming from past due credit card charges. This credit card was a corporate credit card guaranteed by Mr. Sand and both Mr. Sand and the Company were included in the filing. On October 14, 2008, Mr. Sand entered into a settlement agreement to pay a sum of $11,121 in three installments up through November 28, 2008. Upon the timely payment of the three installments, the plaintiff will file a Dismissal With Prejudice of the entire action. Should payments not be made in a timely fashion, the settlement offer will be null and void and the plaintiff will continue with all applicable legal remedies.

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

The consolidated balance sheet, consolidated statement of operations, consolidated statement of stockholders' deficit, and consolidated statement of cash flows for the fiscal year ended May 31, 2007 as originally reported and restated are as follows:


INGEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
MAY 31, 2007

                                                           Restated          Original
                                                         Balance as of     Balance as of          Effect
                                                         May 31, 2007       May 31, 2007        of Changes
                                                         ------------       ------------       ------------
ASSETS
Current assets
  Cash                                                   $        238       $        238       $         --
  Accounts receivable                                          85,594             85,594
  Inventories                                                  33,633             33,633
                                                         ------------       ------------       ------------

  Total current assets                                        119,465            119,465                 --

Property and equipment, net of accumulated
  depreciation of $119,775                                    287,841            287,841                 --

Other Assets
  Debt issue costs, net of accumulated
   amortization of $86,663                                    261,537            261,537
  Patents, net of accumulated amortization of none             67,345             67,345
  Deposits                                                      1,550              1,550
                                                         ------------       ------------       ------------

  Total other assets                                          330,432            330,432


TOTAL ASSETS                                             $    737,738       $    737,738       $         --
                                                         ============       ============       ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable                                       $     84,517       $     84,517       $         --
  Accrued expenses                                            196,620            196,620                 --
  Officers' loans                                              84,342             84,342
  Current portion of long-term debt                            14,539             14,539                 --
                                                         ------------       ------------       ------------

  Total current liabilities                                   380,018            380,018                 --

Long-term liabilities
  Loan payable                                                100,452            100,452
  Convertible notes payable, net of unamortized
   discount of $1,483,176                                     431,824            431,824
  Derivative liability                                      4,797,253          4,797,253                 --
                                                         ------------       ------------       ------------

  Total long-term liabilities                               5,329,529          5,329,529                 --

Stockholders' deficit
  Preferred stock, Series A, no par value,
    preferred liquidation value of $1.00 per share,
    40,000,000 shares authorized and
    16,578,991 issued and outstanding
    as of May 31, 2007, total liquidation
    preference of $16,578,991                                 688,313            688,313                 --
  Common stock, no par value, authorized
    100,000,000 shares, 58,745
    issued and outstanding as of
    May 31, 2007                                            3,883,549          8,121,349         (4,237,800)  (5)
  Series A preferred stock subscription                      (220,000)          (220,000)                --
  Accumulated deficit                                      (9,323,671)       (13,561,471)         4,237,800   (6)
                                                         ------------       ------------       ------------

Total stockholders' deficit                                (4,971,809)        (4,971,809)                --


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $    737,738       $    737,738                 --
                                                         ============       ============       ============

See Note A


INGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED MAY 31, 2007                                                            Effect
                                                       Restated          Original        of Changes
                                                       --------          --------        ----------

Sales                                                $   720,678       $   720,678       $       --

Cost of sales                                            452,100           452,100               --
                                                     -----------       -----------       ----------

Gross Profit                                             268,578           268,578               --

Selling, general and administrative expenses           1,882,221         1,882,221               --
                                                     -----------       -----------       ----------

Operating loss                                        (1,613,643)       (1,613,643)              --

Other (expenses)
  Interest expense                                    (5,028,485)       (5,028,485)              --
  Change in derivative liability                       1,583,636         1,583,636               --
                                                     -----------       -----------       ----------

Net loss before taxes                                 (5,058,492)       (5,058,492)              --

Provision for income taxes                                 2,990             2,990               --
                                                     -----------       -----------       ----------

Net loss                                             $(5,061,482)      $(5,061,482)      $       --
                                                     ===========       ===========       ==========

Basic and diluted net loss per share                 $    (99.81)      $    (99.81)      $       --
                                                     ===========       ===========       ==========

Weighted average number of shares outstanding             50,711            50,711


                                                                                            Effect
                                                       Restated          Original         of Changes
                                                       --------          --------         ----------

Numerator:  Net loss                                 $(5,061,482)      $(5,061,482)      $       --

Denominator:
   Weighted Average Number of Shares                      50,711            50,711               --

Net loss per share - Basic and diluted               $    (99.81)      $    (99.81)      $       --



INGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                         SERIES A
                                                                  CONVERTIBLE PREF STOCK
                                                                  ----------------------
                                                        SHARES                            AMOUNT
                                                        ------                            ------                     EFFECT
                                               RESTATED          ORIGINAL         RESTATED          ORIGINAL       OF CHANGES
                                               --------          --------         --------          --------       ----------

Balance at May 31, 2006                       14,134,547        14,134,547       $   734,980       $   734,980       $  --

Conversion of preferred stock to common       (2,000,000)       (2,000,000)         (146,667)         (146,667)         --
Issuance of Series A Preferred stock                  --
  for accrued compensation                     4,444,444         4,444,444           100,000           100,000          --
Issuance of common stock for services                 --                --                --                --          --
Issuance of common stock for patent                   --                --                --                --          --
Adjustment to common stock subscription
  purchase price entered into in year                 --                --                --                --          --
  ended May 31, 2006
Value of options issued for legal fees                --                --                --                --          --

Net loss for year ended May 31, 2007                  --                --                --                --          --
                                             -----------       -----------       -----------       -----------       -----

Balance at May 31, 2007                       16,578,991        16,578,991       $   688,313       $   688,313       $  --
                                             ===========       ===========       ===========       ===========       =====

See Note A


INGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                       COMMON STOCK
                                                                       ------------
                                                        SHARES                            AMOUNT
                                                        ------                            ------                     EFFECT
                                               RESTATED          ORIGINAL         RESTATED          ORIGINAL       OF CHANGES
                                               --------          --------         --------          --------       ----------

Balance at May 31, 2006                           49,412           49,412      $ 3,615,029       $ 7,497,183       $(3,882,154) (1)

Conversion of preferred stock to common            3,333            3,333          146,667           146,667                --
Issuance of Series A Preferred stock
  for accrued compensation
Issuance of common stock for services              4,333            4,333           56,400            56,400                --
Issuance of common stock for patent                1,667            1,667           60,000            60,000                --
Adjustment to common stock subscription
  purchase price entered into in year
  ended May 31, 2006                                  --               --          (52,000)          (52,000)               --
Value of options issued for legal fees                --               --           57,453            57,453                --

Net loss for year ended May 31, 2007                  --               --               --                --                --
                                             -----------      -----------       -----------       -----------       -----------

Balance at May 31, 2007                           58,745           58,745      $ 3,883,549       $ 7,765,703       $(3,882,154)
                                             ===========      ===========       ===========       ===========       ===========

See Note A


INGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                                      SERIES A
                                                  PREFERRED STOCK
                                                    SUBSCRIPTION                        ACCUMULATED
                                                     RECEIVABLE                           DEFICIT                    EFFECT
                                                     ----------                           -------                    ------
                                               RESTATED         ORIGINAL       RESTATED          ORIGINAL          OF CHANGES
                                               --------         --------       --------          --------          ----------

Balance at May 31, 2006                    $   (220,000)    $   (220,000)    $ (4,262,189)    $ (8,168,218)    $  3,906,029  (2)

Conversion of preferred stock to common              --               --               --               --               --
Issuance of Series A Preferred stock
  for accrued compensation                           --               --               --               --               --
Issuance of common stock for services                --               --               --               --               --
Issuance of common stock for patent                  --               --               --               --               --
Adjustment to common stock subscription
  purchase price entered into in year                --               --               --               --               --
  ended May 31, 2006
Value of options issued for legal fees               --               --               --               --               --
Adjustment to May 31, 2006                           --               --               --           23,875          (23,875) (3)

Net loss for year ended May 31, 2007                 --               --       (5,061,482)      (5,061,482)              --
                                           ------------     ------------     ------------     ------------     ------------

Balance at May 31, 2007                    $   (220,000)    $   (220,000)    $ (9,323,671)    $(13,205,825)    $  3,882,154
                                           ============     ============     ============     ============     ============



INGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                                        TOTAL
                                                                                EFFECT
                                              RESTATED         ORIGINAL       OF CHANGES
                                              --------         --------       ----------

Balance at May 31, 2006                    $  (132,180)    $  (156,055)         23,875   (4)

Conversion of preferred stock to common             --              --              --
Issuance of Series A Preferred stock
  for accrued compensation                     100,000         100,000              --
Issuance of common stock for services           56,400          56,400              --
Issuance of common stock for patent             60,000          60,000              --
Adjustment to common stock subscription
  purchase price entered into in year
  ended May 31, 2006                           (52,000)        (52,000)             --
Value of options issued for legal fees          57,453          57,453              --
Adjustment to May 31, 2006                          --          23,875         (23,875)  (3)

Net loss for year ended May 31, 2007        (5,061,482)     (5,061,482)             --
                                           -----------     -----------     -----------

Balance at May 31, 2007                    $(4,971,809)    $(4,971,809)             --
                                           ===========     ===========     ===========




INGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   For the year
                                                                       ended
                                                                   May 31, 2007
                                                                   -------------           Effect
                                                       Restated          Original        of Changes
                                                       --------          --------        ----------

Cash flow from operating activities
  Net loss                                           $(5,061,482)      $(5,061,482)            --
  Depreciation and amortization                           21,368            21,368             --
  Amortization of debt issue costs                        86,663            86,663             --
  Expenses paid with stock and options                   216,400           216,400             --
  Value of options issued for services                    57,453            57,453             --
  Change in derivative liabilities                    (1,583,636)       (1,583,636)            --
  Non-cash interest expense and financing costs        4,921,588         4,921,588             --
  (Increase) decrease in prepaid expenses                (33,633)          (33,633)            --
  (Increase) decrease in deposits                         (1,550)           (1,550)            --
  (Decrease) increase in accounts payable                 36,330            36,330             --
  (Decrease) increase in accrued expenses                 16,827            16,827             --
  (Increase) decrease in inventory                       (85,594)          (85,594)            --
                                                     -----------       -----------     ----------
Net cash used in operating activities                 (1,409,266)       (1,409,266)            --

Cash flow from investing activities
  Purchase of intangible assets                          (67,345)          (67,345)            --
  Purchase of property and equipment                    (277,570)         (277,570)            --
                                                     -----------       -----------     ----------
Net cash used in investing activities                   (344,915)         (344,915)            --

Cash flow from financing activities
  Refund of common stock purchase                        (52,000)          (52,000)            --
  Proceeds from loans                                    116,096           116,096             --
  Payments on loans                                       (1,105)           (1,105)            --
  Proceeds from convertible notes payable              1,566,800         1,566,800             --
  Proceeds from stockholder and officer loans             26,416            26,416             --
  Repayments of stockholder and officer loans            (12,900)          (12,900)            --
                                                     -----------       -----------     ----------
Net cash provided by financing activities              1,643,307         1,643,307             --

Net cash increase (decrease)                            (110,874)         (110,874)            --

Cash at beginning of year                                111,112           111,112             --
                                                     -----------       -----------     ----------

Cash at end of year                                  $       238       $       238             --
                                                     ===========       ===========     ==========

Supplemental information
  Cash paid for taxes                                $       800       $       800             --
                                                     ===========       ===========     ==========
  Cash paid for interest expense                     $     2,957       $     2,957             --
                                                     ===========       ===========     ==========

Non-Cash Activities:
     Issuance of series A preferred stock to
          officer for accrued compensation and
          payment on officer's loan                  $   100,000       $   100,000             --
    Value of issuance of warrants in connection
          with convertible debt                      $ 2,430,570       $ 2,430,570             --
    Recorded a beneficial conversion feature         $ 3,950,318       $ 3,950,318             --
    Stock Subscription Receivable                    $   220,000       $   220,000             --


NOTE A

(1) This change has three components. First, after the acquisition of Ingen Technologies (the private Nevada company) the ending common stock balance was originally $7,760. This amount was based on an estimate, as the financial statements of the private company were not yet audited. After the audit, this figure was adjusted to $705,905 . This caused an increase in the common stock balance in the amount of $698,145 (shown below as (a)). The second adjustment related to shares issued in the fiscal year ended May 31, 2004. These shares were originally booked at a valuation of $5,399,363. This valuation was later adjusted to reflect the fair market value of the shares on the dates of issuance. The revised value of these shares was $661,148. This caused a decrease in the common stock account in the amount of $4,738,215 (shown below as (b)). The third component of this change was the value of the stock options expensed in the fiscal year ended May 31, 2006. This value was $157,916 (shown below as (c)). The net effect of these three adjustments resulted in a decrease in the common stock balance of $3,882,154. The total difference is summarized as follows:

                  Adjustment due to acquisition of
                    Ingen (NV)                                $   698,145  (a)
                  Adjustment of value of shares issued
                    in the fiscal year ended 5/31/04           (4,738,215) (b)
                  Value of options expensed in
                    May 31, 2006                                 (157,916) (c)
                                                              ------------
                  Total adjustment                            $  3,882,154
                                                              ============

(2) This balance was adjusted as the result of several reasons. First, the accumulated deficit as of May 31, 2003 was reduced from $(539,235) to $(1,069,235) as a result of the correction of the balance from the audit of Ingen Technologies, Inc. (the private Nevada company). The original balance was based on an unaudited number and it was adjusted by $530,000 (shown as (a) below). Second, an erroneous cash-to-accrual adjustment in the amount of $4,767,800 that was booked in the fiscal year ended May 31, 2004 has been eliminated (this is shown as (b) below). This account has been further adjusted by the increase of the loss for May 31, 2005. The loss was increased from $(307,255) to $(504,985) as the result of an additional expense of $197,730 that was booked to deduct the value of stock option issued to a consultant (shown as (c) below). Lastly, there were two audit adjustments reflected in the restated financial statements for the fiscal year ended May 31, 2006. These were: i) An additional expense in the amount of $157,916 that was booked to deduct the value of stock option issued to a consultant, and ii) The decrease of an expense in the amount of $23,875 that represented a capital purchase that was originally expensed in May 31, 2006 (shown as (d) and (e) below). The total change is summarized as follows:

                  Correction of 5/31/03 balance based on
                     audit of Ingen NV                        ($  530,000)  (a)
                  Reversal of cash-to-accrual adjustment
                     originally booked in 5/31/04               4,767,800   (b)
                  Additional expense in 5/31/05 to book
                     options issued to a consultant           (   197,730)  (c)
                  Additional expense in 5/31/06 to book
                     options issued to a consultant           (   157,916)  (d)
                  Reduction in expense in 5/31/06 due to
                     capitalizing an asset previously expensed     23,875   (e)
                                                              -----------
                  Total change to accumulated deficit
                      as of 5/31/06                           $ 3,906,029
                                                              ===========

(3) This adjustment for $23,875 was the result of the Company erroneously charging off to expense a capital purchase in the fiscal year ended May 31, 2006. In our original financial statements for the fiscal year ended May 31, 2007, we showed this amount as a prior period adjustment. Since we have restated our financial statements for the fiscal year ended May 31, 2006, this amount has already been adjusted for in the retained earnings as of May 31, 2006 (shown as (e) in number (3) above).

(4) The original financial statements reflected the charge off of a capital purchase in the fiscal year ended May 31, 2006. This amount was adjusted for in the restated financial statements and as a result the total accumulated deficit and equity was increased from ($156,055) to ($132,180), a change in the amount of $23,875 which was the amount of the erroneously charged off capital expenditure.

(5) The total change in the common stock account on the balance sheet as of May 31, 2007 is a function of the beginning balance difference of $3,882,154 as described in number 1 above and the adjustment for stock options for the fiscal years ended May 31, 2005 and May 31, 2006 described in number 2 above. These are summarized as follows:

                  Total change as of May 31, 2006    $ 3,882,154
                  Stock option adjustment                355,646
                                                     -----------
                  Total adjustment to common stock   $ 4,237,800
                                                     ===========

(6) The total change in the accumulated deficit account on the balance sheet as of May 31, 2007 is a function of three items. First the beginning balance difference of $3,906,029 as described in number 3 above. Second, the stock option expense of $355,646 as described in number 2 above that have already been adjusted for in the restated financial statements for the fiscal year ended May 31, 2006. Lastly, the erroneous deduction of a capital expenditure in the amount of $23,875 which has been adjusted for on the restated financial statements for the fiscal year ended May 31, 2006. These amounts are summarized as follows:

         Beginning balance difference as of May 31, 2006      $ 3,906,029
         Stock option adjustment                                  355,646
         Fixed asset adjustment                               (    23,875)
                                                              -----------
         Total adjustment to accumulated deficit              $ 4,237,800
                                                              ===========

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

/s/ Spector, Wong & Davidian, LLP
    Harold Spector, Managing Partner

Spector, Wong & Davidian, LLP
Pasadena, California
July 24, 2006 (except for Note 16, and 17, as to which the date is February 8, 2008, and for Note 1, 2, 7, 15, and 17, as to which the date is August 22, 2008)


INGEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET (Restated)
MAY 31, 2006

                                                                      Restated
                                                                   Balance as of
                                                                    May 31, 2006
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
CONSOLIDATED STATEMENT OF OPERATIONS (Restated)
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





Ingen Technologies, Inc.
Consolidated Statement of Stockholders' Deficit (Restated)

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





INGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Restated)

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


See notes to the Consolidated Financial Statements

Ingen Technologies, Inc.
Notes to consolidated financial statements (Restated)
For the year ended May 31, 2006


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


Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations for the Treadway Commission. Based on our evaluation under the framework, including the completion and review of internal review assessment forms and the completion and review of financial reporting information systems and controls checklists in the framework, our management concluded that our internal control over financial reporting was effective as of May 31, 2008.

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

         3.4 Minutes of Special Shareholder meeting of March 15, 2005 amending our Bylaws by changing the date of the annual shareholders meeting from May 15 to March 15. (incorporated by reference to registrant's Form 10-KSB filed November 7, 2005)

         3.5 Amended and Restated Articles of Incorporation of Ingen Technologies, Inc., as filed with the Georgia Secretary of State on or about December 28, 2005 (incorporated by reference to registrant's Form 8-K filed January 10, 2006)

         3.6 Articles of Amendment to Articles of Incorporation of Ingen Technologies, Inc. as filed with the Georgia Secretary of State (incorporated by reference to registrant's Form 10-QSB filed April 21, 2008)

         3.7 Articles of Amendment to Articles of Incorporation of Ingen Technologies, Inc., as filed with the Georgia Secretary of State on August 27, 2008 (incorporated by reference to registrant's Form 10-KSB filed September 29, 2008)

         4.1 Specimen of Ingen Technologies, Inc. common stock certificate (exhibit 4.1 of our 10-KSB for the fiscal year ended May 31, 2005 incorporated herein by this reference).

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

         10.36 Intellectual Property Security Agreement dated June 16, 2008(included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)

         10.37 Callable Secured Convertible Note to AJW Partners, LLC (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)

         10.38 Callable Secured Convertible Note to AJW Master Fund, Ltd. (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)

         10.39 Callable Secured Convertible Note to New Millennium Capital Partners II, LLC (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)

         10.40 Common Stock Purchase Warrant to AJW Partners, LLC (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)

         10.41 Common Stock Purchase Warrant to AJW Master Fund, Ltd. (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)

         10.42 Common Stock Purchase Warrant to New Millennium Capital Partners II, LLC (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)

         10.44 Media Production And Placement Services Agreement with Media4Equity LLC (incorporated by reference to registrant's Form 10-KSB filed September 29, 2008)

         10.45 Agreement with Brad Klearman dated January 1, 2008 (incorporated by reference to registrant's Form 10-KSB filed September 29, 2008)

         10.46 Amendment No. 1 to the Securities Purchase Agreement Dated as of June 16, 2008 by and among Ingen Technologies, Inc., AJW Partners, LLC, New Millennium Capital Partners II, LLC and AJW Master Fund, Ltd. (incorporated by reference to registrant's Form 10-KSB filed September 29, 2008)

         10.47 Callable Secured Convertible Note to AJW Partners, LLC dated August 29, 2008 (incorporated by reference to registrant's Form 10-KSB filed September 29, 2008)

         10.48 Callable Secured Convertible Note to AJW Master Fund, Ltd. dated August 29, 2008 (incorporated by reference to registrant's Form 10-KSB filed September 29, 2008)

         10.49 Callable Secured Convertible Note to New Millennium Capital Partners II, LLC dated August 29, 2008 (incorporated by reference to registrant's Form 10-KSB filed September 29,
                  2008)

         10.50 Amendment of Notes Agreement with AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW Master Fund, Ltd., AJW Offshore, Ltd., and AJW Qualified Partners, LLC (incorporated by reference to registrant's Form 10-KSB filed September 29, 2008)

         21.1 Subsidiaries of Ingen Technologies, Inc. (included as an exhibit to our Form 10-KSB dated August 29, 2007 and incorporated herein by this reference)

         31.1 Certification of Scott R. Sand, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

         31.2 Certification of Thomas J. Neavitt, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.*

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

                                      Date: November 13, 2008


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.


              Signature                           Title                            Date
              ---------                           -----                            ----

/s/ Scott R. Sand                      Chief Executive Officer and
----------------------------------     Chairman (Principal Executive          November 13, 2008
Scott R. Sand                          Officer)


/s/ Thomas J. Neavitt                  Secretary and Chief Financial          November 13, 2008
----------------------------------     Officer (Principal Financial
Thomas J. Neavitt                      and Accounting Officer)


/s/ Khoo Yong Sin                      Director                               November 13, 2008
----------------------------------
Khoo Yong Sin


/s/ Christopher A. Wirth               Chief Operations Officer, Director     November 13, 2008
----------------------------------
Christopher A. Wirth


/s/ Curt A. Miedema                    Director                               November 13, 2008
----------------------------------
Curt A. Miedema

/s/ Stephen O'Hara                     Director                               November 13, 2008
----------------------------------
Stephen O'Hara

/s/ John Finazzo                       Director                               November 13, 2008
----------------------------------
John Finazzo

/s/ Brad Klearman                      Director                               November 13, 2008
----------------------------------
Brad Klearman

