Form 10-Q/A
period 2008-08-31
Ingen Technologies, Inc.
filed 2008-12-09
CIK 861058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               Amendment No. 1 to
                                   FORM 10-Q/A

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2008

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the transition period from: __________ to __________

Commission File Number: 0-28704

                            INGEN TECHNOLOGIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

             Georgia                                            84-1122431
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

              35193 Avenue "A", Suite-C, Yucaipa, California 92399
      ---------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (800) 259-9622
                              --------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [_]        Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)
Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [_] Yes [x] No

At October 8, 2008, 8,049,271 shares of the registrant's common stock (no par value) were outstanding.

Pursuant to a comment letter received by the Registrant from the Securities and Exchange Commission dated December 5, 2008, the Registrant is filing this amendment to Form 10-Q. We have updated paragraph four of our certification required by the Exchange Act Rule 13a-14(a). Paragraphs 4 and 4(b) have been updated in this filing (Exhibit 31).


                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            INGEN TECHNOLOGIES, INC.


December 9, 2008                          /s/ Scott R. Sand
                                          -------------------------------------
                                          Scott R. Sand
                                          Chief Executive Officer and Chairman


December 9, 2008                          /s/ Thomas J. Neavitt
                                          -------------------------------------
                                          Thomas J. Neavitt
                                          Secretary and Chief Financial Officer