Form 10-Q/A
period 2008-08-31
Ingen Technologies, Inc.
filed 2009-01-07
CIK 861058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               Amendment No. 2 to
                                   FORM 10-Q/A

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

Pursuant to a comment letter received by the Registrant from the Securities and Exchange Commission dated December 18, 2008, the Registrant is filing this amendment to Form 10-Q. We have updated paragraph four of our certification required by the Exchange Act Rule 13a-14(a) (Exhibit 31).


                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INGEN TECHNOLOGIES, INC.


January 6, 2009                           /s/ Scott R. Sand
                                          -------------------------------------
                                          Scott R. Sand
                                          Chief Executive Officer and Chairman


January 6, 2009                           /s/ Thomas J. Neavitt
                                          -------------------------------------
                                          Thomas J. Neavitt
                                          Secretary and Chief Financial Officer