Form 10-K/A
period 2008-05-31
Ingen Technologies, Inc.
filed 2010-08-10
CIK 861058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 2 to

FORM 10-K/A

☒  ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF 1934

For The Fiscal Year Ended: May 31, 2008

☐  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES EXCHANGE ACT OF 1934

INGEN TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Georgia	000-28704	88-0429044
(State or other jurisdiction of incorporation)	(Commission file number)	(IRS Employer Identification Number)

35193 Avenue A, Suite C
Yucaipa, CA 92399
(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code:    800-259-9622

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.00 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No ☒

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐  No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer ☐	Accelerated filed ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

The issuer's revenues for the fiscal year ended May 31, 2008 were $252,493.

As of August 3, 2010, the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $2,132,231, based on the closing price of $0.0003 per share for the common stock as quoted on that date.*

The number of shares outstanding of the registrant’s common stock as of August 3, 2010 was 7,107,436,379 shares with no par value per share.

* Excludes 28 shares of Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding on August 3, 2010.

The calculation does not reflect a determination that such persons are affiliates for any other purposes.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements which reflect management's current views with respect to future events and financial performance. In this report, the words "anticipates," "believes," "expects," "intends," "future," "may" and similar expressions identify forward-looking statements. These and other forward-looking statements are subject to certain risks and uncertainties, including those discussed in the "Business Risks" section of Item 6 and elsewhere in this Form 10-K/A, that could cause actual results to differ materially from historical results or those anticipated.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of the Form 10-K/A with the Securities and Exchange Commission.

Unless the context otherwise requires, the "Company," "Ingen," "we," "us," and "our" means Ingen Technologies, Inc. and its subsidiary.

This Form 10-KSB has been amended to reflect the restated financial statements for the fiscal years ended May 31, 2008 and 2007.    These financial statements have been updated to reflect various notes payable and accrued interest thereon that were not reflected on the Company’s previously filed financial statements. Most of the notes have a conversion feature and have an associated e a derivative liability with the conversion feature.  This further effected our financial statements. We also neglected to accrue sales taxes payable that were due on sales from 2000-2006 and were discovered as a result of an audit by the State of California Board of Equalization.  We have also adjusted our common stock balances to reflect a reverse stock split on March 19, 2009.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

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

Ingen Technologies, Inc., the Nevada company, was founded by Scott R. Sand in 1999. Upon the merger with our Georgia corporation, Mr. Sand became the Chief Executive Officer and Chairman of the Board of Directors, positions he maintains today. Mr. Sand owns 30 shares of our common stock and approximately 68.1% of our issued and outstanding Series A Convertible preferred shares (66,727,627 shares out of 98,002,627 outstanding shares) which vote on a ten-vote-per-share basis along with our common shares. As of May 14, 2010, Mr. Sand has approximately 12.2% of the Company’s voting control.

Prior to the merger in March of 2004, Mr. Sand financed the research and development of our product lines and operation of the business within Ingen Technologies, Inc. of Nevada. From its inception in 1999 up through and into our fiscal year 2004, Mr. Sand supplied cash loans of $72,000 and deferred management compensation of $1,171,000. Mr. Jeffrey Gleckman, another of our preferred stockholders, contributed approximately $300,000 to the Company in exchange for preferred shares.

We made major adjustments to our capital structure toward the end of 2005. We reduced the number of authorized common shares from 500 million to 100 million.  The number of authorized preferred shares remained unchanged at 40 million and are designated as Series A Convertible Preferred Stock. Our stockholders authorized a reverse split of common shares on a ratio of 40 into 1 on December 5, 2005; thereby reducing the number of issued shares from 488,037,593 to 12,201,138. We also reverse split our preferred shares on a ratio of 3 into 1, reducing our issued and outstanding preferred shares from 39.9 million to 13.3 million. Our Series A Convertible preferred shares are convertible into common shares on a 1 into 10 basis upon 65 days written notice. Our Series A Convertible preferred shares are entitled to ten votes per share (this figure was previously one vote per share but this was changed with our December 16, 2008 amendment to our Articles of Incorporation mentioned below)on all matters for which stockholder voting input is required. Our common stock traded under the symbol "IGTN" until December 5, 2005 and from December 8, 2005 through August 26, 2008 it traded under the trading symbol "IGTG." On August 27, 2008, we effectuated a reverse split of our common stock at a rate of 600 to 1 and our stock symbol changed to "ITEC."  On March 18, 2009, we effectuated a reverse split of our common stock at a rate of 3,000 to 1 and our stock symbol changed to “IGTG.”

In February 2008, we amended our Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 750,000,000.

On December 16, 2008, we amended our Articles of Incorporation to increase the number of authorized shares of our common stock from 750,000,000 to 2,500,000,000. We also increased the number of authorized shares of our Series A Convertible Preferred shares from 40,000,000 to 100,000,000 and changed the voting rights and conversion rights of this stock.  The voting rights of the Series A Convertible Preferred shares were increased from one vote per share to ten.  The conversion rights were adjusted so that each share of Series A Convertible Preferred stock is now convertible into ten shares of common stock (previously each share of Series A Convertible Preferred stock was convertible into one share of common stock).

Our stockholders authorized a reverse split of common shares on a ratio of 600 into 1, effective on August 27, 2008; thereby reducing the number of issued and outstanding shares from 342,946,942 to 572,259. Our Series A Convertible Preferred shares were not affected by this reverse stock split.

Our stockholders authorized a reverse split of common shares on a ratio of 3,000 into 1, effective on March 18, 2009; thereby reducing the number of issued and outstanding shares from 1,565,163,635 to 522,622 as of that date. Our Series A Convertible Preferred shares were not affected by this reverse stock split.

In September 2009, we amended our Articles of Incorporation to increase the number of authorized shares of common stock from 2,500,000,000 to 3,500,000,000.

In April 2010, we amended our Articles of Incorporation to increase the number of authorized shares of common stock from 3,500,000,000 to 8,000,000,000.

We issued an aggregate of $3,075,000 in convertible debentures from June 2006 through July 2007. We issued convertible debentures with a total face value of $2,260,000 to a group of investors and warrants representing the right to purchase 29,000,000 shares of common stock (representing the right to purchase 17 shares of common stock following the reverse splits that were effective on August 27, 2008 and March 18, 2009) during the fiscal years ended May 31, 2008 and May 31, 2007.  During the fiscal year ended May 31, 2008, the holders of these convertible notes converted $23,453 of these notes into 27,927,000 shares of our common stock (16 shares of common stock after adjusting for the reverse stock splits that were effective on August 27, 2008 and March 18, 2009). If all of the notes outstanding as of May 31, 2008 were converted into common stock and all of the warrants were exercised, we would be required to issue over 10.2 billion shares of our common stock to the noteholders (this would be approximately 5,700 million shares of our common stock after the effects of the reverse stock splits on August 27, 2008 and March 18, 2009).

Subsequent to May 31, 2008, we issued $200,000 in convertible debentures to three of the convertible note holders under an agreement dated June 16, 2008 providing for the issuance of up to $500,000 in secured callable convertible notes and common stock purchase warrants covering 20,000,000 shares of our common stock. On September 5, 2008, we amended the agreement dated June 16, 2008.  Under the terms of this amendment, the conversion rate and interest rate of the following convertible debentures have been adjusted. This amendment applies to the $1.5 million convertible debt entered into on July 25, 2006, the $450,000 convertible debt entered into on March 15, 2007, the $110,000 convertible note entered into on July 30, 2007 as well as the $500,000 Securities Purchase Agreement dated June 16, 2008. The "Applicable Percentage" (as defined in each of the notes to be the rate at which the note holders can convert their debt into common stock) has been adjusted to 40%. This means that the convertible note holders can now convert their debt into stock at the average of the lowest three trading prices for the common stock during the twenty day trading period prior to conversion multiplied by 40%.

Also the interest rate on all convertible notes has been adjusted from 6% to 12%. This interest rate adjustment is effective as of January 1, 2008. As of May 31, 2008, this interest rate adjustment would be applied to $2,031,547 in outstanding convertible debt.

This group of note holders commenced legal action against us in June 2009 for breach of contract under our various note agreements.  On July 31, 2009, we entered into a Settlement and Forbearance Agreement with the note holders.  Under the terms of this Agreement, we stipulated to a judgment in the amount of $4.5 million.  All warrants held by the note holders were cancelled.  Further, Ingen agreed to issue the greater of (a) 40 million shares or (b) twenty percent (20%) of the prior week’s total trading volume of free trading common stock to the note holders.  The note holders also consented to Ingen offering up to $4 million of securities for sale and agreed to forbear any collection efforts so long as one half of the net offering proceeds were paid to the note holders.  As long as Ingen delivers the shares due each week and makes payments of any offering proceeds to the note holders, they agreed to forbear enforcing the Judgment or enforcing any of their security interests through and until May 31, 2010.  The Judgment amount of $4.5 million shall be reduced by any net proceeds from the disposition of the stock paid under this Settlement Agreement and by any other cash payments made by Ingen.  Since the Judgment date, the Company has issued a total of 767,930,499 shares of common stock to these note holders.  These shares have reduced the settlement amount by $2,328,919 to $2,171,081.  The Company has accrued interest of $155,340 on this judgment through February 28, 2010.  Interest continues to accrue and none of the interest has been paid.

OVERVIEW:

Ingen Technologies, Inc. is an emerging medical device manufacturer registered with the US Food & Drug Administration and certified by the California Department of Health Services. The company develops, markets and distributes medical technologies and products with applications in the respiratory device markets and the medical diagnostics market; as well as markets in emergency response, aviation, military and consumer markets. Ingen owns a variety of intellectual property, including domestic and foreign patents. Ingen's products include Oxyview® and OxyAlert®, which are respiratory products; GasAlert®, a commercial consumer product using the same technology as OxyAlert®; and Secure Balance, a private-label product that includes a vestibular function testing system and balance therapy system. Further, the company will distribute PogaMoonga, a natural energy drink for oxygen therapy patients and consumers.

PRODUCTS:

Ingen Technologies manufactures the medical devices Oxyview® and OxyAlert®; which are products designed for the growing respiratory patient market in the USA and abroad. Oxyview® and OxyAlert® provide the respiratory clinicians, including pulmonologists, respiratory therapists and patient care technicians an innovative medical product that provides assurance and safety to home oxygen patients and hospitalized patients while monitoring oxygen flow during oxygen therapy. Patients using portable oxygen concentrators, home oxygen concentrators, liquid oxygen and oxygen gas can use Oxyview® and OxyAlert® to improve their oxygen delivery. The Oxyview® and OxyAlert® respiratory products have been accepted by various national respiratory foundations, including the National Home Oxygen Patient Association and the National Emphysema/COPD Foundation.

Oxyview®, patents pending, is a Class-I medical device as classified with the US Food and Drug Administration as an in-line oxygen flow meter that is powered by the flow of oxygen and requires no batteries. Oxyview® provides a visual cue to the patient or administrator, indicating the continuous flow and volume of oxygen during therapy. It allows the user to be sure that they are receiving the proper oxygen level and alerts them if adjustments need to be made. This device will simplify the oxygen therapy process and therefore, is aimed to preserve, otherwise, costs spent by insurance companies associated with unnecessary service calls. Oxyview® is reusable, requires no batteries, works all the time in any position with all liquid or gas oxygen delivery systems, and easily installs anywhere below the cannula nearest the patient where oxygen flow matters the most. Purchasers of Oxyview® since its introduction in early 2007 include oxygen suppliers, respiratory equipment manufacturers, medical supply stores and patients. In addition to Oxyview®, the company is set up to begin selling a natural energy drink referred to as PogaMoonga. This product is a natural drink processed from pomegranate, aloe vera and the leaves and seeds of the moringa tree. This product provides oxygen therapy patients, and consumers with a way to naturally increase their energy levels.

OxyAlert®, formerly named BAFI®, is a multi-patented wireless digital pressure gauge with hand-remote, and audio/visual safety warning device used on stationary and remote oxygen delivery devices, such as concentrators and cylinders; used by patients, hospitals, commercial aircraft, military transport, and fire and safety equipment. OxyAlert® technology uses digital sensing and wireless RF data transfer technology so that users can access a hand-held remote to monitor the actual oxygen level from a reasonable distance. OxyAlert® increases safety, accuracy and convenience during oxygen therapy. OxyAlert® is now under an FDA 510k evaluation required before the FDA will classify the device.

GasAlert®, patents pending, is a commercial consumer product using the same technology as OxyAlert®. This device will monitor and detect gas flow for home appliances, such as ovens, washer, dryer, refrigerator and outdoor plumbed barbeques. GasAlert® uses the same technology as OxyAlert®, and its application is directed towards determining gas leaks. GasAlert® will be marketed upon the US Food and Drug Administration's classification and acceptance of OxyAlert®.

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

MARKETS AND DISTRIBUTION:

In June 2006 the company invested $45,000 to engage InTouch Life Sciences, LLC to perform an independent market survey for Oxyview® and OxyAlert®. On November 20, 2006, InTouch Life Sciences, LLC, based in Raleigh-North Carolina, submitted the final report for the sole purpose to provide Ingen with information regarding the United States market opportunity for Oxyview® and OxyAlert®. InTouch Life Sciences, LLC is a consulting firm that assists companies in all aspects of commercializing life science technologies by providing experienced medical device executives and consultants with expertise in company research, product development, licensing and sales. The market survey conducted in 2006 indicates that the US respiratory market represents total annual revenues of $8 billion dollars of which $4 billion may provide market applications for Oxyview® and OxyAlert®, and is mainly comprised of respiratory equipment manufacturers, and home oxygen service providers. The Company's research has shown that the identified markets would be interested in acquiring the Oxyview® and OxyAlert® products for their applications. The physician market continues to have a growing interest in providing Oxyview® units to their patients by means of assurance and safety. The company has demonstrated through contractual relations that respiratory equipment manufacturers have an interest. Further, patients and oxygen service providers continue to purchase Oxyview® through our website or distribution.

According to the 2002 CDC Report, there are approximately 32 million people living in the United States that suffer from Chronic Obstructive Pulmonary Disease, more commonly known as "COPD", the major cause of hospitalizations and the fifth leading cause of death in the United States. The majority of the COPD patients receives oxygen therapy and qualifies in using the respiratory products manufactured by the company. OxyAlert® will use the same distribution channels that currently sell Oxyview®.

Ingen has focused its efforts on introducing and branding Oxyview® through major industry publications, including Advanced Magazine, Respiratory Therapy Magazine, HME Today (Home Medical Equipment), AARC Times (American Academy of Respiratory Care), NHOPA (National Home Oxygen Patient Association), National COPD Foundation, and many others. The company has established a web based purchase program where patients can purchase product direct from the Ingen website. Further, the company is expanding national distribution through an established network of experienced manufacturing representatives. Since Oxyview®'s introduction, the company has sold approximately 30,000 Oxyview® units, and continues to pioneer the product through media, print and radio sources. The list price of Oxyview® is $24.95, and in comparison to other conventional flow meters, Oxyview® is lower in price and differs in such that the device is gravity-independent and more accurate than other oxygen flow meters.  Other oxygen flow meters rely on gravity since they are using a small ball-in-tube design that has been in existence for more than 80 years. These older style models are heavy and can only be attached to the delivery source, whereas Oxyview® is made of light-weight polycarbonate, and can attach near the patient in-line with the oxygen cannula. Oxyview® is more accurate than the conventional flow meter only because it works in any position real-time, versus a conventional flow meter that can only work properly if held in vertical position as to allow gravity to calibrate with the ball position and reading.  Further, Oxyview® is not affected by altitude, vibration, humidity or temperature, whereas the conventional flow meter can only operate properly in a cool dry environment.

Oxyview®  is distributed nationally within the medical respiratory markets through various experienced exclusive manufacturer representative organizations, and the company has recently contracted distributors for Canada and Asia. In addition to a growing distribution, the company has contracted various respiratory equipment manufacturers in the United States that will include Oxyview® along-side their existing products. Further, the company has effected group purchasing organization ("GPOs") contracts with major hospital networks, and continues to expand these hospital markets. Hospitals and other health care providers use group purchasing to obtain the right products at the very best price. Overall, according to Knowledge Source (a leading source of healthcare market information) about 72 percent of purchases that hospitals make are done using GPO contracts. The US healthcare industry spends over $200 billion annually in medical and non-medical products with more than 70% allocated through a GPO. GPOs save hospitals and free standing nursing homes between 10 to 15 percent of their purchasing costs.  Additionally, GPOs provide valuable savings to hospitals and other providers by helping them standardize and streamline their purchasing, as well as reduce the number of non-clinical staff that hospitals must employ to negotiate purchasing contracts. There are more than 600 organizations in the United States that participate in some form of group purchasing.

Oxyview® is also distributed nationally within the aviation market through several experienced aviation oxygen suppliers. According to the 2007 Aircraft Owners and Pilot Association (AOPA) Statistics, there are 624,007 certified pilots in the United States and a total of 221,943 active aircraft. Each pilot and aircraft is responsible to carry a portable emergency oxygen system.  Oxyview® has been engineered with applications for both aviation oxygen masks and nose cannulas. The mask is used for altitudes above 18,000 feet, and cannulas are required below 18,000 feet.

Ingen has submitted a formal proposal to the US government and military to offer Oxyview® as a product for all oxygen based equipment for VA Hospitals, government transport and emergency response. The company received a letter of response on May 8, 2008 from the Department of Veterans Affairs, Office of Acquisition and Material Management stating that the Federal Supply Schedule ("FSS") Service is in receipt of Ingen's offer. We were informed that we currently lack the required sales criteria needed to procure an FSS contract ($150,000 in commercial sales). The solicitation is open and will be reconsidered any time when the company meets the required sales criteria.

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

SALES AND COMPETITION:

All of our company's sales in the fiscal year ending May 31, 2006 ($846,783) and approximately 98% of our sales in the fiscal year ended May 31, 2007 ($704,490 out of total sales of $720,678) were sales of Secure Balance. Our total sales in the fiscal year ended May 31, 2008 were $252,493 of which $207,358 were derived from sales of our Secure Balance privately-labeled product, or approximately 82%. We expect the percentage of our total sales coming from Secure Balance to continue to fall as we focus the vast majority of our sales and marketing efforts on Oxyview® and as we move toward the introduction of our OxyAlert® product.

The company revenues indicate a decline in Secure Balance sales and an increase in Oxyview® sales. The Secure Balance sales have declined due to government cuts and changes in regulations for vestibular function testing and balance therapy. Further, the company is not a manufacturer of any Secure Balance products, and as a result has no control over competitive pricing or manufacturing costs. This  affects margins and gross profits of all Secure Balance sales. The Oxyview® sales have increased because the company is the manufacturer of Oxyview® and can control manufacturing costs and competitive pricing for its distribution, hospital group purchasing organizations and partnerships with its respiratory equipment manufacturers.

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

The competition with Oxyview® is very small. There are 3 major manufacturers of oxygen flow meters, all of whom manufacture the gravity dependent [ball in tube] flow meter that can only attach directly to the delivery system. Specifically, there are two other in-line oxygen flow meters, the Liter-Meter manufactured by Erie Medical, Inc., and the Rotameter manufactured by King Instruments. Both of these devices are gravity dependent flow meters that include glass housings and are heavier as compared to the Oxyview®. Oxyview® only weighs approximately 4 grams, less than 1/4 the weight of the Liter-Meter and Rotameter. It is made of medical grade polycarbonate which is lighter, more durable and less of a safety factor compared to the glass house used on the competitive models. More important, Oxyview® is not gravity dependent and works in any position, providing a more accurate reading and more user friendly environment for the patients and clinicians. The Liter-Meter and Rotameter are gravity dependent, and must be held vertical to provide a reading. Oxyview® is not affected by normal temperature changes and humidity, and can function at high altitudes for private and commercial aviation use; whereas the Liter-Meter and Rotameter are affected by temperature, humidity and gravity, and become even more unstable in providing a reading for oxygen flow rate.

INTELLECTUAL PROPERTY:

The company's patent attorney has represented all of the US and Foreign Patents, and trademarks  for all of the company's products since 2000.   Patents, trademarks and trade secrets are essential to the profitability of our products, and our company policy is to pursue intellectual property protection aggressively for all our products.

Issued U.S. Patents:

OxyAlert® October 24, 2000, US Patent no. 6,137,417 and expires May 24, 2019
OxyAlert® December 4, 2001, US Patent no. 6,326,896 and expires October 24, 2020

Issued Foreign Patents:

Oxyview® July 1, 2009, Chinese Patent no. 200710005067.4 and expires April 23, 2029

Pending U.S. Patents:

Oxyview® filed June 16, 2006, pending serial no. 78-886168

Pending Foreign Patents:

Oxyview® Japanese Patent Application no. 2006-331151
Oxyview® European Patent Application no. 06,122,455.6

Registered Trademarks:

BAFI® on November 21, 2000 registration no. 2,406,214
OxyAlert® on April 4, 2006, registration no. 3,076,716
GasAlert® on April 11, 2006, registration no. 3,079,488
Oxyview® on May 20, 2008, registration no. 3,433,217
Secure Balance® April 12, 2009 registration no. 77-405551

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

•
Intensity of services - The nature of health care in the U.S. has changed dramatically over the past century with longer life spans and greater prevalence of chronic illnesses. This has placed tremendous demands on the health care system, particularly an increased need for treatment of ongoing illnesses and long-term care services such as nursing homes.

•
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

•
Aging of the population - Health expenses rise with age and as the baby boomers are now in their middle years, some say that caring for this growing population has raised costs. This trend will continue as the baby boomers will begin qualifying for Medicare in 2011 and many of the costs are shifted to the public sector.

•
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

Government agencies and employer insurance liability carriers have incentive to reduce bottom-line expenditures, thereby creating target markets for the Oxyview® and OxyAlert® product line. The company believes the product line will offer a more cost-effective approach to decreasing the number of service calls as compared to costs associated with unnecessary service calls from home oxygen patients who cannot determine oxygen flow rate and functionality.

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

•
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

•
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

•
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

The company's Oxyview® product is registered as Class-I by the U.S. Food and Drug Administration, and as such, the company is registered and conducts its quality assurance procedures under the guidelines established by the U.S. Food and Drug Administration. Further, the company must comply with the State of California Department of Health Services quality assurance policies, and on June 29, 2007, the company was audited by the Department of Health Services. Following the audit, the company received a license to conduct manufacturing of Oxyview® in the State of California.

LABELING AND ADVERTISING

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

FOREIGN REGULATION

Outside the United States, our ability to market our products will also depend on receiving marketing authorizations from the appropriate regulatory authorities. The foreign regulatory approval process includes all of the risks associated with FDA procedures described above. The requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country. Recently the FDA has approved Export Certification to sell Oxyview® in Taiwan and People's Republic of China.  The company is currently seeking FDA Export Certification for Japan, Canada and Saudi Arabia.

MANUFACTURING

Ingen uses a contract manufacturer to process and package Oxyview®. Accent Plastics, Inc. is based in Corona-California and is ISO Certified to process and package Oxyview® in a clean-room environment.

The company does not manufacture any of the Secure Balance products. The vestibular (referencing organs in the inner ear) function testing system is manufactured by Interacoustics LTD. in Denmark and is referred to as the VNG.  The balance therapy system is manufactured by SportKAT, Inc. in San Diego, California.

RESEARCH AND DEVELOPMENT
The company has invested money into research and development of its respiratory product lines, and continues to invest in improved tooling methods, product changes and studies. During fiscal year 2008, Ingen redesigned Oxyview® from model IN205A to the new model IN206A. This new development resulted in a more easily read device with a wider range to monitor oxygen flow rate. Specifically, the company could save 25% in product costs by adding a special red dye to the polycarbonate piston during mold injection. This change resulted in a less costly process to color the piston and allow the user to better see the piston location from a greater distance. Further, the company was able to technologically create a low tolerance spring that resulted in the ability to measure oxygen flow rate from 0-6 liters/minute. Model IN205A was only capable to measuring flow rate from 0-4.5 liters/minute. In essence, this increased the sales potential by reaching a larger majority of users. Over the last two years, the company has spent a total of over $25,145 on research and development activities ($11,932 in the fiscal year ended May 31, 2008 and $13,213 in the fiscal year ended May 31, 2007). The company is solely responsible for these costs.

EMPLOYEES

Our wholly owned subsidiary currently has five full-time employees. Our company is a holding company formed in Georgia that owns or has rights to certain proprietary products and operates our business through our subsidiary, Ingen Technologies, Inc., a Nevada company. Mr. Scott R. Sand, our CEO, Founder and Chairman is employed under an employment agreement with the Company. This agreement was effective as of September 21, 2006. Under its terms Mr. Sand is entitled to $200,000 per year for a period of five years and 300,000 shares of common stock per year. As of May 31, 2008, Mr. Sand is due $1,747 for expenses paid on behalf of the company.  As of this date, Mr. Sand is due a total of $865,000 under two note agreements for past due compensation from 1997-2004.  The accrued interest on these notes as of May 31, 2008 is $78,912.  The total due to Mr. Sand as of May 31, 2008 is $945,659.

ITEM 1A.  RISK FACTORS

The following is a summary of the many risks and uncertainties we face in our business. You should carefully read these risks and uncertainties as well as the other information in this report in evaluating our business and its prospects.

WE HAVE A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We have experienced significant operating losses in each period since our inception. As of May 31, 2008, we have incurred total accumulated losses of $13,771,860. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in the development of our products and from general and administrative costs associated with operations. We expect to incur increasing operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

WE WILL NEED ADDITIONAL CAPITAL IN THE FUTURE TO SUPPORT OUR GROWTH, AND RAISING SUCH CAPITAL WILL LIKELY CAUSE SUBSTANTIAL DILUTION TO EXISTING STOCKHOLDERS. IF ADDITIONAL CAPITAL IS NOT AVAILABLE, WE MAY HAVE TO CURTAIL OR CEASE OPERATIONS.

Our current plans indicate we will need significant additional capital for research and development and market penetration before we have substantial revenue generated from our BAFI®  product line. The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include:

•	the extent to which we enter into licensing arrangements, collaborations or joint ventures;

•	our progress with research and development;

•	the costs and timing of obtaining new patent rights;

•	cost of continuing operations and sales;

•	the extent to which we acquire or license other technologies; and

•	regulatory changes and competition and technological developments in the market.

We will be relying on future securities sales or additional loans to enable us to grow and reach profitability. There is no guarantee we will be able to sell our securities or secure additional loans. Further, future sales of securities will likely subject our shares to dilution.

WE HAVE RELIED ON CAPITAL CONTRIBUTED BY RELATED PARTIES, AND SUCH CAPITAL MAY NOT BE AVAILABLE IN THE FUTURE.

The Company has relied on loans and compensation deferrals from our CEO and Chairman, Scott R. Sand, and investment in the form of convertible notes payable from various individuals and entities to sustain the Company from 1999 into the current fiscal year. Although Mr. Sand has converted the amounts owed to him into shares of our common stock and Series A Convertible Preferred Stock, we may have to look again to Mr. Sand for assistance in financing. There is no guarantee that Mr. Sand will have financial resources available to assist in our funding. As of May 31, 2008, the Company owes Mr. Sand a total of $945,659 as of May 31, 2008. Of this amount, $300,000 is in the form of a non-interest bearing note dated March 20, 2004.  This note was issued by Ingen with a four-year term for salary due to Mr. Sand from 1997-1998.  A second note to Mr. Sand was issued on April 2, 2007 in the amount of $565,000.  This note bears an interest rate of 12% per annum and is due on April 3, 2012.  The second note was issued to Mr. Sand for salary due in 2003 and 2004.  There is also $1,747 due to Mr. Sand as a result of business expenses paid by Mr. Sand on his personal credit cards. The Company has not recorded interest expense on this last amount.  The related accrued interest is $78,912 as of May 31, 2008.

OUR RESPIRATORY PRODUCTS MAY NOT BE SUCCESSFULLY DEVELOPED OR COMMERCIALIZED, WHICH WOULD HARM US AND FORCE US TO CURTAIL OR CEASE OPERATIONS.

We are an emerging medical device manufacturer registered with the US Food and Drug Administration where Oxyview® is classified as a Class-I medical device.  Oxyview® is currently being sold. The OxyAlert® product is still in the late stages of development as we still need manufacturing prototypes. Of the respiratory products, only Oxyview® is currently being marketed and sold. Our Oxyview® sales for the fiscal year ended May 31, 2008 were $42,044.  Our products may not be successfully developed or commercialized on a timely basis, or at all. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of our products or other potential products, or if our products do not achieve a significant level of market acceptance, we would be forced to curtail or cease operations. Even if we develop our products for commercial use, we may not be able to develop products that:

•	are accepted by, and marketed successfully to, the medical marketplace;

•	are safe and effective;

•	are protected from competition by others;

•	do not infringe the intellectual property rights of others;

•	are developed prior to the successful marketing of similar products by competitors; or

•	can be manufactured in sufficient quantities or at a reasonable cost.

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

Collaborative agreements generally pose the following risks:

•	collaborators may not pursue further development and commercialization of products resulting from collaborations or may elect not to continue or renew research and development programs;

•	collaborators could independently develop, or develop with third parties, products that could compete with our future products;

•	the terms of our agreements with our current or future collaborators may not be favorable to us;

•
a collaborator with marketing and distribution rights to one or more products may not commit enough resources to the marketing and distribution of our products, limiting our potential revenues from the commercialization of a product;

•	disputes may arise delaying or terminating the research, development or commercialization of our products, or result in significant litigation or arbitration; and

•	collaborations may be terminated and, if terminated, we would experience increased capital requirements if we elected to pursue further development of the product.

OUR QUARTERLY OPERATING RESULTS WILL FLUCTUATE

Our quarterly operating results will fluctuate for many reasons, including:

•	our ability to retain existing customers, attract new customers and satisfy our customers' demands,

•	our ability to acquire merchandise, manage our inventory and fulfill orders,

•	changes in gross margins of our current and future products, services, and markets,

•	changes in usage of the Internet and online services and consumer acceptance of the Internet and online commerce,

•	the level of traffic on our Web site,

•	the effects of acquisitions and other business combinations, and related integration,

•	technical difficulties, system downtime or Internet brownouts

•	our ability to properly anticipate demand,

•	our ability to prevent fraud perpetrated by third parties through credit card transactions, and payments transactions,

•	our level of merchandise returns,

•	disruptions in service by common shipping carriers due to strikes or otherwise,

•	disruption of our ongoing business,

•	problems retaining key technical and managerial personnel,

•	expenses associated with amortization of purchased, intangible assets,

•	additional operating losses and expenses of acquired businesses, if any, and/or

•	impairment of relationships with existing employees, customers and business partners.

SECURE BALANCE IS A PRIVATE LABEL PRODUCT THAT IS NOT EXCLUSIVE TO US.

We provide education, training and services related to the SportKat product lines that all constitute what we call "Secure Balance." However, the devices themselves are provided to us on a non-exclusive basis, meaning that other companies are marketing the same devices under other names, inclusive of SportKat and Interacoustics. The non-exclusive nature of the provision of the devices to us may negatively impact our ability to capture a meaningful market share. Due to the higher margins of our Oxyview® product, we are shifting our focus away from Secure Balance sales and marketing efforts until January 2009.  Until this time, there will be a continued decrease of sales for any Secure Balance products and services, which could impact our revenues and income. The new sales program for Secure Balance will be comprised of a new Secure Balance website (SecureBalance.com) that will feature our current products and services, as well as include additional new products for vestibular function testing and balance assessment/therapy. Our objective to become more competitive in the balance medicine market is to offer a variety of products and services for the customer to choose from at lower and more competitive prices. We have negotiated new distribution contracts with major manufacturers for VNG systems and balance systems and plan to implement these new products in January 2009.

ALTHOUGH WE HAVE MINOR COMPETITION IN RELATION TO OUR OXYVIEW® PRODUCT LINE, WE EXPECT AN INCREASE IN THE FUTURE.

Although we are aware of current competition for our Oxyview® product line, we expect competition to continue to develop after marketing our products. It is unknown at this time what impact any such competition could have on us. We are a "going concern" enterprise and it is foreseeable that more than one competitor could emerge that is much stronger financially than we are and/or could already have significant marketing relationships for other medical devices.

WE DO NOT HAVE INTERNATIONAL PATENTS FOR OXYALERT®; WHICH MAY NEGATIVELY IMPACT OUR PLANS FOR FOREIGN OPERATIONS.

Although we intend to apply for international patents for our respiratory product line, we have not as yet done so for OxyAlert®, except for European, Chinese and Japanese patents for Oxyview®. We do not know when, and if, we will apply for such OxyAlert® patents. If we do not apply for these patents, or if there are delays in obtaining the patents, or if we are unable to obtain the patents, we may not be able to adequately protect our technologies in foreign markets for OxyAlert®.

IF WE ARE UNABLE TO EFFECTIVELY PROTECT OUR INTELLECTUAL PROPERTY, THIRD PARTIES MAY USE OUR TECHNOLOGY, WHICH COULD IMPAIR OUR ABILITY TO COMPETE IN OUR MARKETS.

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

We have not produced the OxyAlert® product for sale, although production is currently pending the review for exempt status with the US Food and Drug Administration. We have begun production and sales of our Oxyview® product, but not OxyAlert® or GasAlert®. Customers for any potential products and regulatory agencies will require that we comply with current good manufacturing practices that we may not be able to meet. We may not be able to maintain acceptable quality standards if we ramp up production. To achieve anticipated customer demand levels, we will need to scale-up our production capability and maintain adequate levels of inventory. We may not be able to produce sufficient quantities to meet market demand. If we cannot achieve the required level and quality of production, we may need to outsource production or rely on licensing and other arrangements with third parties. This reliance could reduce our gross margins and expose us to the risks inherent in relying on others. We may not be able to successfully outsource our production or enter into licensing or other arrangements under acceptable terms with these third parties, which could adversely affect our business.

WE HAVE NO MARKETING OR SALES STAFF, AND IF WE ARE UNABLE TO ENTER INTOCOLLABORATIONS WITH MARKETING PARTNERS OR IF WE ARE UNABLE TO DEVELOP OUR OWN SALES AND MARKETING CAPABILITY, WE MAY NOT BE SUCCESSFUL IN COMMERCIALIZING OUR PRODUCTS.

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

OUR STOCK IS THINLY TRADED, WHICH CAN LEAD TO PRICE VOLATILITY AND DIFFICULTY LIQUIDATING YOUR INVESTMENT.

The trading volume of our stock has been low, which can cause the trading price of our stock to change substantially in response to relatively small orders. In addition, during the last two fiscal years, our common stock has traded as low as $900.00 and as high as $234,000.00 (adjusted for our 600 to 1 reverse split which was effective on August 27, 2008 and our 3,000 to 1 reverse split effective on March 18, 2009). Both volume and price could also be subject to wide fluctuations in response to various factors, many of which are beyond our control, including:

•	actual or anticipated variations in quarterly and annual operating results;

•	announcements of technological innovations by us or our competitors;

•	developments or disputes concerning patent or proprietary rights; and

•	general market perception of medical device and provider companies.

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

THERE IS A LIMITED MARKET FOR OUR COMMON STOCK WHICH MAKES IT DIFFICULT FOR INVESTORS TO ENGAGE IN TRANSACTIONS IN OUR SECURITIES.

Our common stock is quoted on the Pink Sheets under the symbol "IGNT." There is a limited trading market for our common stock. If public trading of our common stock does not increase, a liquid market will not develop for our common stock.  The potential effects of this include difficulties for the holders of our common shares to sell our common stock at prices they find attractive. If liquidity in the market for our common stock does not increase, investors in our company may never realize a profit on their investment.

OUR STOCK PRICE IS VOLATILE WHICH MAY MAKE IT DIFFICULT FOR INVESTORS TO SELL OUR SECURITIES FOR A PROFIT.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

•	technological innovations or new products and services by us or our competitors;

•	additions or departures of key personnel;

•	sales of our common stock;

•	our ability to integrate operations, technology, products and services;

•	our ability to execute our business plan;

•	operating results below expectations;

•	industry developments;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results.

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

A SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, or conversion of convertible notes, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. As of May 14, 2010, 4,480,398,932 shares of our issued common stock are unrestricted and 20,152,133 shares are restricted (but many may be eligible to have restrictions lifted). Further, at May 31, 2008, we had $2,794,291 in convertible notes outstanding, which may be converted into restricted common stock or if eligible, into unrestricted common stock under Rule 144.

RISKS RELATING TO OUR FINANCING AGREEMENTS:

EVENTS OF DEFAULT UNDER OUR CONVERTIBLE DEBENTURES

We have entered into a series of convertible note agreements in the past two fiscal years; specifically, a $1.5 million convertible agreement entered into on July 25, 2006, the $450,000 convertible debt entered into on March 15, 2007, the $110,000 convertible note entered into on July 30, 2007. Under the transaction documents, we have committed various acts and failed to timely perform other acts that constitute events of default under the transaction documents. We have received assurance from counsel for the investors that "You are not in default.  We [the investors] have to put you into default and we have not." There can be no assurance that the investors will not declare a default in the future. Our stockholders should be aware that if the investors provide written notice of default to us, then our liabilities would increase dramatically due to the penalties, reset provisions, and other damages specified in the transaction documents. The increase in liabilities attributed to a notice of default under the transaction documents could vastly exceed our current market capitalization and have dramatic negative affects on our financial condition. The debentures are collateralized by our assets and, in the event if we are unable to repay or restructure these debentures, there is no assurance that the holders of the debentures will not institute legal proceedings to recover the amounts owed including foreclosure on our assets. Subsequent to May 31, 2008, we entered into $500,000 Securities Purchase Agreement dated June 16, 2008 with three of the noteholders.  This group of note holders commenced legal action against us in June 2009 for breach of contract under our various note agreements.  On July 31, 2009, we entered into a Settlement and Forbearance Agreement with the note holders.  Under the terms of this Agreement, we stipulated to a judgment in the amount of $4.5 million.  All warrants held by the note holders were cancelled.  Further, Ingen agreed to issue the greater of (a) 40 million shares or (b) twenty percent (20%) of the prior week’s total trading volume of free trading common stock to the note holders.  The note holders also consented to Ingen offering up to $4 million of securities for sale and agreed to forbear any collection efforts so long as one half of the net offering proceeds were paid to the note holders.  As long as Ingen delivers the shares due each week and makes payments of any offering proceeds to the note holders, they agreed to forbear enforcing the Judgment or enforcing any of their security interests through and until May 31, 2010.  The Judgment amount of $4.5 million shall be reduced by any net proceeds from the disposition of the stock paid under this Settlement Agreement and by any other cash payments made by Ingen.  Since the Judgment date, the Company has issued a total of 767,930,499 shares of common stock to these note holders.  These shares have reduced the settlement amount by $2,328,919 to $2,171,081.  The Company has accrued interest of $155,340 on this judgment through February 28, 2010.

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

We have issued convertible debentures that total $3,225,000 ($3,000,000 were issued as of May 31, 2008 and $225,000 were issued subsequent to May 31, 2008).  As of May 31, 2008, $28,453 of these notes were converted into common stock (an additional $8,380 was converted subsequent to May 31, 2008). Unless sooner converted into shares of our common stock, we are required to repay the convertible debentures. To do so, we would be required to use our working capital, if any at that time, and/or raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us to recover the amounts due. Any such action may require us to curtail or cease operations.

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

ITEM 3.  LEGAL PROCEEDINGS

On June 3, 2009, a group of note holders holding approximately $2.25 million in convertible notes (the $1.5 million convertible date entered into on July 25, 2006, the $450,000 convertible debt entered into on March 15, 2007, the $110,000 convertible note entered into on July 30, 2007 as well a $500,000 Securities Purchase Agreement dated June 16, 2008 of which $200,000 was funded, collectively referred to as “the NIR Group”) filed a lawsuit against the Company for breach of contract under the terms of the notes.  On July 31, 2009, the Company entered into a Settlement and Forbearance Agreement with the note holders.  Under the terms of this Agreement, Ingen stipulated to a judgment in the amount of $4.5 million.  All warrants held by the note holders were cancelled.  Further, Ingen agreed to issue the greater of (a) 40 million shares or (b) twenty percent (20%) of the prior week’s total trading volume of free trading common stock to the note holders.  The note holders also consented to Ingen offering up to $4 million of securities for sale and agreed to forbear any collection efforts so long as one half of the net offering proceeds were paid to the note holders.  As long as Ingen delivers the shares due each week and makes payments of any offering proceeds to the note holders, they agreed to forbear enforcing the Judgment or enforcing any of their security interests through and until May 31, 2010.  The Judgment amount of $4.5 million shall be reduced by any net proceeds from the disposition of the stock paid under this Settlement Agreement and by any other cash payments made by Ingen.  The judgment bears an interest rate of 9%.  In August 2009, Ingen issued 83,413,236 shares of its post-reverse common shares to the NIR Group for two weekly payments under the terms of the Settlement and Forbearance Agreement.  In September 2009, the Company issued another 184,391,955 shares of common stock to the NIR Group.  These shares have generated proceeds of $868,834 to $3,631,166.  The Company is attempting to increase its number of authorized shares from 2.5 billion to 3.5 billion to accommodate continued stock payments to the NIR Group.

On September 15, 2008, the Company and its CEO Scott Sand were named in a civil case in the Superior Court of the County of San Bernardino. The filing was made by Citibank and sought damages of $13,589 stemming from past due credit card charges. This credit card was a corporate credit card guaranteed by Mr. Sand and both Mr. Sand and the Company were included in the filing. On October 14, 2008, Mr. Sand entered into a settlement agreement to pay a sum of $11,121 in three installments up through November 28, 2008. Upon the timely payment of the three installments, the plaintiff will file a Dismissal with Prejudice of the entire action. Should payments not be made in a timely fashion, the settlement offer will be null and void and the plaintiff will continue with all applicable legal remedies.  Although the Company did not meet the payment obligations in a timely fashion, the total amount due was settled in full in June 2009 with a payment of $12,244 and the matter is now resolved.

In January 2009, the Company and its CEO Scott Sand were named in a civil case in the Superior Court of the County of San Bernardino. The filing was made by Citibank and sought damages of $7,562 stemming from past due credit card charges. This credit card was a corporate credit card guaranteed by Mr. Sand and both Mr. Sand and the Company were included in the filing. The Company settled this case by making a payment of $5,714 in June 2009.

In February 2009, the Company and its CEO Scott Sand were named in a civil case in the Superior Court of the County of San Bernardino. The filing was made by Citibank and sought damages of $8,421 stemming from past due credit card charges. This credit card was a corporate credit card guaranteed by Mr. Sand and both Mr. Sand and the Company were included in the filing. The Company settled this case by making a payment of $6,341 in June 2009.

In May 2009, the Company and its CEO Scott Sand were named in a civil case in the Third District Court of Utah. The filing was made by Avanta Bank Corp and sought damages of $5,570 stemming from past due credit card charges. This credit card was a corporate credit card guaranteed by Mr. Sand and both Mr. Sand and the Company were included in the filing.  The Company settled this case by making a payment of $2,500 in June 2009.

In March 2009, the Company and its CEO Scott Sand were named in a civil case in the Superior Court of the County of San Bernardino. The filing was made by Citibank and sought damages of $6,508 stemming from past due credit card charges. This credit card was a corporate credit card guaranteed by Mr. Sand and both Mr. Sand and the Company were included in the filing. The Company settled this case by making a payment of $4,945 in June 2009.

In February of 2009, the Company was notified by the California State Board of Equalization of an obligation to pay sales taxes related to Secure Balance sales.  The Board of Equalization determined that $112,594 was due from sales within the state of California from 2000-2006.  The Company has included this liability in its restated financial statements.  The amount was paid in full by June 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 12, 2008, the stockholders approved a resolution to amend the Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 750,000,000, and authorized a reverse split of common shares on a ratio of 600 into 1, effective on August 27, 2008; thereby reducing the number of issued and outstanding shares from 342,946,942 to 572,259.  On March 18, 2009, the Company effectuated another reverse stock split.  This additional reverse split was at a rate of one share for every three thousand (3,000) then outstanding.  The cumulative effect of these two reverse stock splits was a rate of one share for every 1,800,000.  The Series A Preferred stock was not affected by these reverse stock splits. The effects of the reverse stock splits have been adjusted for in these financial statements.

The stockholders also approved an increase in the number of authorized shares of common stock to 2.5 billion and an increase in the number of authorized shares of the Series-A preferred stock to 100 million. There was a change in the rights of the Series-A preferred stock to include special voting rights, giving them 10 votes per share (previously each share received one vote, on equal footing with the common stock). The Series-A preferred shares are now convertible into 10 shares of common stock (they previously were convertible at a rate of one for one).

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

(a) Market Information. Our common stock trades on the "Pink Sheets." Our common stock traded under the trading symbol "IGTG" during the fiscal years reported below. The following table was supplied to us by Pink Sheets management and sets forth the high and low prices for our common stock as reported from June 1, 2006 to May 31, 2008, our last two fiscal years. The quotations reflect inter-dealer prices without retail markups, markdowns, or commissions and may not represent actual transactions.

The prices have been adjusted for the reverse stock splits that were effective on August 27, 2008 (at a rate of 600 to 1) and March 18, 2009 (at a rate of 3,000 to 1).

TRADING INFORMATION AS REPORTED BY THE NATIONAL ASSOCIATION OF SECURITIES DEALERS COMPOSITE FEED OR OTHER QUALIFIED INTER-DEALER QUOTATION MEDIUM. THESE PRICES WERE REPORTED BY PINKSHEETS.COM.

	Closing Bid
Period Ending	High*	Low*
Aug 31, 2006	234,000.00	90,000.00
Nov 30, 2006	126,000.00	54,000.00
Feb 28, 2007	126,000.00	72,000.00
May 31, 2007	108,000.00	54,000.00
Aug 31, 2007	180,000.00	54,000.00
Nov 30, 2007	126,000.00	54,000.00
Feb 28, 2008	90,000.00	18,000.00
May 31, 2008	27,000.00	900.00

* Adjusted for the reverse stock splits that were effective on August 27, 2008 (at a rate of 600 to 1) and March 18, 2009 (at a rate of 3,000 to 1).

(b) Holders.  On May 14, 2010, there were 559 stockholders of record of our common stock.

This number does not include beneficial owners of the common stock whose shares may be held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

(c) Dividends.  We have never paid any dividends on our common stock and do not plan to pay dividends on our common stock for the foreseeable future. We currently intend to retain future earnings, if any, to finance operations, capital expenditures and the expansion of our business.

EQUITY COMPENSATION PLANS

The following table sets forth as of May 31, 2008 compensation plans (including individual compensation arrangements) under which equity securities of the company are authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	1,000,000 shares of Series A Preferred Stock (1) 250,000 shares of common stock (2)	$0.04 $0.50	20,000,000 shares of common stock 7,000,000 shares of Series A Preferred Stock (3)(4)

Total	1,000,000 shares of Series A Preferred Stock (1) 250,000 shares of common stock (2)	$0.04 $0.50	20,000,000 shares of common stock 7,000,000 shares of Series A Preferred Stock (3)(4)

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

(4) In November 2006, in connection with an agreement to purchase the rights of Oxyview® from Francis McDermott, we agreed to issue Mr. McDermott options to purchase 2,000,000 shares of common stock at an exercise price of $.06 per share. The options were to be issued only upon the sale of at least 1,000,000 units of Oxyview® and terminate five years thereafter. In May 2008, we agreed to issue 2,000,000 shares of Series A preferred stock to Mr. McDermott to cancel these options. The stock was not issued as of May 31, 2008 and we have booked $2,000 as a stock subscription.

We have outstanding options held by one individual to purchase 1,000,000 shares of our Series A Convertible Preferred stock.

Preferred Stock (fully vested).

Options Outstanding as of	Shares	Weighted-Average Exercise Price	Weighted-Averaged Remaining Contractual Term	Intrinsic Value
May 31, 2008	1,000,000	$0.04	4.58 years	$39,314

For purposes of calculating the intrinsic value of the options to purchase Series A Preferred Stock, we used the trading value and volatility of our common shares. There is no market for the Series Preferred stock, but each share is convertible at a one-for-one rate into our common stock. The intrinsic value of the stock options was deducted in the fiscal year ended May 31, 2007.

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended May 31, 2008, we sold the following securities without registration under the Securities Act of 1933 in reliance on the exemption contained in Section 4(2) and/or Regulation D promulgated there under. No general solicitation or advertising was used in connection with the sale of the shares and all shares were issued with a restrictive legend.

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

h)
In April 2008, we authorized the issuance for a total of 1,200,000 shares of our restricted common stock to Bradley Klearman, who is one of our directors, and as part of his consulting agreement (after the 1 for 600 reverse stock split on August 27, 2008, this was equal to 2,000 post reverse stock split shares of common stock). Under this agreement, Mr. Klearman receives $3,000 per month retainer paid either in cash or restricted shares, depending on the company's ability to pay. The company owed Mr. Klearman $3,000 for the month of February 2008, and an additional $3,000 for the month of March 2008. The total amount owed prior to April 1, 2008 was $6,000. The fair market value of the company stock at that time was $0.005 per share. The calculation of shares was derived by dividing the amount owed of $6,000 by the fair market value of $0.005.

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

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Ingen Technologies, Inc. is an emerging medical device manufacturer registered with the US Food & Drug Administration and certified by the Department of Health Services. The company develops, markets and distributes medical technologies and products with applications in the respiratory device markets and the medical diagnostics market; as well as markets in emergency response, aviation, military and consumer markets. Ingen owns a variety of intellectual property, including domestic and foreign patents. The company owns and manufacture Oxyview® and OxyAlert®; products designed for the growing respiratory patient market in the USA and abroad. Oxyview® and OxyAlert® provide the respiratory clinicians, inclusive of pulmonologists, respiratory therapists and patient care technicians the means to access an innovative medical product that provides assurance and safety to home oxygen patients and hospitalized patients while monitoring oxygen flow during oxygen therapy. Patients using portable oxygen concentrators, home oxygen concentrators, liquid oxygen and oxygen gas can use Oxyview® and OxyAlert® to improve their oxygen delivery. The Oxyview® and OxyAlert® respiratory products have been accepted by various national respiratory foundations, including the National Home Oxygen Patient Association and the National Emphysema/COPD Foundation. Ingen distributes two products, PogaMoonga and a private label product referred to as Secure Balance. PogaMoonga is a natural drink processed from pomegranate, aloe vera and the leaves and seeds of the moringa tree. This product provides oxygen therapy patients, and consumers with a way to naturally increase their energy levels. The Secure Balance product is a private-label product that includes a vestibular function testing system and balance therapy system. The vestibular (referencing organs in the inner ear) function testing system is manufactured by Interacoustics LTD. in Denmark and is referred to as the VNG. This is an accepted method among physicians to provide diagnostic testing of the inner-ear and central nervous system, in order to provide qualitative results that determine a diagnosis of a patients balance problem.

The balance therapy system is manufactured by SportKAT, Inc. in San Diego, California. SportKAT provides private-label testing and balance therapy systems to others. This system is used to provide therapy to patients with balance problems through the use of computerized clinical software tools. However, we have our own trademark, Secure Balance. Our Secure Balance program provides balance testing/assessment equipment, education and training about balance and fall prevention to physicians and clinicians worldwide.

We have had sales revenues from Secure Balance and Oxyview® products in each of our last three fiscal years of $846,783 in the year ended May 31, 2006, $720,678 in the fiscal year ended May 31, 2007 and $252,493 in the fiscal year ended May 31, 2008. Secure Balance sales represent the majority of the revenues, as Oxyview® could not be sold until classification with the US Food and Drug Administration in November 2006. Accordingly, Secure Balance represented sales of $846,783 in the year ended May 31, 2006, $704,490 in the fiscal year ended May 31, 2007 and $207,357 in the fiscal year ended May 31, 2008. Oxyview® represented no sales in the year ended May 31, 2006, $5,695 in the fiscal year ended May 31, 2007 and $42,044 in the fiscal year ended May 31, 2008. The company revenues indicate a decline in Secure Balance sales and an increase with Oxyview® sales. We expect the percentage of our total sales coming from Secure Balance to continue to fall as we focus the vast majority of our sales and marketing efforts on Oxyview® and as we move toward the introduction of our OxyAlert® product. The Secure Balance sales have declined due to government cuts and changes in regulations for vestibular function testing and balance therapy.  Further, the company is not a manufacturer of any Secure Balance products, and as a result has no control over competitive pricing or manufacturing costs. This would affect margins and gross profits of all Secure Balance sales. The Oxyview® sales have increased because the company is the manufacturer of Oxyview® and can control manufacturing costs and competitive pricing for its distribution, hospital group purchasing organizations and partnerships with its respiratory equipment manufacturers.

We have had significant losses since inception. Our net loss for the past three fiscal years ended May 31, 2008, May 31, 2007 and May 31, 2006 have been $2,088,759, $5,660,943 and $2,122,563, respectively. We anticipate that we will continue to incur substantial additional operating losses in our fiscal year ending May 31, 2009 as we continue to develop our respiratory product line, increase our sales efforts for our Oxyview® product, and begin anticipated manufacturing and marketing of OxyAlert®.

As of May 31, 2008, we had an accumulated deficit of $13,771,860 (up from $11,683,101 on May 31, 2007 and $6,022,158 as of May 31, 2006).

We have restated our financial statements for the fiscal years ended May 31, 2008 and May 31, 2007. As a result of this restatement, we have included restated financial statements for both of these fiscal years in this Form 10-K/A. This restatement caused us to restate the interim financial statements for the quarters ended August 31, 2006, November 30, 2006, February 28, 2007, August 31, 2007, November 30, 2007 and February 29, 2008. Additionally, we have included a comparison of the financial results for the fiscal year ended May 31, 2006 compared to May 31, 2007 in addition to a comparison of the fiscal year ended May 31, 2007 compared to May 31, 2008 in the Management's Discussion and Analysis.

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

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS ENDED MAY 31, 2006 AND MAY 31, 2007

We reported gross sales of $720,678 in the fiscal year ended May 31, 2007. Our total sales fell 15% from sales of $846,783 in our fiscal year ended May 31, 2006. Our sales decrease was attributable to less sales of our Secure Balance product. Our Secure Balance sales were $704,490 in the 2007 fiscal year (approximately 98% of our total sales in the fiscal year ended May 31, 2007), compared to $846,783 in the prior year (100% of our sales in the fiscal year ended May 31, 2006). Management attributes the drop in Secure Balance sales in comparison to a year ago to a change in billing practices of Medicare. The government "changed" the rules, telling physicians that they could not utilize the balance therapy equipment in their offices without having a licensed physical therapist on hand while the equipment was in use. Therefore, for a period of time, only physicians willing to bring physical therapists into their offices were willing to purchase or lease Secure Balance. Further, our sales of Oxyview® were $5,695 (this sales figure represented approximately 0.8% of all revenues in the fiscal year ended May 31, 2007). We also reported $10,492 in freight charges that we collected and recorded as income in the fiscal year ended May 31, 2007 (our freight income represented approximately 1.5% of all revenues in the fiscal year ended May 31, 2007). The downward trend in our overall revenues in the fiscal year ended May 31, 2007 was a result of the aforementioned decrease in Secure Balance sales and a shift in management's efforts to promoting sales of Oxyview®.

Our cost of sales was $452,100 in the fiscal year ended May 31, 2007 and our gross profit was $268,578 (a gross margin of 37.3%). We reported cost of sales of $301,118 in the fiscal year ended May 31, 2006 with a gross profit of $545,665 (a gross margin of 64.4%). The large difference in the gross margin from the 2007 fiscal year compared to the prior year is primarily related to a change in accounting treatment of commissions and other direct cost of sales (including costs by the Company to install Secure Balance units and to train the customers to use the machine). All of these costs allocated to cost of sales are contractual obligations of the Company directly related to the sale of the Secure Balance units. The Company would have reported total cost of sales of $540,231 in the fiscal year ended May 31, 2006 had the Company utilized this same accounting treatment for its commissions and other related expenses now classified as costs of sales. This would have resulted in a gross profit of $306,552 and a gross margin of 36.2%, nearly the same as the gross margin in the fiscal year ended May 31, 2007. We anticipate our gross profit percentage to improve as we increase our Oxyview® sales and our Secure Balance sales continue to fall. Our Oxyview® units generate a much higher profit margin. For the fiscal year ended May 31, 2007, the cost of sales on our Oxyview® units was $133 on sales of $5,695 (a gross margin of 97.7%, with a gross profit of $5,562). The cost of sales of on our Secure Balance units was $451,966 (a gross margin of 35.8%, with a gross profit of $252,524).

Our selling, general and administrative ("SG&A") expenses were $2,154,505 in the fiscal year ended May 31, 2007. This was a decrease of approximately 9.4% from the selling, general and administrative expenses of $2,377,881 reported in the fiscal year ended May 31, 2006. With the adjustment for the change in cost of sales discussed above, the selling, general and administrative expenses would have been $2,004,727 in the fiscal year ended May 31, 2006.

The largest components of our SG&A are advertising, legal and professional services, travel associated with both sales and business development, outside services and salaries. Our advertising expense dropped from $325,761 in the fiscal year ended May 31, 2006 to $175,524 in the fiscal year ended May 31, 2007 (a decrease of 46.1%). This drop in advertising expense is due to less available capital for advertising and a decrease in advertising of our Secure Balance product. We expect advertising expense to continue to fall until we secure additional capital to allocate to advertising and promoting of Oxyview®.

We spent $455,049 on legal and professional fees in the fiscal year ended May 31, 2006. This amount dropped 18.2% to $372,865 in the fiscal year ended May 31, 2007. A large portion of our legal and professional fees related directly to the task of filing delinquent periodic reports required by the SEC. Our predecessor management failed to file these reports dating from the fiscal year ended May 31, 1998 through the time that Ingen Technologies, Inc. (the private Nevada company) was acquired in March of 2004. The time and expense related to filing these delinquent reports was substantial. Fortunately, we substantially completed these delinquent reports in the fiscal year ended May 31, 2008 and as a result we anticipate our legal and professional fees to continue to fall.

Our travel expense increased from $228,671 in the fiscal year ended May 31, 2006 to $319,476 in the fiscal year ended May 31, 2007 (an increase of 39.7%). This increase in travel expense was due to domestic travel expenses incurred while expanding national distribution contracts for Oxyview®.

The amounts we paid for outside services decreased from $611,236 in the fiscal year ended May 31, 2006 to $573,631 in the fiscal year ended May 31, 2007 (a decrease of 6.1%).  This slight decrease was primarily attributable to slight decreases in expenses paid with stock to third party consultants and professional service fees (accountants and attorneys) associated with filing delinquent reports with the SEC.

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

Due to entering into $2,780,000 in convertible note agreements as of May 31, 2007, our interest expense increased dramatically. We reported interest expense of $219,977 in our fiscal year ended May 31, 2006. Our interest expense in the 2007 fiscal year was $5,415,384. The bulk of this current interest expense relates to the accounting treatment of the convertible feature of the notes payable. The interest expense accrued on the notes payable was equal to $81,971 for the year ended May 31, 2007. The other interest charges related to the amortization of debt issue costs, amortization of note discount and other financing costs were $5,333,413.

We reported income due to the change in our derivative liability in the amount of $1,643,358 in the fiscal year ended May 31, 2007. This was the first year we reported such income. This income was generated as a result of the Company's treatment of certain convertible notes payable and warrants. The Company is required to value the convertible feature of each convertible note and also value the warrants when they are issued. The valuation was done again as of May 31, 2007. The changes in these values, which are based on a Black Scholes valuation, have been recorded as income. The net difference of the Black Scholes valuation at the time of the issuance of the debt and warrants compared to the valuation as of May 31, 2007 resulted in the Company reporting income of $1,583,636 (the derivative liability decreased between the time of issuance of the warrants and debt and May 31, 2007).

We have not generated net profit to date and therefore have not paid any federal income taxes since inception. We paid $1,215 and $800 in franchise taxes to the state of California in the fiscal years ended May 31, 2007 and 2006, respectively. We also made a tax payment to the state of Georgia of $1,775 in the current fiscal year. We estimate that our federal tax net operating loss carry forward will be approximately $4.6 million as of May 31, 2007. This carry forward was equal to $3,009,598 as of May 31, 2006. The loss carry forward will begin to expire in 2019, if not utilized. Our ability to utilize our net operating loss and tax credit carry forwards may be limited in the event of a change in ownership.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2007, our current assets totaled $262,521 (including cash of $238, inventory of $85,594 and prepaid expenses of $176,689). Total current liabilities were $1,520,251, consisting of $84,517 in accounts payable, $371,853 in accrued expense, a $100,000 note, $949,342 in an officer's loan and $14,539 representing the current portion of long-term debt. We had a working capital deficit of $1,257,730 as of May 31, 2007. We had $720,678 of sales in the fiscal year ended May 31, 2007 and sales of convertible debentures on which we netted $1,566,800. Our finances were assisted by deferments from our CEO and Chairman Scott R. Sand. Mr. Sand accrued $96,667 in salary in the fiscal year, although he converted $95,311 of this accrued salary into preferred stock. As of May 31, 2007, we owed Mr. Sand $865,000 in notes for past due compensation, $11,112 for accrued interest on the notes, $113,356 in accrued salary and an additional $84,342 for expenses that he has paid on behalf of the Company.  The total amount due to Mr. Sand was $1,158,151.

Our current assets as of May 31, 2006 were $111,112, comprised of cash. Our current liabilities as of May 31, 2006 were $1,292,495 (comprised of accounts payable of $48,186, accrued expenses of $873,483 and an officer's loan of $370,826). We had a working capital deficit of $1,181,383 as of May 31, 2006.

Operations for the fiscal year ended May 31, 2007 required $1,500,486 in cash (compared to $1,463,006 in the fiscal year ended May 31, 2006). We made investments of $253,695 in the fiscal year ended May 31, 2007 (compared to $48,583 in the fiscal year ended May 31, 2006). The investments made in the fiscal year ended May 31, 2007 included purchases of $253,695 of equipment. The investment in the fiscal year ended May 31, 2006 was for equipment. Our operations for the fiscal year ended May 31, 2007 were assisted by sales of convertible loans in the amount of $1,566,800, loans from our CEO in the amount of $26,416 and other loans in the amount of $116,096. We also repaid loans of$14,105 and refunded a stock purchase for $52,000.

Our future cash requirements will depend on many factors, including finishing the development of our OxyAlert® product (largely completed), the costs involved in SEC regulatory filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization for OxyAlert® in particular, as well as our ongoing Secure Balance and Oxyview® sales efforts. We intend to seek additional funding in the amount of $5,000,000 through public or private financing transactions. There is no guarantee that we will be able to obtain such funding. Future operations are subject to a number of technical and business risks, including our continued ability to obtain future funding, satisfactory product development and market acceptance for our products.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS ENDED MAY 31, 2007 AND MAY 31, 2008

We reported gross sales of $252,493 in the fiscal year ended May 31, 2008. Our total sales fell 65% from sales of $720,678 in our fiscal year ended May 31, 2007. Our sales decrease was attributable to less sales of our Secure Balance product. Our management has decided to focus sales and marketing efforts on our proprietary higher-margin Oxyview® product. We expect our sales of Oxyview® to continue to increase.

Our sales of Secure Balance in the fiscal year ended May 31, 2008 dropped 70.6% from $704,490 in the fiscal year ended May 31, 2007 to $207,358. As our focus continues to shift toward our Oxyview® product, we expect our sales of Secure Balance to continue to fall. Our Oxyview® sales increased 638% to $42,044 in the fiscal year ended May 31, 2008 from $5,695 in the prior year. We reported sales of $294 of supplies and collected $2,797 in freight charges in the fiscal year ended May 31, 2008. This is compared to $10,492 in freight charges that we collected and recorded as income in the fiscal year ended May 31, 2007. The drop in freight charges is a direct function of our decrease in Secure Balance sales.  An Oxyview® unit weights 4 grams, whereas the total weight of the Secure Balance system is 350 pounds; resulting in higher freight costs for Secure Balance.

Our cost of sales was $167,631 in the fiscal year ended May 31, 2008 and our gross profit was $84,862 (a gross margin of 33.6%). We reported cost of sales of $452,100 in the fiscal year ended May 31, 2007 with a gross profit of $268,578 (a gross margin of 37.2%). Our cost of sales decreased 63% in our fiscal year ended May 31, 2008 compared to the fiscal year ended May 31, 2007. This decrease was due to our drop in Secure Balance sales. The gross profit on our Oxyview® sales for the fiscal year ended May 31, 2008 was $31,280 (total sales of $42,044 with costs of sales of $10,764). The gross margin on our Oxyview® sales was 74.4%. This is compared to the cost of sales of $156,867 on our Secure Balance sales (a gross margin of 24.3%, a gross profit of $50,491 on $207,358 in Secure Balance sales).

Our selling, general and administrative expenses ("SG&A") were $2,118,817 in the fiscal year ended May 31, 2008. This was a decrease of approximately 1.7% from the selling, general and administrative expenses of $2,154,505 reported in the fiscal year ended May 31, 2007. This decrease was attributable to lower advertising, sales and marketing expenses in the fiscal year ended May 31, 2008 compared to the prior fiscal year.

The largest components of our SG&A in the fiscal year ended May 31, 2008 were advertising, legal and professional services, travel associated with both sales and business development, outside services and salaries.

Our advertising expense dropped to $60,452 in the fiscal year ended May 31, 2008 from $175,524 in the fiscal year ended May 31, 2007 (a decrease of 65.6%). This drop in advertising expense is due to less available capital for advertising and a decrease in advertising of our Secure Balance product. We expect advertising expense to continue to fall until we secure additional capital to allocate to advertising and promoting of Oxyview®.

We spent $372,865 on legal and professional fees in the fiscal year ended May 31, 2007. This amount dropped 38.4% to $229,692 in the fiscal year ended May 31, 2008. A large portion of our legal and professional fees related directly to the task of filing delinquent periodic reports required by the SEC. Our predecessor management failed to file these reports dating from the fiscal year ended May 31, 1998 through the time that Ingen Technologies, Inc. (the private Nevada company) was acquired in March of 2004. The time and expense related to filing these delinquent reports was substantial. Fortunately, we substantially completed these delinquent reports in the fiscal year ended May 31, 2008 and as a result we anticipate our legal and professional fees to continue to fall.

Our travel expense decreased from $319,476 in the fiscal year ended May 31, 2007 to $168,574 in the fiscal year ended May 31, 2008 (a decrease of 47.2%). This drop in travel expense is due to less available capital for travel related to the promotion of our products and our company in general. We expect travel expense to increase when we secure additional capital to allocate to travel expense.

The amounts we paid for outside services increased from $573,631 in the fiscal year ended May 31, 2007 to $927,902 in the fiscal year ended May 31, 2008 (an increase of 61.8%).

The amounts we paid for salaries increased from $195,164 in the fiscal year ended May 31, 2007 to $402,388 in the fiscal year ended May 31, 2008 (an increase of 106.2%). This increase is attributable to the increase in officer's compensation paid to Scott Sand, our CEO. We entered into an employment contract with Mr. Sand on December 1, 2006 which pays him a salary of $200,000 per year.  We also issued Mr. Sand stock awards valued at $133,699 during the fiscal year ended May 31, 2008. As a result of his salary and stock awards to Mr. Sand, our officer's compensation for the fiscal year ended May 31, 2008 increased to $333,699 from $116,667 in the previous fiscal year.

We reported interest expense of $2,095,123 in our fiscal year ended May 31, 2008. Our interest expense in the fiscal year ended May 31, 2007 was $5,415,384.  This represents a decrease in interest expense of 61.3%. This decrease is primarily attributable to the amount booked as interest expense due to the accounting treatment of the convertible feature of the notes payable. The other interest charges related to the amortization of debt issue costs, amortization of note discount and other financing costs for the fiscal year ended May 31, 2007 were $5,333,413. This same item was $1,762,784 in the fiscal year ended May 31, 2008. The interest expense attributable to the accrued of interest on the notes payable was equal to $81,971 for the year ended May 31, 2007. The interest accrued on our notes payable in the fiscal year ended May 31, 2008 was $332,339.  This accrued interest amount was an increase of 162% compared to the previous fiscal year. This increase was due to a higher average balance of notes payable outstanding during the fiscal year.

We reported income due to the change in our derivative liability in the amount of $1,643,358 in the fiscal year ended May 31, 2007, compared to $2,041,129 in the current fiscal year. This income was generated as a result of the Company's treatment of certain convertible notes payable and warrants. The Company is required to value the convertible feature of each convertible note and also value the warrants when they are issued. The valuation was done again as of May 31, 2007 and May 31, 2008. The changes in these values, which are based on a Black Scholes valuation, have been recorded as income. The net difference of the Black Scholes valuation at the time of the issuance of the debt and warrants compared to the valuation as of May 31, 2007 and May 31, 2008 resulted in the Company reporting income of $1,643,358 and $2,041,129, respectively (the derivative liability decreased between the time of issuance of the warrants and debt and May 31, 2007, and then decreased again by May 31, 2008).

We have not generated net profit to date and therefore have not paid any federal income taxes since inception. We paid $810 and $2,990 in franchise taxes to the state of California and the state of Georgia in the fiscal years ended May 31, 2008 and 2007, respectively. We estimate that our federal tax net operating loss carry forward will be approximately $5.8 million as of May 31, 2008. This carry forward was equal to $4.6 million as of May 31, 2007. The loss carry forward will begin to expire in 2019, if not utilized. Our ability to utilize our net operating loss and tax credit carry forwards may be limited in the event of a change in ownership.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2008, our current assets totaled $125,826 (including accounts receivable of $63, inventory of $74,830 and prepaid expenses of $50,933). Total current liabilities were $2,415,960, consisting of a cash overdraft of $530, $212,242 in accounts payable, $501,750 in accrued expense, $866,747 in an officer's loan, $82,500 in short-term loans, $737,652 in convertible notes and $14,539 representing the current portion of long-term debt. We had a working capital deficit of $2,290,134 as of May 31, 2008. We had $252,493 of sales in the fiscal year ended May 31, 2008, sales of common stock in the amount of $193,300, loans of $108,500 and sales of convertible debentures on which we netted $200,000. Our finances were assisted by deferments from our CEO and Chairman Scott R. Sand. Mr. Sand accrued $196,511 in salary in the fiscal year, although he converted all of this accrued salary into Series A Convertible Preferred Stock and common stock. As of May 31, 2008, we owed Mr. Sand a total of $945,659 as of May 31, 2008. Of this amount, $300,000 is in the form of a non-interest bearing note dated March 20, 2004.  This note was issued by Ingen with a four-year term for salary due to Mr. Sand from 1997-1998.  A second note to Mr. Sand was issued on April 2, 2007 in the amount of $565,000.  This note bears an interest rate of 12% per annum and is due on April 3, 2012.  The second note was issued to Mr. Sand for salary due in 2003 and 2004.  There is also $1,747 due to Mr. Sand as a result of business expenses paid by Mr. Sand on his personal credit cards. The Company has not recorded interest expense on this last amount.  The related accrued interest is $78,912 as of May 31, 2008.

At May 31, 2007, our current assets totaled $262,521 (including cash of $238, inventory of $85,594 and prepaid expenses of $176,689). Total current liabilities were $1,520,251, consisting of $84,517 in accounts payable, $371,853 in accrued expense, a $100,000 note, $949,342 in an officer's loan and $14,539 representing the current portion of long-term debt. We had a working capital deficit of $1,257,730 as of May 31, 2007. We had $720,678 of sales in the fiscal year ended May 31, 2007 and sales of convertible debentures on which we netted $1,566,800. Our finances were assisted by deferments from our CEO and Chairman Scott R. Sand. Mr. Sand accrued $96,667 in salary in the fiscal year, although he converted $95,311 of this accrued salary into preferred stock. As of May 31, 2007, we owed Mr. Sand $865,000 in notes for past due compensation, $11,112 for accrued interest on the notes, $113,356 in accrued salary and an additional $84,342 for expenses that he has paid on behalf of the Company.  The total amount due to Mr. Sand was $1,158,151.

Operations for the fiscal year ended May 31, 2008 required $560,538 in cash (compared to $1,500,486 in the fiscal year ended May 31, 2007). We did not make any investments in the fiscal year ended May 31, 2008 (compared to $253,695 in the fiscal year ended May 31, 2007). The investments made in the fiscal year ended May 31, 2007 included purchases of $253,695 of equipment. Our operations for the fiscal year ended May 31, 2008 were assisted by sales of convertible loans in the amount of $200,000, loans from our CEO in the amount of $196,511, sales of common stock that netted $193,300 and other loans in the amount of $108,500. We also repaid loans of $39,796.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

MATERIAL COMMITMENTS

Convertible Notes Payable Issued for Cash - The Company has entered into convertible debenture agreements with a group of investors that total $2,135,000 from June 2006 through July 2007. As of May 31, 2008, these notes were convertible into approximately 11.3 million shares of the Company's post-reverse split common stock. Additionally, the note holders (or their affiliates) were initially granted options to purchase up to 48,334 shares of the Company's common stock (these warrants were initially issued to purchase 29,000,000 shares of common stock, but the number has been adjusted for the 600 to 1 reverse stock split which was effective on August 27, 2008). If all of the notes were converted and the warrants were exercised, the noteholders could own more than ninety-five percent of the Company's outstanding common stock, however under the terms of the agreements the noteholders can not convert their notes into holdings that would exceed 4.99% of the Company's outstanding common stock.  The notes were entered into under the terms of three different agreements.

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

The Company may prepay the notes in the event that no event of default exists, there is sufficient number of shares available for conversion, and the market price is at or below $0.10 per share. In addition, in the event that the average daily price of the common stock, as reported by the reporting service, for each day of the month ending on any determination date is below $0.10, the Company may repay a portion of the outstanding principal amount of the notes equal to 101% of the principal amount thereof divided by thirty-six plus one month's interest. The full principal amount of the notes is due upon default under the terms of the notes. In addition, the Company has granted the investors a security interest in substantially all of its assets and intellectual property as well as registration rights.

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

The Company may prepay the notes in the event that no event of default exists, there is sufficient number of shares available for conversion, and the market price is at or below $0.10 per share. The rate of prepayment ranges from 120% of face value of the notes or higher, depending on the timing of such prepayment.  In addition, the Company has granted the investors a security interest in substantially all of its assets and intellectual property as well as registration rights.

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

CONVERTIBLE NOTES ISSUED FOR SERVICES – Between June 1, 2004 and May 1, 2008, the Company issued a total of $940,000 in convertible notes to pay for services.  These notes had terms varying from one to four years and carried interest rates of 6%.

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

TRENDS THAT MAY IMPACT OUR LIQUIDITY

Positive Trends:

The United States has an increasingly elderly population. Our Secure Balance and respiratory product line (except GasAlert® which targets the entire consumer population) are made to meet some of the challenges and circumstances experienced by our senior citizens. As a result, we expect our sales to increase in time in reflection of this positive trend.

Management also believes that our products provide increasing protection in relation to medical malpractice issues. Use of our Secure Balance system, OxyAlert® and Oxyview® products enhance the safety of patients, and therefore, we believe, lessen the chances of medical malpractice exposure to our physician clients.

We have been developing our respiratory product line since 1999. We have identified competition in the marketplace for our Oxyview® and OxyAlert® products.  The competition with Oxyview® is very small. There are 3 major manufacturers of oxygen flow meters, all of whom manufacture the gravity dependent [ball in tube] flow meter that can only attach directly to the delivery system. Specifically, there are two other in-line oxygen flow meters, the Liter-Meter manufactured by Erie Medical, Inc., and the Rotameter manufactured by King Instruments. Both of these devices are gravity dependent flow meters that include glass housings and are heavier as compared to the Oxyview®. Oxyview® only weighs approximately 4 grams, less than 1/4 the weight of the Liter-Meter and Rotameter. It is made of medical grade polycarbonate which is lighter, more durable and less of a safety factor compared to the glass house used on the competitive models. More important, Oxyview® is not gravity dependent and works in any position, providing a more accurate reading and more user friendly environment for the patients and clinicians. The Liter-Meter and Rotameter are gravity dependent, and must be held vertical to provide a reading. Oxyview® is not affected by normal temperature changes and humidity, and can function at high altitudes for private and commercial aviation use; whereas the Liter-Meter and Rotameter are effected by temperature, humidity and gravity, and become even more unstable in providing a reading for oxygen flow rate. The size of competition is expected to enhance our planned marketing campaign.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We have restated our financial statements for the fiscal years ended May 31, 2008 and May 31, 2007. These restatements (as described below) also caused us to restate our  interim financial statements for the quarters ended August 31, 2006, November 30, 2006, February 28, 2007, August 31, 2007, November 30, 2007 and February 29, 2008. These unaudited financial statements are also included herein. The items that caused us to restate our financial statements are summarized below. The effects of the change to each line of financial statements are noted in the footnotes of the audited consolidated financial statements in Note A. The effects of the change to each line of the interim financial statements for the aforementioned quarters are footnoted at the bottom of each page of the restated unaudited financial statements that follow.

The restated audited consolidated financial statements for the fiscal year ended May 31, 2007 and 2008 have been adjusted due to unrecorded liabilities with origination dates from 1997-2007.  These unrecorded liabilities were issued in the form of convertible notes for services rendered or notes due to officers for past due salary.  The convertible notes also had derivative liabilities associated with the convertible feature which resulted in additional changes to the financial statements.  Management had neglected to provide its auditors with any details regarding these transactions until the commencement of the review for the quarter ended November 30, 2008.  These restated financial statements also include adjustments for a sales tax audit conducted by the state of California and the write off of certain costs previously capitalized as intangible assets.  At the time of the discovery of the unrecorded notes, the auditors notified management of the requirement to file a Form 8-K to report non-reliance on previously issued financial statements.  The unrecorded liabilities and other adjustments are summarized as follows:

1)              On March 20, 2004, the Company issued a note to Scott Sand, its Chairman and CEO, in the amount of $300,000 for salary due from March 27, 1997 through March 28, 1998.  This note was issued for work done in founding Ingen Technologies, Inc. (Nevada) and developing the BAFI® product concept.  The note did not bear an interest rate and was stated to be due and payable on March 20, 2008.  The Company has adjusted the retained earnings of Ingen Technologies, Inc. (Nevada) upon the acquisition of the subsidiary on March 15, 2004.

2)              On June 1, 2004, the Company issued to MedOx Corporation, Inc. a note in the amount of $225,000 in consideration for services rendered under an agreement entered into on the same date.  The Company has recorded an expense in the amount of $225,000 in the fiscal year ended May 31, 2005 and also has adjusted its balance sheet as of the same date to include the convertible note.  The note was issued with a 6% interest rate and a four-year term.  The Company has accrued interest on the note for the years ended May 31, 2005, 2006, 2007 and 2008.  Upon the date of the issuance of the note a Black-Scholes valuation was conducted to determine the value of the convertible feature of the note and this feature was valued at $448,997.  The note was discounted up to its face value and the remaining amount of $223,997 was deducted as additional interest expense.  The discount has been amortized over the four-year term of the note.  The convertible feature of the note has been revalued at the end of each quarter with changes booked as income or loss due to change in derivative liability on the statement of operations in each period.

3)              On September 4, 2005, the Company issued to Xcel Associates, Inc. a note in the amount of $50,000 in consideration for services rendered under an Investor Relation’s Agreement entered into on the same date.  The Company has recorded an expense in the amount of $50,000 in the fiscal year ended May 31, 2006 and also has adjusted its balance sheet as of the same date to include the convertible note.  The note was issued with a 6% interest rate and a one-year term.  The Company has accrued interest on the note for the years ended May 31, 2006, 2007 and 2008.  Upon the date of the issuance of the note a Black-Scholes valuation was conducted to determine the value of the convertible feature of the note and this feature was valued at $86,437.  The note was discounted up to its face value and the remaining amount of $36,437 was deducted as additional interest expense.  The discount has been amortized over the three-year term of the note.  The convertible feature of the note has been revalued at the end of each quarter with changes booked as income or loss due to change in derivative liability on the statement of operations in each period.

4)              On February 19, 2006, the Company issued to an unrelated accredited third party a note in the amount of $50,000 in consideration for services rendered under an agreement entered into on the same date.  The Company has recorded an expense in the amount of $50,000 in the fiscal year ended May 31, 2006 and also has adjusted its balance sheet as of the same date to include the convertible note.  The note was issued with a 6% interest rate and a two-year term.  The Company has accrued interest on the note for the years ended May 31, 2006, 2007 and 2008.  Upon the date of the issuance of the note a Black-Scholes valuation was conducted to determine the value of the convertible feature of the note and this feature was valued at $97,837.  The note was discounted up to its face value and the remaining amount of $47,837 was deducted as additional interest expense.  The discount has been amortized over the two-year term of the note.  The convertible feature of the note has been revalued at the end of each fiscal year with changes booked as income or loss due to change in derivative liability on the statement of operations in each year.

5)              On January 1, 2007, the Company issued to Xcel Associates, Inc. a note in the amount of $50,000 in consideration for services rendered under an Investor Relation’s Agreement entered into on the same date.  The Company has recorded an expense in the amount of $50,000 in the fiscal year ended May 31, 2007 and also has adjusted its balance sheet as of the same date to include the convertible note.  The note was issued with a 6% interest rate and a two-year term.  The Company has accrued interest on the note for the years ended May 31, 2007 and 2008.  Upon the date of the issuance of the note a Black-Scholes valuation was conducted to determine the value of the convertible feature of the note and this feature was valued at $78,809.  The note was discounted up to its face value and the remaining amount of $28,809 was deducted as additional interest expense.  The discount has been amortized over the two-year term of the note.  The convertible feature of the note has been revalued at the end of each quarter with changes booked as income or loss due to change in derivative liability on the statement of operations in each period.

6)              On March 15, 2007, the Company issued to MedOx Corporation, Inc. a note in the amount of $200,000 in consideration for services rendered under an agreement entered into on the same date.  The Company has recorded an expense in the amount of $200,000 in the fiscal year ended May 31, 2007 and also has adjusted its balance sheet as of the same date to include the convertible note.  The note was issued with a 6% interest rate and a two-year term.  The Company has accrued interest on the note for the years ended May 31, 2007 and 2008.  Upon the date of the issuance of the note a Black-Scholes valuation was conducted to determine the value of the convertible feature of the note and this feature was valued at $348,570.  The note was discounted up to its face value and the remaining amount of $148,570 was deducted as additional interest expense.  The discount has been amortized over the two-year term of the note.  The convertible feature of the note has been revalued at the end of each quarter with changes booked as income or loss due to change in derivative liability on the statement of operations in each period.

7)              On May 15, 2007, the Company issued to Xcel Associates, Inc. a note in the amount of $50,000 in consideration for services rendered under an Investor Relation’s Agreement entered into on the same date.  The Company has recorded an expense in the amount of $50,000 in the fiscal year ended May 31, 2007 and also has adjusted its balance sheet as of the same date to include the convertible note.  The note was issued with a 6% interest rate and a two-year term.  The Company has accrued interest on the note for the years ended May 31, 2007 and 2008.  Upon the date of the issuance of the note a Black-Scholes valuation was conducted to determine the value of the convertible feature of the note and this feature was valued at $92,158.  The note was discounted up to its face value and the remaining amount of $42,158 was deducted as additional interest expense.  The discount has been amortized over the two-year term of the note.  The convertible feature of the note has been revalued at the end of each quarter with changes booked as income or loss due to change in derivative liability on the statement of operations in each period.

8)              On April 2, 2007, the Company issued a note to Scott Sand, its Chairman and CEO, in the amount of $565,000 for salary earned in 2003-2004.  The note had a stated interest rate of 12% and was stated to be due and payable on April 3, 2012.  The Company has adjusted the retained earnings of Ingen Technologies, Inc. (Nevada) by $300,000 upon the acquisition of the subsidiary on March 15, 2004.  This amount relates to the compensation earned and accrued up until the acquisition date.  The remaining $265,000 related to compensation earned and accrued for the fiscal year ended May 31, 2004.  This amount has been deducted in the fiscal year ended May 31, 2004.  As of May 31, 2004, the entire amount of $565,000 was booked as accrued compensation due to an officer.  Upon the execution of the note for this amount on April 2, 2007, the accrued compensation was converted into a note due to an officer and reclassified on the balance sheet.

9)              On August 7, 2007, the Company issued to an unrelated accredited third party a note in the amount of $315,000 in consideration for services rendered under an agreement entered into on the same date.  The Company has recorded an expense in the amount of $315,000 in the fiscal year ended May 31, 2008 and also has adjusted its balance sheet as of the same date to include the convertible note.  The note was issued with a 6% interest rate and a one-year term.  The Company has accrued interest on the note for the year ended May 31, 2008.  Upon the date of the issuance of the note a Black-Scholes valuation was conducted to determine the value of the convertible feature of the note and this feature was valued at $526,881.  The note was discounted up to its face value and the remaining amount of $211,881 was deducted as additional interest expense.  The discount has been amortized over the one-year term of the note.  The convertible feature of the note has been revalued at the end of each quarter with changes booked as income or loss due to change in derivative liability on the statement of operations in each period.

10)            From 2000 through 2006, the Company failed to collect and remit sales taxes on the sales of its Secure Balance units within the state of California.  The Board of Equalization of the State of California commenced an audit in 2009 and assessed that the Company owed $112,594 in back sales taxes, interest and penalties.  Of this amount, $98,632 has been booked as an adjustment to the loss for the fiscal year ended May 31, 2006 and this same amount has been added as accrued sales taxes payable as of that date.  Additional amounts of $8,681 and $4,098 have been booked in the fiscal years ended May 31, 2007 and May 31, 2008, respectively, representing the amounts of tax, interest and penalties due in those fiscal years.  The Company paid the amount due in full, along with additional interest in June 2009.

11)            The Company had capitalized $67,345 associated with the costs incurred in perfecting and acquiring the rights to certain patents relating to its Oxyview® product.  When conducting an impairment analysis the Company believed that it should write off these costs.

12)            The Company issued options to purchase 1 million shares of preferred stock at a price of $0.04 per share the Company’s general counsel in December 2006.  These options were valued at $39,314.  This value was not deducted in the original financial statements and has been deducted in the fiscal year ended May 31, 2007

Index to Financial Statements:

Report of Independent Registered Public Accounting Firm	F-1
Restated Audited Financial Statements for the years ended May 31, 2008 and May 31, 2007	F-2
Quarterly Restated Interim Statements	F-59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders’ of
Ingen Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Ingen Technologies, Inc. (the “Company”) as of May 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ingen Technologies, Inc. as of May 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $2,088,759 during the year ended May 31, 2008, and, as of that date, had a total stockholders’ deficit of $7,844,181. As described in Note 3 to the consolidated financial statements, the Company expects to continue to incur operating losses and a significant amount of additional capital will be necessary to support operations until the point at which the Company is profitable. In addition, as of May 31, 2008 and 2007, the Company was in technical default under its convertible note agreements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 3. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As described in Note 19, the Company has restated its previously issued consolidated financial statements as of May 31, 2008 and 2007 and for the years then ended.

/s/ Anton & Chia, LLP

Newport Beach, California
August 4, 2010

Ingen Technologies, Inc.
Consolidated Balance Sheets
May 31, 2008 and May 31, 2007

	Balance as	Balance as
	of May 31, 2008	of May 31, 2007
	(restated)	(restated)
ASSETS
Current assets
Cash	$-	$238
Accounts receivable	63	-
Inventories	74,830	85,594
Prepaid expenses	50,933	176,689

Total current assets	125,826	262,521

Property and equipment, net	229,960	287,841

Other assets
Debt issue costs, net of accumulated amortization of $211,173 and $86,663	157,027	261,537
Deposits	31,550	1,550

Total other assets	188,577	263.087

TOTAL ASSETS	$544,363	$813,449

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Cash overdraft	$530	$-
Accounts payable	212,242	84,517
Accrued expenses	501,750	371,853
Officer's loans	866,747	949,342
Short-term notes	82,500	-
Convertible notes payable, net of unamortized discount of $202,348 and none	737,652	100,000
Current portion of long-term debt	14,539	14,539

Total current liabilities	2,415,960	1,520,251

Long-term liabilities
Long term debt	96,872	100,452
Convertible notes payable, net of unamortized discount of $951,792 and $1,807,134	1,079,755	632,865
Derivative liability	4,795,957	5,851,806

Total long-term liabilities	5,972,584	6,585,123

Total liabilities	8,388,544	8,105,374

Stockholders' deficit
Preferred stock, Series A, no par value, preferred liquidation value of $1.00 per share,100,000,000 shares authorized and 38,275,960 issued and outstanding as of May 31, 2008, total liquidation preference of $38,275,960 16,578,991 issued and outstanding as of May 31, 2007, total liquidation preference of $16,578,991	1,000,536	727,627
Common stock, no par value, authorized 3,500,000,000 shares, 751issued and outstanding as of May 31, 2008, 604 issued and outstanding as of May 31, 2007	5,145,143	3,883,549
Series A preferred stock subscription	2,000	-
Series A preferred stock subscription receivable	(220,000)	(220,000)
Accumulated deficit	(13,771,860)	(11,683,101)

Total stockholders' deficit	(7,844,181)	(7,291,925)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$544,363	$813,449

See notes to consolidated financial statements

Ingen Technologies, Inc. and Subsidiary
Consolidated Statements of Operations
For the years ended May 31, 2008 and May 31, 2007

	For the years ended May 31,
	2008	2007
	(restated)	(restated)

Sales	$252,493	$720,678

Cost of sales	167,631	452,100

Gross Profit	84,862	268,578

Selling, general and administrative expenses	2,118,817	2,154,505

Operating loss	(2,033,955)	(1,885,927)

Other expenses
Interest expense	(2,095,123)	(5,415,384)
Change in derivative liability	2,041,129	1,643,358

Net loss before taxes	(2,087,949)	(5,657,953)

Provision for income taxes	810	2,990

Net loss	$(2,088,759)	$(5,660,943)

Basic and diluted net loss per share	$(3,080.76)	$(9,403.56)

Weighted average number of shares outstanding	678	602

See notes to consolidated financial statements

Ingen Technologies, Inc. and Subsidiary
Consolidated Statement of Stockholders' Deficit

	Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at May 31, 2006 (restated)	14,134,547	$734,980	599	$3,615,029

Conversion of Series A Preferred stock into common stock	(2,000,000)	(146,667)	2	146,667
Issuance of Series A Preferred stock for accrued compensation	4,444,444	100,000
Issuance of common stock for services	-	-	2	56,400
Issuance of common stock for patent	-	-	1	60,000
Adjustment to common stock subscription purchase price entered into in year ended May 31, 2006	-	-	-	(52,000)
Value of options issued for legal fees	-	39,314	-	57,453
Net loss for year ended May 31, 2007	-	-		-

Balance at May 31, 2007 (restated)	16,578,991	$727,627	604	$3,883,549

Conversion of Series A Preferred stock into common stock	(636,364)	(19,091)	1	19,091
Issuance of Series A Preferred stock for accrued compensation and officer's loans	20,333,333	272,000
Issuance of Series A Preferred stock for services	2,000,000	20,000
Series A Preferred stock subscription	-	-
Issuance of common stock for cash	-	-	24	193,300
Issuance of common stock for services	-	-	20	787,750
Issuance of common stock for conversions of notes	-	-	16	28,453
Issuance of common stock for accrued compensation and officer's loans	-	-	87	233,000
Net loss for year ended May 31, 2008	-	-	-	-

Balance at May 31, 2008 (restated)	38,275,960	$1,000,536	752	$5,145,143

See notes to consolidated financial statements

Ingen Technologies, Inc. and Subsidiary
Consolidated Statement of Stockholders' Deficit

		Series A
	Series A	Preferred Stock
	Preferred Stock	Subscription	Retained
	Subscription	receivable	Earnings	Total

Balance at May 31, 2006 (restated)	$-	$(220,000)	$(6,022,158)	$(1,892,149)

Conversion of Series A Preferred stock into common stock	-	-	-	-

Issuance of Series A Preferred stock for accrued compensation	-	-	-	100,000
Issuance of common stock for services	-	-	-	56,400
Issuance of common stock for patent	-	-	-	60,000
Adjustment to common stock subscription purchase price entered into in year ended May 31, 2006	-	-	-	(52,000)
Value of options issued for legal fees	-	-	-	96,767
Net loss for year ended May 31, 2007	-	-	(5,660,943)	(5,660,943)

Balance at May 31, 2007 (restated)	$-	$(220,000)	$(11,683,101)	$(7,291,925)

Rounding shares issued on reverse stock split
Conversion of Series A Preferred stock into common stock	-	-	-	-
Issuance of Series A Preferred stock for accrued compensation and officer’s loans	-	-	-	272,000
Issuance of Series A Preferred stock for services	-	-	-	20,000
Series A Preferred stock subscription	2,000	-	-	2,000
Issuance of common stock for cash	-	-	-	193,300
Issuance of common stock for services	-	-	-	787,750
Issuance of common stock for conversions of notes	-	-	-	28,453
Issuance of common stock for accrued compensation and officer’s loans	-	-	-	233,000
Net loss for year ended May 31, 2008	-	-	(2,088,759)	(2,088,759)

Balance at May 31, 2008 (restated)	$2,000	$(220,000)	$(13,771,860)	$(7,844,181)

See notes to consolidated financial statements

Ingen Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	For the years ended May 31,
	2008	2007
	(restated)	(restated)
Cash flow from operating activities
Net loss	$(2,088,759)	$(5,660,943)
Depreciation and amortization	57,880	21,368
Amortization of debt issue costs	124,510	86,663
Expenses paid with stock	1,144,606	216,400
Value of options issued for services	-	96,767
Change in derivative liabilities	(2,041,129)	(1,643,358)
Non-cash interest expense and financing costs	1,638,274	5,246,750
Note payable issued for services	240,000	865,000
(Increase) decrease in prepaid expenses	125,755	(176,689)
(Increase) decrease in deposits	(30,000)	(1,550)
(Decrease) increase in accounts payable	127,726	36,330
(Decrease) increase in accrued expenses	129,897	(501,629)
(Increase) decrease in accounts receivable	(63)	-
(Increase) decrease in inventory	10,765	(85,595)
Net cash used in operating activities	(560,538)	(1,500,486)

Cash flow from investing activities
Purchase of property and equipment	-	(253,695)
Net cash used in investing activities	-	(253,695)

Cash flow from financing activities
Sale of common stock	193,300	-
Proceeds from stock subscription	2,000
Refund of common stock purchase	-	(52,000)
Proceeds from loans	82,500	116,096
Payments on loans	(3,579)	(1,105)
Proceeds from convertible notes payable	200,000	1,566,800
Proceeds from stockholder and officer loans	135,856	26,416
Repayments of stockholder and officer loans	(50,307)	(12,900)
Net cash provided by financing activities	559,770	1,643,307

Net cash increase (decrease)	(768)	(110,874)

Cash at beginning of year	238	111,112

Cash at end of year	$(530)	$238

Supplemental information
Cash paid for taxes	$800	$800
Cash paid for interest expense	$13,081	$2,957

Non-Cash Activities:
Exchange of 636,364 shares of Series A preferred stock for common stock	$19,091	$-
Issuance of series A preferred stock to officer for accrued compensation and payment on officer's loan	$168,144	$100,000
Value of issuance of warrants in connection with convertible debt	$-	$2,430,570
Recorded a beneficial conversion feature	$526,881	$4,469,855
Stock Subscription Receivable	$-	$220,000
Conversion of debt into common stock	$28,453	$-
Stock issued for patent	$-	$60,000

See notes to consolidated financial statements

Ingen Technologies, Inc.
Notes to Consolidated Financial Statements
For the years ended May 31, 2007 and 2008

NOTE 1 - NATURE OF BUSINESS

Ingen Technologies, Inc. is a medical device manufacturer with products registered with the United States Food & Drug Administration and holds a manufacturing license issued by the California Department of Health & Human Services in compliance with the manufacturing regulations in the state of California.

The Company has developed markets and distributes medical products, with applications in the respiratory device industry.  Ingen Technologies is a Georgia corporation that is publicly traded on the NASDAQ OTC Pink Sheets under the stock symbol “IGNT.” Ingen Technologies, Inc. owns 100% of the capital stock of Ingen Technologies, Inc., a Nevada corporation, and this subsidiary was incorporated on June 10, 1999.

The Company's flagship product is its Oxyview® line of products. These products include Oxyview®, Oxyview Nasal Cannula and Oxyview Pulse Oximeter. The Oxyview® product line has multiple applications, inclusive but not limited to, the Home Care Medical Industry, Commercial Medical Industry, Government Services Administration and the Aircraft Industry.

According to 2007 CDC statistics, there are an estimated 23 million patients diagnosed with chronic obstructive pulmonary disease (COPD) in the United States and an estimated 600 million patients worldwide, according to the World Health Organization. There are also another estimated 12 million patients that are undiagnosed in the US. COPD is the fifth leading cause of death in the US and is one of the leading causes of death in the world. The majority of COPD patients require continued home oxygen therapy, which includes all of the required equipment supplied by the home suppliers of Durable Medical Equipment (DME). With the ongoing cuts of reimbursement for oxygen providers in the US, the home (DME) providers need to cut costs to stay in business. Oxyview® provides a substantial savings as a result of decreasing the number of unnecessary service calls for the home (DME) provider, as well as may prevent harm and malpractice issues related to equipment malfunction.

Oxyview® is a pneumatic metering device that displays and confirms the oxygen flow rate near the patient. The Oxyview® flow meter easily and quickly installs on to the oxygen tubing nearest the patient where oxygen flow matters the most. Without the Oxyview®, patients cannot confirm oxygen flow traveling through the oxygen tubing, and as a result there is an increase in  unnecessary patient calls to their (DME) provider. Oxyview® also allows the home (DME)
provider to trouble-shoot other equipment problems over the telephone which eliminates an on-site visit with the patient. More important, the Oxyview® provides the patient with more assurance that they are receiving adequate and prescribed oxygen flow. In most cases, the Oxyview® cost less than a single service call.

The Company introduced the new Oxyview® Nasal Cannula in May-2009. The Company offers both a reusable Oxyview® and a disposable Oxyview® attached to a nasal cannula. Oxyview® is reusable and the Oxyview® Nasal Cannula is a disposable soft-tip, latex free cannula that incorporates the Oxyview® in-line and requires no batteries, and pneumatically works all the time in any position with all liquid or gas O2 systems.

Corporate History: The Company was incorporated under the laws of the State of Colorado on August 3, 1989, under the name of Regional Equities Corporation. The principals of this new corporation decided to develop and operate a chain of restaurants, and in May of 1990 changed its name to Classic Restaurants and completed an initial public offering of units consisting of its Class A Common Stock and three separate classes of warrants. All of the warrants issued in connection with the offering expired without any being exercised. The Company developed two Florida based restaurants. Effective upon the close of trading on July 12, 1994, the Company effectuated a 1-for-10,000 reverse stock split of its Class A Common Stock. Effective on the close of trading on November 7, 1994, the Company effectuated a 10-for-1 forward stock split of its Class A and Class B Common Stock. In September 1995, the Company declared a 50% share dividend payable to the holders of record of its Class A and Class B Common Stock on October 13, 1995. At a special meeting of the stockholders of the Company held on April 13, 1998, the stockholders voted to close down the restaurants and approve a merger of the Company with and into Creative Recycling Technologies, Inc. ("CRTZ"), incorporated under the laws of the State of Georgia.

CRTZ developed a rubber tire recycling technology. The Company moved the state of incorporation from Colorado to Georgia. The merger became effective on April 14, 1998. As of the effective date of the merger, the Company ceased to exist as a separate legal entity, and CRTZ assumed, and became the owner of all of the liabilities and assets of the Company by operation of law. Under the Agreement and Plan of Merger, common and preferred stockholders received, for each share of common or preferred stock which they owned, one share of common or preferred stock in CRTZ which has the same rights, preferences and limitations as the shares which they owned  immediately before the effective date of the merger. Effective upon the close of trading on April 14, 1998, the Company effectuated a 1-for-20 reverse stock split of its Class A and Class B Common Stock. The Company was dissolved on December 11, 1998 after a grievance regarding breach of the merger agreement of April 14, 1998, and there was no business activity until November of 2004.

On March 22, 2004, a merger agreement was approved between Creative Recycling Technologies (CRTZ) and Ingen Technologies, Inc., a private Nevada Corporation. Ingen Technologies, Inc. survived as the new subsidiary of Creative Recycling Technologies for the sole purpose of operating the new business. Creative Recycling Technologies changed its name to Ingen Technologies Inc., and remained a Georgia corporation, with completely new management and an active business plan in the medical devices industry, operated through the new subsidiary; “Ingen Technologies Inc.”, a Nevada Corporation, and wholly owned subsidiary of the public Company, Ingen Technologies Inc., a Georgia corporation.

The current subsidiary, Ingen Technologies, Inc., the Nevada corporation, was founded and incorporated by Scott R. Sand on June 10, 1999. Upon the effective date of the merger in March of 2004, Mr. Sand became the Chief Executive Officer and Chairman of the Board of Directors for both the public company and the subsidiary and continues to hold these positions today.

On December 5, 2005, the Company effected changes to the capital structure that reduced the number of authorized common shares from 500 million to 100 million. The number of authorized preferred shares remained unchanged at 40 million and was designated as Series-A Convertible Preferred Stock. The stockholders authorized a reverse split of common shares on a ratio of 40 into 1 and preferred shares on a ratio of 3 into 1.

On November 16, 2006, the Company purchased the intellectual property rights for Oxyview®. The Company had co-invented the Oxyview® product with a third party.  The agreement gave the Company sole ownership of the product and intangible assets in the form of pending patents associated with Oxyview®, which is part of the Company's BAFI® line of products. Patents for Oxyview® are pending in the United States, Japan, and the European Communities.  The Company was issued Oxyview®  patent by the People's Republic of China on July 1, 2009.  Oxyview® relates to flow meters which provide a visual signal for gas flow through a conduit. More particularly it relates to a flow meter which provides a visual cue viewable with the human eye, as to the flow of gas through a cannula which conventionally employs very low pressure and gas volume to a patient using the Oxyview®.  The Company began selling Oxyview® in November of 2006.

On February 12, 2008, the stockholders approved a resolution to amend the Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 750,000,000, and authorized a reverse split of common shares on a ratio of 600 into 1, effective on August 27, 2008; thereby reducing the number of issued and outstanding shares from 342,946,942 to 572,259.  On March 18, 2009, the Company effectuated another reverse stock split.  This additional reverse split was at a rate of one share for every three thousand (3,000) then outstanding.  The cumulative effect of these two reverse stock splits was a rate of one share for every 1,800,000.  The Series A Preferred stock was not affected by these reverse stock splits. The effects of the reverse stock splits have been adjusted for in these financial statements.

The stockholders also approved an increase in the number of authorized shares of common stock to 2.5 billion and an increase in the number of authorized shares of the Series-A preferred stock to 100 million. There was a change in the rights of the Series-A preferred stock to include special voting rights, giving them 10 votes per share (previously each share received one vote, on equal footing with the common stock). The Series-A preferred shares are now convertible into 10 shares of common stock (they previously were convertible at a rate of one for one).

On September 25, 2009, the stockholders authorized an increase of our authorized number of shares of common stock from 2.5 billion to 3.5 billion.

The following is a summary of our Intellectual Rights:

Intellectual Property:

Issued U.S. Patents:

OxyAlert® October 24, 2000, US Patent no. 6,137,417 and expires May 24, 2019
OxyAlert® December 4, 2001, US Patent no. 6,326,896 and expires October 24, 2020

Issued Foreign Patents:

Oxyview® July 1, 2009, Chinese Patent no. 200710005067.4 and expires April 23, 2029

Pending U.S. Patents:

Oxyview® filed June 16, 2006, pending serial no. 78-886168

Pending Foreign Patents:

Oxyview® Japanese Patent Application no. 2006-331151
Oxyview® European Patent Application no. 06,122,455.6

Registered Trademarks:

BAFI® on November 21, 2000 registration no. 2,406,214
OxyAlert® on April 4, 2006, registration no. 3,076,716
GasAlert® on April 11, 2006, registration no. 3,079,488
Oxyview® on May 20, 2008, registration no. 3,433,217
Secure Balance® April 12, 2009 registration no. 77-405551

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

For certain product related sales, the Company is required to perform installation and training for the customer as part of the sales agreement. In these cases, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, the Company treats the product and the installation and training as one unit, as the products have no value to the customer until installed and the customer training has taken place. As a result, in these instances, the Company defers the entire sale until the products are installed and the customer training has taken place. Once all the conditions have been met, the Company recognizes the revenue.

For product related sales where no installation or training is required, the Company records revenues when title and the risk of loss pass to the customer. Generally, this is upon shipment of the product.

Certain of the Company’s sales include a limited right for the customer to return the product if they are not satisfied. In accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, the Company makes periodic assessments of return activity and if necessary records a reserve for product returns.

Cash Equivalents: For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments: the Company’s financial instruments consist principally of cash, accounts receivable, inventories, accounts payable and borrowings. The Company believes the financial instruments' recorded values approximate current values because of their nature and respective durations. The fair values of embedded conversion options and stock warrants are based on Black-Scholes fair value calculations. The fair values of convertible notes payable has been discounted to the extent that the fair values of the embedded conversion option feature exceeds the face value of the notes. These discounts are being amortized over the term of the convertible notes.

Inventories: The Company carries its inventories at cost, inclusive of freight and sales taxes.  The Company does not manufacture its own products.  Ingen uses a contract manufacturer to process and package Oxyview®. Accent Plastics, Inc. is based in Corona-California and is ISO Certified to process and package Oxyview® in a clean-room environment.

Property and Equipment: Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the following estimated useful lives of the assets: 5 years for computer, software and office equipment, and 7 years for furniture and fixtures This does not correspond with P&E detail.

Convertible Notes Payable and Derivative Liabilities:  The Company accounts for convertible notes payable and warrants in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires the conversion feature of convertible debt be separated from the host contract and presented as a derivative instrument if certain conditions are met. Emerging Issue Task Force (EITF) 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock" and EITF 05-2, "The Meaning of "Conventional Convertible Debt Instrument" in issue No. 00-19" were also analyzed to determine whether the debt instrument is to be considered a conventional convertible debt instrument and classified in stockholders' equity.

All convertible notes payable were evaluated and determined not to be conventional convertible debt instruments and therefore, because of certain terms and provisions including liquidating damages under the associated registration rights agreement, embedded conversion options were bifurcated and accounted for as derivative liability instruments. The stock warrants issued in conjunction with the convertible notes payable were also evaluated and determined to be a derivative instrument and, therefore, classified as a liability on the balance sheet. The accounting guidance also requires that the conversion feature and warrants be recorded at fair value for each reporting period with changes in fair value recorded in the consolidated statements of operations.

A Black-Scholes valuation calculation was applied to both the conversion features and warrants at issuance dates and May 31, 2007 and 2008. The issuance date valuation was used for the effective debt discount that these instruments represent. The debt discount is amortized over the life of the debts using the effective interest method. The May 31, 2007 and 2008 valuations were used to record the fair value of these instruments at the end of the reporting period with any difference from prior period calculations reflected in the consolidated statement of operations.

Research and Development: The Company incurred expenditures of $11,932 and $13,213 for research and development in the fiscal years ended May 31, 2007 and May 31, 2008, respectively. The Company expenses all research and development costs.

Income Taxes: Income tax expense is based on pretax accrual income.  Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

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

In May 2008, the FASB issued Statement No. 163,  Accounting for Finance Guarantee Insurance Contracts – An Interpretation of FASB Statement No. 60.  The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions and Participating Securities ("FSP EITF No. 03-6-1"). Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company's financial statements.

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

Additionally, as described above as of May 31, 2008 and May 31, 2007, the Company was technically in default under its convertible note agreements.  On July 31, 2009, the Company stipulated to a $4.5 million judgment in favor of the note holders and is required to make weekly payments in the form of free trading stock and other cash payments should the Company be successful in raising capital in the future.  The financial statements as of May 31, 2007 and May 31, 2008 were not adjusted for this settlement.

The Company incurred a loss of $2,088,759 and for the year ended May 31, 2008, and as of that date, had an accumulated deficit of $13,771,860.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock, debt financing or loans from its officers and directors in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital.

Management has taken various steps to revise its operating and financial requirements, has obtained additional financing and has revised the repayment terms of existing notes payable.  Management believes additional financing will be required to meet the Company's obligations and commitments for the next twelve months.  The Company will continue its capital raising efforts through equity and debt financing.  Management believes that with adequate funds it can increase sales of its products and move toward positive cash flow.  Management has also devoted considerable effort during the period ended May 31, 2008 towards management of liabilities and improvement of the Company's operations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	As of May 31, 2008	As of May 31, 2007
Vehicles	$145,596	$145,596
Furniture & Fixtures	31,705	31,705
Machinery & Equipment	188,709	188,709
Leasehold Improvements	41,606	41,606
	407,616	407,616
Less accumulated depreciation	(177,656)	(119,775)
Property and Equipment, net	$229,960	$287,841

NOTE 5 - ACCRUED EXPENSES

Accrued expenses at May 31, 2008 and May 31, 2007 consist of:

	As of May 31, 2008	As of May 31, 2007
Accrued officer's compensation	$-	$126,856
Accrued interest expense	381,682	128,341
Accrued taxes	119,761	116,463
Accrued royalties payable	307	193
Total	$501,750	$371,853

NOTE 6 - CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

Events of default under Note Agreements and Settlement Agreement: As of May 31, 2007 and May 31, 2008, the Company had committed various acts which constitute events of default under its Securities Purchase Agreements dated July 25, 2006, March 15, 2007 and July 15, 2007 (and the notes there under with total principal balances of $2,031,547).  The investors commenced legal action against the Company in July of 2009.  On July 31, 2009, the Company entered into a Settlement and Forbearance Agreement with the note holders.  Under the terms of this Agreement, the Company stipulated to a judgment in the amount of $4.5 million.  All warrants held by the note holders were cancelled.  Further, the Company agreed to issue the greater of (a) 40 million shares or (b) twenty percent (20%) of the prior week’s total trading volume of free trading common stock to the note holders.  The note holders also consented to the Company offering up to $4 million of securities for sale and agreed to forbear any collection efforts so long as one half of the net offering proceeds were paid to the note holders.  As long as the Company delivers the shares due each week and makes payments of any offering proceeds to the note holders, they agreed to forbear enforcing the Judgment or enforcing any of their security interests through and until May 31, 2010.  The Judgment amount of $4.5 million shall be reduced by any net proceeds from the disposition of the stock paid under this Settlement Agreement and by any other cash payments made by the Company.

CONVERTIBLE NOTE SUMMARIES

6% $225,000 CONVERTIBLE DEBT DATED JUNE 1, 2004

On June 1, 2004, the Company issued to MedOx Corporation, Inc. a note in the amount of $225,000 in consideration for services rendered under an agreement entered into on the same date.  The note was issued with a 6% interest rate and a four-year term.

6% $50,000 CONVERTIBLE DEBT DATED SEPTEMBER 4, 2005

On September 4, 2005, the Company issued to Xcel Associates, Inc. a note in the amount of $50,000 in consideration for services rendered under an Investor Relation’s Agreement entered into on the same date.  The note was issued with a 6% interest rate and a one-year term.

6% $50,000 CONVERTIBLE DEBT DATED FEBRUARY 19, 2006

On February 19, 2006, the Company issued to an individual a note in the amount of $50,000 in consideration for services rendered under an agreement entered into on the same date.  The note was issued with a 6% interest rate and a two-year term.

6% $1.5 MILLION CONVERTIBLE DEBT DATED JULY 25, 2006 (as of date of this report, this debt has been renegotiated as discussed below)

On July 25, 2006, the Company entered into a Security Purchase Agreement (the "Agreement") and agreed to issue and sell to Investors (i) callable secured convertible notes up to $2 million (only $1.5 million of this amount was funded), and (ii) warrants to acquire an aggregate of 20 million shares of the Company's common stock. The notes bore an interest at 6% per annum (with a default interest rate at 15% per annum), and matured three years from the date of issuance. The notes were convertible into the Company's common stock at the applicable percentage of the average of the lowest three trading prices for the Company's shares of common stock during the twenty trading day period prior to conversion. The applicable percentage was 50%.

Under certain circumstances, we were permitted to prepay the notes in the event that no event of default existed, there were a sufficient number of shares available for conversion, and the market price was at or below $0.10 per share. Prepayment of the convertible notes could have been made in cash equal to 140% of the outstanding principal and accrued interest (for prepayment occurring after the 60th day following the issue date of the notes).  In addition, in the event that the reported average daily price of the common stock for each day of the month ending on any determination date was below $0.10, we could have repaid a portion of the outstanding principal amount of the notes equal to 101% of the principal amount divided by thirty-six plus one month's interest and this will stay all conversions for the month.

Events of default under the notes generally included failure to repay the principal or interest when due, failure to issue shares of common stock upon conversion by the holder, failure to timely file a registration statement or have such registration statement declared effective, breach of certain covenants or representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, a money judgment, writ or similar process entered or filed against us in excess of $50,000 which continues for 20 days unless consented to by the holder, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against us without stay or the delisting of our common stock. Upon the occurrence of an event of default, the note holders may by written notice demand repayment in an amount equal to the greater of (i) the then outstanding principal amount of the convertible notes, together with unpaid interest and any outstanding penalties times 140% or (ii) the "parity value" of the default sum, where parity value means (a) the highest number of shares of common stock issuable upon conversion of the default sum, treating the trading day immediately preceding the prepayment date as the "conversion date" for the purpose of determining the lowest applicable conversion price (unless the event of default is a result of a breach in reference to a specific conversion date), multiplied by (b) the highest closing price for the common stock during the period beginning on the date of first occurrence of the event of default and ending one day prior to the prepayment date. In addition, we granted the Investors a security interest in substantially all of our assets and intellectual property pursuant to a Security Agreement and an Intellectual Property Security Agreement.

The Company paid a total of $208,200 in debt issuance costs on the $1.5 million that was received from the sale of the convertible notes. The debt issuance costs are being amortized over the term of the notes, which are due on July 25, 2009.

The notes under this Securities Purchase Agreement were settled and renegotiated under a Forbearance Agreement dated July 31, 2009 as described below.

6% $50,000 CONVERTIBLE DEBT DATED JANUARY 1, 2007

On January 1, 2007, the Company issued to Xcel Associates, Inc. a note in the amount of $50,000 in consideration for services rendered under an Investor Relation’s Agreement entered into on the same date.  The note was issued with a 6% interest rate and a two-year term.

6% $450,000 CONVERTIBLE DEBT DATED MARCH 15, 2007 (as of date of this report, this debt has been renegotiated as discussed below)

On March 15, 2007, we entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (the "Investors") and agreed to issue and sell (i) callable secured convertible notes up to $450,000, and (ii) warrants to acquire an aggregate of 9 million shares of our common stock. These securities were issued to the same group of Investors as the $1.5 million convertible debt above.  The callable secured convertible notes (4 notes, $450,000 total loan principal; 3 year term; 6% annual interest, 15% annual "default interest") are convertible into shares of our common stock at a variable conversion price based upon the applicable percentage of the average of the lowest three trading prices for the common stock during the twenty-day trading period prior to conversion. The "Applicable Percentage" means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the required filing and (ii) 60% in the event that the Registration Statement becomes effective within ninety days from the required filing.

The Company paid a total of $50,000 in debt issuance costs on the $450,000 that was received from the sale of the convertible notes. The debt issuance costs are being amortized over the term of the notes, which are due between March 15 and June 15, 2010.

The notes under this Securities Purchase Agreement were settled and renegotiated under a Forbearance Agreement dated July 31, 2009 as described below.

6% $110,000 CONVERTIBLE DEBT DATED MARCH 15, 2007 (as of date of this report, this debt has been renegotiated as discussed below)

On July 30, 2007, we issued a callable secured convertible note in the amount of $110,000. This note was issued under the same terms as the 6% $450,000 Convertible Debt described above (the March 15, 2007 Securities Purchase Agreement).

This note was settled and renegotiated under a Forbearance Agreement dated July 31, 2009 as described below.

From March 2008 through May 2008, the note holders of the above notes converted $28,453 of the notes referred to above into 28,427,000 shares of common stock (16 shares of common stock after taking into effect the reverse stock splits on August 27, 2008 and March 18, 2009).

As of May 31, 2008, the total convertible notes payable due to the note holders was equal to $2,031,547. This amount is comprised of: i) the $1.5 million funded under the July 25, 2006 Securities Purchase Agreement; ii) $450,000 from the Securities Purchase Agreement dated March 15, 2007; iii) an additional $110,000 funded on July 15, 2007 under the same terms as the Securities Purchase Agreement dated March 15, 2007; and iv) a reduction in the principal amount of the July 25, 2006 note in the amount of $28,453 for the conversion of a portion of the notes into common shares.

The value of the convertible feature on all of the above convertible notes exceeded the face value of the notes to the note holders on the dates of issuance; therefore the initial note discount booked was the total face value of the notes. This discount is being amortized over the terms of the notes. As of May 31, 2008, the cumulative amount of amortization of the discount of these notes was equal to $1,158,116.

SETTLEMENT OF 6% $1.5 MILLION CONVERTIBLE DEBT DATED JULY 25, 2006, 6% $450,000 CONVERTIBLE DEBT DATED MARCH 15, 2007 AND 6% $110,000 CONVERTIBLE DEBT DATED MARCH 15, 2007

In June 2009, the Investors commenced legal action against the Company for default under the notes.  On July 31, 2009, the Company stipulated to a $4.5 million judgment in favor of the note holders and is required to make weekly payments in the form of free trading stock and other cash payments should the Company be successful in raising capital in the future.  All warrants held by the note holders were cancelled.  Further, Ingen agreed to issue the greater of (a) 40 million shares or (b) twenty percent (20%) of the prior week’s total trading volume of free trading common stock to the note holders.  The note holders also consented to Ingen offering up to $4 million of securities for sale and agreed to forbear any collection efforts so long as one half of the net offering proceeds were paid to the note holders.  As long as Ingen delivers the shares due each week and makes payments of any offering proceeds to the note holders, they agreed to forbear enforcing the Judgment or enforcing any of their security interests through and until May 31, 2010.  The Judgment amount of $4.5 million shall be reduced by any net proceeds from the disposition of the stock paid under this Settlement Agreement and by any other cash payments made by Ingen. At the time of the Forbearance Agreement, the Company owed the note holders $2,256,507 in principal, $554,163 in accrued interest and an unrecorded loan of $5,714.  The Company recorded an additional interest expense of approximately $1.75 million to record the difference between these balances and the $4.5 million stipulated judgment amount.  As of November 30, 2009, the Company has issued 590,302,385 total shares to the note holders.  These shares have generated proceeds and directly reduced this judgment amount by $1,991,910 as of November 30, 2009.  As of this date the Company still owed $2,508,090 on this judgment, which accrues interest at a rate of 9%.  In December 2009 and January 2010, the Company has issued an additional 137,628,114 shares which will further reduce this judgment payable.  The Company expects these additional shares to pay down the judgment by approximately an additional $300,000 (since the judgment is reduced by the actual proceeds the exact amount of the reduction is not known until all of the shares have been sold by the note holder).

6% $200,000 CONVERTIBLE DEBT DATED MARCH 15, 2007

On March 15, 2007, the Company issued to MedOx Corporation, Inc. a note in the amount of $200,000 in consideration for services rendered under an agreement entered into on the same date.  The note was issued with a 6% interest rate and a two-year term.

6% $50,000 CONVERTIBLE DEBT DATED MAY 15, 2007

On May 15, 2007, the Company issued to Xcel Associates, Inc. a note in the amount of $50,000 in consideration for services rendered under an Investor Relation’s Agreement entered into on the same date.  The note was issued with a 6% interest rate and a two-year term.

6% $315,000 CONVERTIBLE DEBT DATED AUGUST 7, 2007

On August 7, 2007, the Company issued to an individual a note in the amount of $315,000 in consideration for services rendered under an agreement entered into on the same date.  The note was issued with a 6% interest rate and a one-year term.

6% $50,000 CONVERTIBLE DEBT DATED MAY 1, 2008

On May 1, 2008, the Company issued to Xcel Associates, Inc. a note in the amount of $50,000 in consideration for services rendered under an Investor Relation’s Agreement entered into on the same date.  The note was issued with a 6% interest rate and a 18-month term.

DERIVATIVE LIABILITIES

DERIVATIVE LIABILITY ASSOCIATED WITH THE 6% $225,000 CONVERTIBLE DEBT DATED JUNE 1, 2004

The following tables describe the valuation of the conversion feature of the $225,000 6% convertible debenture entered into on June 1, 2004, using the Black Scholes pricing model on the date of the note:

6/1/2004
Approximate risk free rate	3.86%
Average expected life	4 years
Dividend yield	0%
Volatility	292.58%
Estimated fair value of conversion feature on date of note issuance	$448,997
Estimated fair value of conversion feature as of May 31, 2007	$375,170
Estimated fair value of conversion feature as of May 31, 2008	$225,075

The Company recorded the fair value of the conversion feature of $448,997, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received with the excess of $223,997 charged to expense. Amortization expense related to the conversion feature discount for the year ended May 31, 2008 was $56,250. Remaining unamortized discount as of that date was none.  For the years ended May 31, 2008 and 2007, the Company has reported $59,828 and $251,099, respectively, in other income related to changes in its derivative liability associated with this note.

DERIVATIVE LIABILITY ASSOCIATED WITH THE 6% $50,000 CONVERTIBLE DEBT DATED SEPTEMBER 4, 2005

The following tables describe the valuation of the conversion feature of the $50,000 6% convertible debenture entered into on September 4, 2005, using the Black Scholes pricing model on the date of the note:

9/4/2005
Approximate risk free rate	5.05%
Average expected life	1 year
Dividend yield	0%
Volatility	255.27%
Estimated fair value of conversion feature on date of note issuance	$86,437
Estimated fair value of conversion feature as of May 31, 2007	$54,713
Estimated fair value of conversion feature as of May 31, 2008	$54,731

The Company recorded the fair value of the conversion feature of $86,437, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received with the excess of $36,437 charged to expense. Amortization expense related to the conversion feature discount for the year ended May 31, 2008 was none. Remaining unamortized discount as of that date was none.  For the years ended May 31, 2007 and 2008, the Company has reported $9,770 in other income and $419 in other expense, respectively, related to changes in its derivative liability associated with this note.

DERIVATIVE LIABILITY ASSOCIATED WITH THE 6% $50,000 CONVERTIBLE DEBT DATED FEBRUARY 19, 2006

The following tables describe the valuation of the conversion feature of the $50,000 6% convertible debenture entered into on February 19, 2006, using the Black Scholes pricing model on the date of the note:

2/19/2006
Approximate risk free rate	4.57%
Average expected life	2 years
Dividend yield	0%
Volatility	302.50%
Estimated fair value of conversion feature on date of note issuance	$97,837
Estimated fair value of conversion feature as of May 31, 2007	$77,612
Estimated fair value of conversion feature as of May 31, 2008	$50,017

The Company recorded the fair value of the conversion feature of $97,837, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received with the excess of $47,837 charged to expense. Amortization expense related to the conversion feature discount for the year ended May 31, 2008 was none. Remaining unamortized discount as of that date was none.  For the years ended May 31, 2008 and 2007, the Company has reported $4,471 and $55,188 in other income, respectively, related to changes in its derivative liability associated with this note.

DERIVATIVE LIABILITY ASSOCIATED WITH THE 6% $1.5 MILLION CONVERTIBLE DEBT DATED JULY 25, 2006

As of May 31, 2008, the total derivative liability associated with the $1.5 million convertible notes was equal to $2,544,533. This balance was $2,821,957 as of May 31, 2007.

The following tables describe the valuation of the conversion feature of each tranche of the convertible debenture issued under the $1.5 million Securities Purchase Agreement, using the Black Scholes pricing model on the date of each note:

	7/27/2006	8/30/2006	1/24/2007
	Tranche	Tranche	Tranche
Approximate risk free rate	5.25%	4.80%	4.65%
Average expected life	3 years	3 years	2.5 years
Dividend yield	0%	0%	0%
Volatility	202.01%	201.26%	138.21%
Estimated fair value of conversion feature on date of notes	$1,328,118	$1,137,929	$371,193
Estimated fair value of conversion feature as of May 31, 2007	$1,316,913	$1,128,783	$376,261
Estimated fair value of conversion feature as of May 31, 2008	$1,150,443	$1,042,134	$351,934

The Company recorded the fair value of the conversion feature, aggregate of $2,837,240, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received from each tranche, with the excess of $1,337,240 charged to expense. Amortization expense related to the conversion feature discount for the year ended May 31, 2008 was $521,318. Remaining unamortized discount as of that date was $586,203. For the year ended May 31, 2008, the Company has reported $277,425 in other income related to changes in its derivative liability associated with these notes.  For the year ended May 31, 2007, the Company has reported $14,418 in other income related to changes in its derivative liability associated with these notes.

DERIVATIVE LIABILITY ASSOCIATED WITH THE WARRANTS ISSUED IN CONNECTION WITH THE $1.5 MILLION CONVERTIBLE DEBT DATED JULY 25, 2006

The Company also granted warrants to purchase 20,000,000 shares of common stock in connection with the financing. The warrants are exercisable at $0.10 per share for a period of seven years, and were fully vested. Upon the effectuation of the reverse stock split on August 27, 2008, these warrants have been adjusted to purchase 33,334 shares of common stock at a price of $60.00 per share. Upon the effectuation of the reverse stock split on March 18, 2009, these warrants have been adjusted to purchase 12 shares of common stock at a price of $180,000 per share.  The warrants were cancelled as part of a Settlement Agreement on July 31, 2009.  The warrants were originally valued at $1,987,103 using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used.

7/26/2006
Approximate risk free rate	5.23%
Average expected life	7 years
Dividend yield	0%
Volatility	201.26%
Number of warrants granted	20,000,000
Estimated fair value of total warrants granted	$1,987,478
Estimated fair value of warrants on May 31, 2007	$795,464
Estimated fair value of warrants on May 31, 2008	$11,189

The warrants were revalued as of the date of this report at a value of $11,189 using the Black-Scholes Option Pricing Model. For the years ended May 31, 2008 and 2007, the Company has reported $1,191,638 and $784,275, respectively, in other income related to changes in its derivative liability associated with these warrants.

DERIVATIVE LIABILITY ASSOCIATED WITH THE 6% $50,000 CONVERTIBLE DEBT DATED JANUARY 1, 2007

The following tables describe the valuation of the conversion feature of the $50,000 6% convertible debenture entered into on January 1, 2007, using the Black Scholes pricing model on the date of the note:

1/1/2007
Approximate risk free rate	4.93%
Average expected life	2 years
Dividend yield	0%
Volatility	138.21%
Estimated fair value of conversion feature on date of note issuance	$78,809
Estimated fair value of conversion feature as of May 31, 2007	$89,525
Estimated fair value of conversion feature as of May 31, 2008	$72,350
The Company recorded the fair value of the conversion feature of $78,809, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received with the excess of $38,809 charged to expense. Amortization expense related to the conversion feature discount for the year ended May 31, 2008 was $25,000. Remaining unamortized discount as of that date was $14,583.  For the years ended May 31, 2007 and 2008, the Company has reported $3,772 and $26,226 in other income, respectively, related to changes in its derivative liability associated with this note.

DERIVATIVE LIABILITY ASSOCIATED WITH THE 6% $450,000 CONVERTIBLE DEBT DATED MARCH 15, 2007

The derivative liability associated with the $450,000 convertible notes was equal to $837,089.

The following tables describe the valuation of the conversion feature of each tranche of the convertible debenture that were issued as part of the $450,000 Securities Purchase Agreement, using the Black Scholes pricing model on the date of each note:

	3/15/2007	4/16/2007	5/15/2007	6/15/2007
	Tranche	Tranche	Tranche	Tranche
Approximate risk free rate	4.47%	4.80%	4.87%	5.13%
Average expected life	3 years	3 years	3 years	3 years
Dividend yield	0%	0%	0%	0%
Volatility	182.97%	193.30%	193.30%	235.23%
Estimated fair value of conversion feature on date of notes	$237,789	$218,638	$218,638	$214,099
Estimated fair value of conversion feature as of May 31, 2007	$239,627	$219,679	$219,698	$ ----
Estimated fair value of conversion feature as of May 31, 2008	$223,162	$203,529	$204,659	$205,739

The Company recorded the fair value of the conversion feature, aggregate of $889,164, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received from each tranche, with the excess of $489,164 charged to expense. Amortization expense related to the conversion feature discount for the year ended May 31, 2008 was $149,005. Remaining unamortized discount as of that date was $286,329. For the year ended May 31, 2008, the Company has reported $56,014 in other income related to changes in its derivative liability associated with these notes. For the year ended May 31, 2007, the Company has reported $3,939 in other expense related to changes in its derivative liability associated with these notes.

DERIVATIVE LIABILITY ASSOCIATED WITH WARRANTS ISSUED IN CONNECTION WITH THE 6% $450,000 MILLION CONVERTIBLE DEBT DATED MARCH 15, 2007

The Company also granted warrants to purchase 9,000,000 shares of common stock in connection with the financing. The warrants are exercisable at $0.06 per share for a period of seven years, and were fully vested. Upon the effectuation of the reverse stock split on August 27, 2008, these warrants have been adjusted to purchase 15,000 shares of common stock at a price of $36.00 per share. Upon the effectuation of the reverse stock split on March 18, 2009, these warrants have been adjusted to purchase 5 shares of common stock at a price of $108,000 per share.  The warrants were cancelled as part of a Settlement Agreement on July 31, 2009.  The warrants were originally valued at $443,468 using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used.

3/15/2007
Approximate risk free rate	4.47%
Average expected life	7 years
Dividend yield	0%
Volatility	182.97%
Number of warrants granted	9,000,000
Estimated fair value of total warrants granted	$443,468
Estimated fair value of warrants on May 31, 2007	$359,018
Estimated fair value of warrants on May 31, 2008	$5,015

The warrants were revalued as of the date of this report at a value of $5,015 using the Black-Scholes Option Pricing Model. For the years ended May 31, 2007 and 2008, the Company has reported $84,450 and $354,005, respectively, in other income related to changes in its derivative liability associated with these warrants.

DERIVATIVE LIABILITY ASSOCIATED WITH THE 6% $200,000 CONVERTIBLE DEBT DATED MARCH 15, 2007

The following tables describe the valuation of the conversion feature of the $200,000 6% convertible debenture entered into on March 15, 2007, using the Black Scholes pricing model on the date of the note:

3/15/2007
Approximate risk free rate	4.57%
Average expected life	2 years
Dividend yield	0%
Volatility	182.97%
Estimated fair value of conversion feature on date of note issuance	$348,570
Estimated fair value of conversion feature as of May 31, 2007	$364,905
Estimated fair value of conversion feature as of May 31, 2008	$310,632

The Company recorded the fair value of the conversion feature of $348,570, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received with the excess of $148,570 charged to expense. Amortization expense related to the conversion feature discount for the year ended May 31, 2008 was $100,000. Remaining unamortized discount as of that date was 79,167.  For the years ended May 31, 2007 and 2008, the Company has reported $16,335 in other expense and $82,963 in other income, respectively, related to changes in its derivative liability associated with this note.

DERIVATIVE LIABILITY ASSOCIATED WITH THE 6% $50,000 CONVERTIBLE DEBT DATED MAY 15, 2007

The following tables describe the valuation of the conversion feature of the $50,000 6% convertible debenture entered into on May 15, 2007, using the Black Scholes pricing model on the date of the note:

5/15/2007
Approximate risk free rate	4.93%
Average expected life	2 years
Dividend yield	0%
Volatility	220.45%
Estimated fair value of conversion feature on date of note issuance	$92,158
Estimated fair value of conversion feature as of May 31, 2007	$92,628
Estimated fair value of conversion feature as of May 31, 2008	$81,718

The Company recorded the fair value of the conversion feature of $92,158, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received with the excess of $42,158 charged to expense. Amortization expense related to the conversion feature discount for the year ended May 31, 2008 was $25,000. Remaining unamortized discount as of that date was $23,958.  For the years ended May 31, 2007 and 2008, the Company has reported $470 in other expense and $16,655 in other income, respectively, related to changes in its derivative liability associated with this note.

DERIVATIVE LIABILITY ASSOCIATED WITH THE 6% $110,000 CONVERTIBLE DEBT DATED JULY 15, 2007

The derivative liability associated with the $110,000 convertible note was equal to $207,132.

The following tables describe the valuation of the conversion feature of the $110,000 convertible debenture that was issued under the same terms as the $450,000 Securities Purchase Agreement, using the Black Scholes pricing model on the date of the note:

7/15/2007
Approximate risk free rate	4.57%
Average expected life	3 years
Dividend yield	0%
Volatility	236.86%
Estimated fair value of conversion feature on date of note	$214,244
Estimated fair value of conversion feature as of May 31, 2008	$207,132

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

DERIVATIVE LIABILITY ASSOCIATED WITH THE 6% $315,000 CONVERTIBLE DEBT DATED AUGUST 8, 2007

The following tables describe the valuation of the conversion feature of the $315,000 6% convertible debenture entered into on August 8, 2007, using the Black Scholes pricing model on the date of the note:

8/8/2007
Approximate risk free rate	2.18%
Average expected life	1 year
Dividend yield	0%
Volatility	234.82%
Estimated fair value of conversion feature on date of note issuance	$526,881
Estimated fair value of conversion feature as of May 31, 2008	$396,478

The Company recorded the fair value of the conversion feature of $526,881, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received with the excess of $211,881 charged to expense. Amortization expense related to the conversion feature discount for the year ended May 31, 2008 was $255,452.  Remaining unamortized discount as of that date was $59,548.  For the year ended May 31, 2008, the Company has reported $130,406 in other income related to changes in its derivative liability associated with this note.

Summary of Convertible Notes Payable and Derivative Liabilities

The following is a summary of the convertible notes payable and derivative liability as of May 31, 2007 and 2008:

	Conversion Value as of May 31, 2008	Change in Derivative Income in Year Ended May 31, 2008	Conversion Value as of May 31, 2007	Change in Derivative Income in Year Ended May 31, 2007
$1,500,000 Convertible Notes	$2,544,533	$(277,425)	$2,821,957	$(14,418)
$450,000 Convertible Notes	837,089	(56,014)	679,004	3,939
$110,000 Convertible Note - July 2007	207,132	(7,112)	-	-
$225,000 Note dated June 1, 2004	225,075	(251,099)	375,170	(59,828)
$200,000 Note dated March 15, 2007	310,632	(82,963)	364,905	16,335
$50,000 Note dated September 4, 2005	54,731	419	54,713	(9,770)
$50,000 Note dated January 1, 2007	72,350	(26,226)	89,525	(3,772)
$50,000 Note dated May 15, 2007	81,718	(16,655)	92,628	470
$50,000 Note dated February 19, 2006	50,017	(55,188)	77,612	(4,471)
$315,000 Note dated August 8, 2007	396,476	(130,406)	-
$75,000 Note (retired)	-	-	141,810	(295,755)
July 2006 Warrants	11,189	(784,275)	795,464	(1,191,638)
March 2007 Warrants	5,015	(354,185)	359,018	(84,450)
	$4,795,957	$(2,041,129)	$5,851,806	$(1,643,358)

Maturities of Notes Payable:

Future maturities of our convertible notes payable due during the years ended May 31 are as follow:

2008 (past due)	$325,000
2009	300,000
2010	2,126,547
2011	220,000

Total	$2,971,547

The total notes payable due of $2,971,547 is shown on our balance sheet net of the unamortized debt discount of $1,154,140.  The balance sheet amounts are shown as $737,652 of short term convertible notes payable (net of unamortized discount of $202,348, for a gross note amount of $940,000).  The long-term convertible notes payable amount is shown on the balance sheet as $1,079,755 (net of unamortized discount of $951,792, for a gross note amount of $2,031,547).

NOTE 7 - LONG-TERM DEBT

The Company  entered into a long-term note agreement to purchase a mobile demonstration unit for its Secure Balance product. The note was entered into on March 1, 2007.  The original note balance was $116,096. The note has a term of 15 years and carries an interest rate of 9.5%. The monthly payments are $1,212. The note balance as of May 31, 2008 was equal to $111,441. The following summarizes the paydown:

	Required Payments	Principal	Interest
May 31, 2009	$14,539	$4,141	$10,398
May 31, 2010	14,539	4,551	9,988
May 31, 2011	14,539	5,002	9,537
May 31, 2012	14,539	5,498	9,041
May 31, 2013	14,539	6,043	8,496
Thereafter	126,004	86,206	39,798

Total	$198,699	$111,441	$87,258

In the quarter ended November 30, 2008, this mobile demonstration unit was sold and the debt was retired with the proceeds from the sale.

NOTE 8– EQUITY SECURITIES

Common Stock: On August 27, 2008, the Company effectuated a reverse stock split at a rate of one share for every six hundred (600) then outstanding. The Series A Preferred stock was not affected by this reverse stock split. On March 18, 2009, the Company effectuated another reverse stock split.  This additional reverse split was at a rate of one share for every three thousand (3,000) then outstanding.  The cumulative effect of these two reverse stock splits was a rate of one share for every 1,800,000.  The Series A Preferred stock was not affected by these reverse stock splits. The effects of the reverse stock splits have been adjusted for in these financial statements. The two reverse stock splits reduced the number of common shares outstanding from 300,835,942 to 751 as of May 31, 2008 (the post-reverse split adjusted shares have been adjusted due to rounding up of all fractional shares).

Preferred Stock: the Company has authorized 100,000,000 shares of Series A Convertible Preferred Stock. The Series A stock is not entitled to dividends. The Company has the right but not the obligation to redeem each share of Series A stock at a price of $1.00 per share. In the event of voluntary or involuntary liquidation, dissolution, or winding up of the corporation, each share of Series A shall be entitled to receive from the assets of the Company $1.00 per share, which shall be paid or set apart before the payment or distribution of any assets of the corporation to the holders of the Common Stock or any other equity securities of the Company. Each share of Series A shall be entitled to vote on all matters with the holders of the Common Stock. Each share of Series A stock shall be entitled to ten votes. The holders of the Series A voting as a class shall be entitled to elect one person to serve on the Company's Board of Directors. The Series A is convertible into ten shares of fully paid and non-assessable share of Common Stock upon 65 days of written notice. The Series A stock shall not be affected by or subject to adjustment following any change to the amount of authorized shares of Common Stock or the amount of Common Stock issued and outstanding caused by any split or consolidation of the Company's Common Stock.

NOTE 9 - INCOME TAXES

Provision for income tax for the year ended May 31, 2008 consisted of $810, and was $2,990 for the year ended May 31, 2007.

As of May 31, 2008 and 2007, the Company has net operating loss carry forwards of approximately, $9,800,000 and $8,600,000, respectively, to reduce future federal and state taxable income. To the extent not utilized, the carry forwards will begin to expire through 2028. The Company's ability to utilize its net operating loss carry forwards is uncertain and thus the Company has recorded a valuation allowance for the full amount of the deferred tax asset, since future profits are indeterminable.

NOTE 10 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For the years ended May 31,
	2008	2007
Numerator: Net loss	$(2,088,759)	$(5,660,943)

Denominator:
Weighted Average Number of Shares	678	602

Net loss per share - Basic and diluted	$(3,081)	$(9,404)

As the Company incurred net losses for the years ended May 31, 2008 and May 31, 2007, it has excluded from the calculation of diluted net loss per share approximately 3,800 and 79, respectively (both figures adjusted for the six hundred (600) for one reverse stock split that was effective on August 27, 2008 and the three thousand (3,000) for one reverse stock split that was effective on March 18, 2009). These shares represent the Series A preferred stock and outstanding warrants and assume that all convertible notes could be converted at the market price as of May 31, 2008 and May 31, 2007, respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company owes its CEO, Scott Sand, a total of $945,659 as of May 31, 2008. Of this amount, $300,000 is in the form of a non-interest bearing note dated March 20, 2004.  This note was issued by the Company with a four-year term for salary due to Mr. Sand from 1997-1998.  A second note to Mr. Sand was issued on April 2, 2007 in the amount of $565,000.  This note bears an interest rate of 12% per annum and is due on April 3, 2012.  The second note was issued to Mr. Sand for salary due in 2003 and 2004.  There is also $1,747 due to Mr. Sand as a result of business expenses paid by Mr. Sand on his personal credit cards. The Company has not recorded interest expense on this last amount.  The related accrued interest is $78,912 as of May 31, 2008.

During the fiscal year ending May 31, 2008, Mr. Sand received a total of 20,333,333 shares of series A preferred stock and 88 shares of common stock (156,888,889 shares of common stock prior to the reverse stock splits which were effective on August 27, 2008 and March 18, 2009) for satisfaction of accrued compensation of $106,856 and for payment of $168,144 of the loan amount owed to him. These shares also resulted in an additional $130,000 of officer's compensation paid to Mr. Sand.

On February 28, 2006 and March 17, 2006, we entered into two investment contracts with Jeffrey Gleckman, pursuant to which we issued an aggregate of 2,000,000 shares of our restricted common stock to Mr. Gleckman (after our reverse stock splits which were effective on August 27, 2008 and March 18, 2009 the total number of adjusted common shares is equal to 2). Mr. Gleckman is the President of MedOx Corporation, the contractor distributing Oxyview® (“MedOx”). MedOx was originally known as Tech-Ni-Com, Inc. Our first contract with Mr. Gleckman's company was in 2000 for distribution of the BAFI® product line.  However, actual sales of Oxyview® did not commence until November of 2006. Mr. Gleckman paid $300,000 consideration in the two transactions for the above-referenced shares.

In May of 2008, the Company issued 2,000,000 shares of our Series A Preferred shares to Mr. Gleckman. This issuance was done to satisfy an obligation in the amount of $20,000 that Ingen owed to MedOx under its distribution contract for Oxyview®.

On June 1, 2004, the Company entered into an agreement with MedOx and issued a convertible note in the amount of $225,000 as consideration under this agreement.  Under the terms of the agreement, MedOx was to assist the Company with marketing and distribution of its products for a two year term.

On March 15, 2007, the Company entered into an agreement with MedOx and issued a convertible note in the amount of $200,000 as consideration under this agreement.  Under the terms of the agreement, MedOx was to assist the Company with marketing and distribution of its products for a two year term.

On September 1, 2008, the Company entered into an agreement with MedOx and issued a convertible note in the amount of $225,000 as consideration under this agreement.  Under the terms of the agreement, MedOx was to assist the Company with marketing and distribution of its products for a one year term.

On September 1, 2009, the Company entered into an agreement with MedOx and issued a convertible note in the amount of $300,000 as consideration under this agreement.  Under the terms of the agreement, MedOx was to assist the Company with marketing and distribution of its products for a six month term.

NOTE 12 - LEASE OBLIGATION

The Company leases its administrative office under an unsecured lease agreement which expires on April 1, 2011. The Company also maintains a corporate office under a month-to-month lease agreement. As of May 31, 2008, the remaining lease obligation is as follows:

Year Ending May 31,	Lease Obligation
2009	$20,400
2010	20,400
2011	20,400
2012	17,000
$78,200

The total rent expense for the year ended May 31, 2008 was $31,000.

NOTE 13 – PATENT COSTS

The Company has incurred $67,345 of legal costs of filing for patents and the purchase of the exclusive rights for a patent for Oxyview® with common stock valued at $60,000. Although the patents are still pending with the US Patent and Trademark office, since the Company is using the patents and selling its Oxyview® units. After an impairment analysis was conducted this cost was written off in the fiscal year ended May 31, 2007.

NOTE 14 - GUARANTEES

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

NOTE 15 - STOCK OPTIONS

On January 18, 2007, the Company issued a stock option to a consultant, representing the right to purchase 1,000,000 shares of Series A Convertible Preferred Stock at an exercise price of $0.04 per share, expiring January 18, 2012. These options were valued at $39,314 and this amount was expensed in the fiscal year ended May 31, 2007.

We issued a series of stock options to a consultant under the terms of our agreement with him from 2004. A total of 2 options (originally issued as 3.3 million options prior to adjusting for our 600 for 1 reverse stock split that was effective on August 27, 2008 and our 3,000 for 1 reverse stock split that was effective on March 18, 2009) to purchase our common stock were issued from August 4, 2004 through January 18, 2007. The option prices varied from $18,000 to $450,000 per share after adjusting for our reverse stock splits.  On February 16, 2006, 1 reverse split-adjusted share was exercised and we booked an expense of $129,844 based on the fair market value of the stock issued at that date. In January 2007, the holder of the options was issued 1 reverse split-adjusted option (included in the 2 shares above) to purchase an additional 1 share of reverse split-adjusted stock at a price of $108,000 per share (this price was originally $0.06 per share).  Using a Black Scholes model, these options were valued at $4,953. In February 2007, we approached the holder of the options (who now held 2 reverse split-adjusted options to purchase shares between $48,600 and $450,000 per share) and offered him 1 reverse split adjusted share of restricted common stock (originally issued as 750,000 shares) to cancel these options. Our stock was trading at $126,000 per share (after adjusting for the reverse stock splits) when we issued the stock to cancel the options. This stock had a total valuation of $52,500. The amount included on the Consolidated Statement of Stockholders' Deficit includes the $4,953 (the value of the new options issued in January 2007) and the $52,500 (the value of the stock issued to cancel the options).

NOTE 16 - WARRANTS

We issued a total of 29 million warrants to purchase our common stock in connection with the issuance of the Convertible Notes Payable described in Note 13 above. The 20 million warrants issued as part of the Securities Purchase Agreement dated July 26, 2006 are exercisable over a 7-year period (ending on July 26, 2013) at a price of $0.10 per share. The 9 million warrants issued as part of the Securities Purchase Agreement dated March 15, 2007 are exercisable over a 7-year period (ending on March 15, 2014) at a price of $0.06 per share.  In connection with our Settlement Agreement with these note holders, all warrants were cancelled on July 31, 2009.

On March 31, 2008, the Company issued to a consultant, Weed & Co., LLP, an anti-dilutive warrant granting the holder the right to purchase up to 250,000 shares of common stock at $0.50 per share until March 31, 2011. The Company also issued the consultant a convertible promissory note in the principal amount of $37,000 due September 1, 2008. On or before September 1, 2010, the holder may convert the note into shares of the Company's common stock. In all circumstances, the holder shall receive a minimum of 400,000 shares of the Company's common stock. Furthermore, in the event of a merger, consolidation, combination, subdivision, forward split or reverse split, any portion of the unpaid amount of this note may be converted into fully-paid, non-assessable shares of the Company's common stock, at a conversion price equal to $0.25 per share.

In connection with the Promissory Note, the Company issued 250,000 anti-dilutive 3-year common stock purchase warrants. The warrants have an exercise price of $0.50 per share and may be exercised at any time prior to March 31, 2011.

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

Ingen uses a contract manufacturer to process and package Oxyview®. Accent Plastics, Inc. is based in Corona-California and is ISO Certified to process and package Oxyview® in a clean-room environment.

The company does not manufacture any of the Secure Balance products. The vestibular (referencing organs in the inner ear) function testing system is manufactured by Interacoustics LTD. in Denmark and is referred to as the VNG.  The balance therapy system is manufactured by SportKAT, Inc. in San Diego, California.

NOTE 18 - SUBSEQUENT EVENTS

All securities transactions listed in this Note 18 have been adjusted for both of the aforementioned reverse stock splits.

As of September 29, 2009, the Company has 2,284,549,680 shares of common stock outstanding (out of 3.5 billion authorized shares) and 94,677,627 shares of Series A preferred shares outstanding (out of 100 million authorized shares).

Subsequent to May 31, 2008 the Company issued 52,457,092 post-reverse shares of its common stock to the NIR Group in connection with the above mentioned debt.  This represented the conversion of $45,296 of the debt owed to this creditor.

Subsequent to May 31, 2008, the Company issued 647,607,898 post-reverse shares of its common stock to its various convertible note holders (not including those issued to the NIR Group).  These issuances represented the conversion of $711,000 of the principal balances of the outstanding convertible notes.  The total remaining balances due under the Company’s various convertible note agreements as of August 31, 2009 is $284,000.

Subsequent to May 31, 2008, the Company issued 63,151,333 post-reverse shares of its common stock as conversions of 11,315,000 shares of its Series A preferred stock.

Subsequent to May 31, 2008, the Company issued 12,900,000 shares of its Series A preferred stock to various individuals for services rendered to the Company.  These services were valued at $104,642.

The Company entered into a Securities Purchase Agreement dated June 16, 2008 with three investors. Under the Securities Purchase Agreement, the investors agreed to purchase up to $500,000 in Secured Callable Convertible Notes (the "Notes") and Common Stock Purchase Warrants covering 20,000,000 shares of the Issuer's common stock (due to the reverse stock splits in August 2008 and March 2009, these warrants were adjusted to cover 12 shares of the Company’s post-reverse shares). The initial closing occurred on June 20, 2008, and the Issuer received gross proceeds of $100,000 and delivered to the Investors $100,000 face value Notes and Common Stock Purchase Warrants covering 20,000,000 shares of the Issuer's common stock. The Company received a total of $200,000 in gross proceeds under this Agreement.

On June 16, 2008, the Company issued a convertible note to an independent third party in the amount of $30,000 for services rendered to the Company.  This note had an interest rate of 6% and is convertible into shares of common stock at a rate of 50% of the average of the lowest three trading prices during the twenty day trading period ending on the day prior to the conversion date.

On August 27, 2008, the Company effectuated a reverse stock split on its common stock at a rate of one share for every six hundred (600) then outstanding.

On August 27, 2008, the Company entered into an agreement with Media4Equity, LLC.
Under the terms of this contract the Company issued a total of 1,101 shares (originally issued as 3,300,000 shares) of its restricted common stock to Media4Equity, LLC and two individuals in exchange for public relations services and a media campaign. This stock was valued at $0.06 per share, or a total of $198,000. After this issuance, these three entities owned a total of 85.6% of the total outstanding common stock of the Company.

On September 1, 2008, the Company issued a convertible note to Robert Sand, the father of the Company’s CEO and Chairman, in the amount of $45,000 for services rendered to the Company.  This note had an interest rate of 6% and is convertible into shares of common stock at a rate of 50% of the average of the lowest three trading prices during the twenty day trading period ending on the day prior to the conversion date.

On September 5, 2008, the Company amended its Securities Purchase Agreement dated as of June 16, 2008. Under the terms of this amendment, the conversion rate and interest rate of all convertible debentures have been adjusted. This amendment applies to the $1.5 million convertible debt entered into on July 25, 2006, the $450,000 convertible debt entered into on March 15, 2007, the $110,000 convertible note entered into on July 30, 2007 as well as the $500,000 Securities Purchase Agreement dated June 16, 2008 (the holders of these notes are collectively referred to as the “NIR Group”). The "Applicable Percentage" (as defined in each of the notes to be the rate at which the note holders can convert their debt into common stock) has been adjusted to 40%. This means that the convertible note holders can now convert their debt into stock at the average of the lowest three trading prices for the common stock during the twenty day trading period prior to conversion multiplied by 40%. Also the interest rate on all convertible notes has been adjusted from 6% to 12%. This interest rate adjustment is effective as of January 1, 2008. As of May 31, 2008, this interest rate adjustment would be applied to $2,031,547 in outstanding convertible debt. Further, the June 16, 2008 agreement to purchase up to $500,000 in Secured Callable Convertible Notes was amended so that future purchases shall occur "on such dates as shall be mutually agreed upon by the Company and the Buyers" instead of on the scheduled closing dates originally provided for in the agreement.

On September 15, 2008, the Company and its CEO Scott Sand were named in a civil case in the Superior Court of the County of San Bernardino. The filing was made by Citibank and sought damages of $13,589 stemming from past due credit card charges. This credit card was a corporate credit card guaranteed by Mr. Sand and both Mr. Sand and the Company were included in the filing. On October 14, 2008, Mr. Sand entered into a settlement agreement to pay a sum of $11,121 in three installments up through November 28, 2008. Although the Company did not meet the payment obligations in a timely fashion, the total amount due was settled in full in June 2009 with a payment of $12,243.94 and the matter is now resolved.

From November 2008 through December 2008, the Company issued 750 post-reverse shares of its common stock for services under an S-8 registration valued at $4,220.

From November 2008 through January 2009, one investor purchased 8,843 post-reverse shares of restricted common stock in several transactions for a total of $8,935.

In January 2009, the Company and its CEO Scott Sand were named in a civil case in the Superior Court of the County of San Bernardino. The filing was made by Citibank and sought damages of $7,562 stemming from past due credit card charges. This credit card was a corporate credit card guaranteed by Mr. Sand and both Mr. Sand and the Company were included in the filing. The Company settled this case by making a payment of $5,714 in June 2009.

In February 2009, the Company and its CEO Scott Sand were named in a civil case in the Superior Court of the County of San Bernardino. The filing was made by Citibank and sought damages of $8,421 stemming from past due credit card charges. This credit card was a corporate credit card guaranteed by Mr. Sand and both Mr. Sand and the Company were included in the filing. The Company settled this case by making a payment of $6,341 in June 2009.

In February of 2009, the Company was notified by the California State Board of Equalization of an obligation to pay sales taxes related to Secure Balance sales.  The Board of Equalization determined that $112,594 was due from sales within the state of California from 2000-2006.  The Company has included this liability in its restated financial statements.  The amount was paid in full by June 2009.

In March 2009, the Company and its CEO Scott Sand were named in a civil case in the Superior Court of the County of San Bernardino. The filing was made by Citibank and sought damages of $6,508 stemming from past due credit card charges. This credit card was a corporate credit card guaranteed by Mr. Sand and both Mr. Sand and the Company were included in the filing. The Company settled this case by making a payment of $4,945 in June 2009.

On March 18, 2009, the Company effectuated another reverse stock split.  This additional reverse split was at a rate of one share for every three thousand (3,000) then outstanding.  The Series A Preferred stock was not affected by these reverse stock splits. The two reverse stock splits reduced the number of common shares outstanding from 300,835,942 to 751 as of May 31, 2008.

On March 19, 2009, CEO and Chairman Scott Sand converted 5,000,000 shares of his Series A Preferred stock into 50,000,000 post-reverse shares of common stock.

On May 1, 2009, CEO and Chairman Scott Sand converted 3,333,333 shares of his Series A Preferred stock into 33,333,330 post-reverse shares of common stock.

In May 2009, one investor purchased 20,110,780 post-reverse shares of restricted common stock in two transactions for a total of $40,000.

In May 2009, the Company and its CEO Scott Sand were named in a civil case in the Third District Court of Utah. The filing was made by Avanta Bank Corp and sought damages of $5,570 stemming from past due credit card charges. This credit card was a corporate credit card guaranteed by Mr. Sand and both Mr. Sand and the Company were included in the filing.  The Company settled this case by making a payment of $2,500 in June 2009.

On June 3, 2009, the NIR Group filed a lawsuit against the Company for breach of contract under the terms of the notes.  On July 31, 2009, the Company entered into a Settlement and Forbearance Agreement with the note holders.  Under the terms of this Agreement, the Company stipulated to a judgment in the amount of $4.5 million.  All warrants held by the note holders were cancelled.  Further, the Company agreed to issue the greater of (a) 40 million shares or (b) twenty percent (20%) of the prior week’s total trading volume of free trading common stock to the note holders.  The note holders also consented to the Company offering up to $4 million of securities for sale and agreed to forbear any collection efforts so long as one half of the net offering proceeds were paid to the note holders.  As long as the Company delivers the shares due each week and makes payments of any offering proceeds to the note holders, they agreed to forbear enforcing the Judgment or enforcing any of their security interests through and until May 31, 2010.  The Judgment amount of $4.5 million shall be reduced by any net proceeds from the disposition of the stock paid under this Settlement Agreement and by any other cash payments made by the Company.  The judgment bears an interest rate of 9%.  In August 2009, the Company issued 83,413,236 shares of its post-reverse common shares to the NIR Group for two weekly payments under the terms of the Settlement and Forbearance Agreement.  In September 2009, the Company issued another 184,391,955 shares.  These shares generated proceeds of $868,834 to the NIR Group, leaving a balance due of $3,631,166.  The Company is attempting to increase its number of authorized shares from 2.5 billion to 3.5 billion to accommodate continued stock payments to the NIR Group.

On June 23, 2009, CEO and Chairman Scott Sand converted 1,000,000 shares of his Series A Preferred stock into 10,000,000 post-reverse shares of common stock.

From December 2008 through June 2009, the Company sold 641,523,551 post-reverse shares of common stock for a total of $996,990 in connection with an offering conducted under Regulation D in the state of Texas.

From November 2008 through July 2009, the Company issued 29,656,207 post-reverse shares of its restricted common stock for services valued at $275,481.

Subsequent to May 31, 2008 (from June 2008 through August 2009), the Company sold 10,650,000 shares of its Series A preferred stock to various investors for a total sum of $100,565.

The Company issued to Scott Sand two notes in the amounts of $300,000 and $565,000 for past due salary accrued from 1997-2004 on March 20, 2004 and April 2, 2007, respectively.  Mr. Sand and the Company entered into four “Wrap-Around Agreements” with two investors from December 2008 through June 2009.  Under the terms of these agreements, Mr. Sand sold the debt owed to him to the two entities for the face value of the notes.  Simultaneously, the Company modified the notes formerly owed to Mr. Sand (now owed to the investors) to include a convertible feature allowing the investors to convert the notes into common stock at a 50% discount of the average “three deep bid” on the day of conversion.  The interest rate on the notes was also adjusted to 15%.  As of August 31, 2009, all of the principal balances original notes (a total of $865,000) were paid in full through the issuance of 458,892,638 reverse-split adjusted shares of common stock.  From the proceeds received on the sale of these notes, Mr. Sand has loaned all $865,000 back to the Company as of July 1, 2009.

On September 1, 2009, the Company issued a $300,000 convertible debenture to Medox Corporation under a twelve month contract to provide the Company with sales and marketing assistance with its Oxyview® products.  The contract has a one year term commencing on September 1, 2009.

On September 28, 2009, the Company increased its number of authorized shares of common stock from 2.5 billion to 3.5 billion.

In September 2009, the Company issued 20 million shares to two Series A preferred stockholders as conversions of 2 million shares of Series A preferred stock.

In September 2009, the Company issued 184,391,955 shares to the NIR Group as payments under the $4.5 million Settlement and Forbearance Agreement.  In October 2009, the Company issued an additional 322,497,167 shares of its common stock to the NIR Group as payments under the Settlement agreement.  These issuances reduced the liability owed to the NIR Group under the agreement to $2,495,089.

In October 2009, the Company issued 60,000,000 shares of its restricted shares to two entities for services rendered.

In October 2009, the Company issued 150,733,500 shares of common stock to pay convertible debt obligations.

In October 2009, the Company issued 20,000,000 shares of its common stock to a Series A preferred stockholder in conversion of 2,000,000 shares of Series A preferred stock.

In October 2009, the Company issued 50,000,000 shares to an entity to pay a $100,000 convertible note.  This note was issued under a “Wrap-Around Agreement” between the note holder, the Company and its CEO, Scott Sand.  The $100,000 was originally owed to Mr. Sand for past due wages, accrued interest and for payments made by Mr. Sand on behalf of the Company. Under the terms of this agreement, Mr. Sand sold the debt owed to him to the unrelated third party for the face value of the amount owed.  The Company then paid the note through the issuance of the stock.

In November 2009, the Company issued 4,000,000 shares of its Series A preferred stock to three entities for services rendered to the Company.

In December 2009, the Company issued 3,000,000 shares of its Series A preferred stock to three entities for services rendered to the Company.

In December 2009, the Company issued 40,000,000 shares to the NIR Group as a payment under its Settlement and Forbearance Agreement on which approximately $2.5 million was owed as of the date of this issuance.

In January 2010, the Company issued an additional 97,628,114 shares to the NIR Group as payments under the $4.5 million Settlement and Forbearance Agreement (since the judgment is reduced by the actual proceeds the exact amount of the reduction is not known until all of the shares have been sold by the note holder).

In January 2010, the Company issued 191,185,184 shares to an entity to pay $200,000 on a convertible note.  This note was part of the “Wrap-Around Agreement” between the note holder, the Company and its CEO, Scott Sand entered into in September 2009 in the amount of $796,423.  The $796,423 was originally owed to Mr. Sand for past due wages, accrued interest and for payments made by Mr. Sand on behalf of the Company. Under the terms of this agreement, Mr. Sand sold the debt owed to him to the unrelated third party for the face value of the amount owed.  The Company then paid the note through the issuance of the stock.

In January 2010, the Company issued 95,592,592 shares to two entities to pay $100,000 on two convertible notes.  These notes were “Wrap-Around Agreements” between the note holders, the Company and its CEO, Scott Sand.  The $100,000 was originally owed to Mr. Sand for past due wages, accrued interest and for payments made by Mr. Sand on behalf of the Company. Under the terms of this agreement, Mr. Sand sold the debt owed to him to the unrelated third party for the face value of the amount owed.  The Company then paid the note through the issuance of the stock.

On January 20, 2010, the Company agreed to cancel a common share certificate held by Scott Sand.  The share certificate for 83,333,425 shares of common stock was cancelled.  The cancelled shares were valued at $158,333 and this amount was added to the balance due to Mr. Sand.

In February 2010, the Company issued 138,888,888 shares to an entity to pay $100,000 on a convertible note.  This note was part of the “Wrap-Around Agreement” between the note holder, the Company and its CEO, Scott Sand entered into in September 2009 in the amount of $796,423.  The $796,423 was originally owed to Mr. Sand for past due wages, accrued interest and for payments made by Mr. Sand on behalf of the Company. Under the terms of this agreement, Mr. Sand sold the debt owed to him to the unrelated third party for the face value of the amount owed.  The Company then paid the note through the issuance of the stock.

In April 2010, the Company increased its number of authorized shares of common stock from 3.5 billion to 8 billion.

In April 2010, the Company issued 300,000,000 shares to an entity to pay $150,000 on a convertible note.  This note was part of the “Wrap-Around Agreement” between the note holder, the Company and its CEO, Scott Sand entered into in September 2009 in the amount of $796,423.  The $796,423 was originally owed to Mr. Sand for past due wages, accrued interest and for payments made by Mr. Sand on behalf of the Company. Under the terms of this agreement, Mr. Sand sold the debt owed to him to the unrelated third party for the face value of the amount owed.  The Company then paid the note through the issuance of the stock.

In April 2010, the Company issued 175,000,000 shares to Medox Corporation to pay $78,750 to reduce the amount of accrued interest due on two convertible notes.  The stock had a market value of $157,500 on the date of issuance.

In April and May 2010, the Company issued an additional 374,558,698 shares to the NIR Group as payments under the $4.5 million Settlement and Forbearance Agreement.  The NIR Group netted $221,403 from the sale of this stock and the judgment amount was reduced accordingly.

In May 2010, the Company issued 104,000,000 shares to an entity to pay $50,000 on a convertible note.  This note was part of a “Wrap-Around Agreement” between the note holder, the Company and its CEO, Scott Sand entered into in May 2010 in the amount of $50,000.  The amount was originally owed to Mr. Sand for past due wages, accrued interest and for payments made by Mr. Sand on behalf of the Company. Under the terms of this agreement, Mr. Sand sold the debt owed to him to the unrelated third party for the face value of the amount owed.  The Company then paid the note through the issuance of the stock.

In May 2010, the Company issued 400,000,000 shares to a convertible note holder to pay $120,000 on the convertible note.  The stock had a market value of $200,000 on the dates of issuance.

On May 20, 2010, the Company issued 70,000,000 to an attorney in consideration for the cancellation of stock options held by the individual.  The stock was valued at $49,000, the fair market value on the date of issuance.

In May 2010, the Company issued 461,333,334 shares in exchange for $118,400 under an offering under Regulation D.  The Company had also issued an additional 33,333,333 shares for $10,000, but this transaction is being rescinded.

In the fiscal year ended May 31, 2010, the Company made cash payments of $183,752 to Mr. Sand for payments against the loans owed to him.

In June 2010, the Company issued an additional 40,000,000 shares to the NIR Group as payments under the $4.5 million Settlement and Forbearance Agreement.  The NIR Group netted $11,802 from the sale of this stock and the judgment amount was reduced accordingly.

In June 2010, the Company issued 390,114,069 shares in exchange for $100,000 under an offering under Regulation D.

In July 2010, the Company issued 619,047,620 shares in exchange for $100,000 under an offering under Regulation D.

In July 2010, the Company issued 40,000,000 shares of common stock in conversion of 4,000,000 shares of Series A Preferred stock.

In July 2010, the Company issued 200,000,000 shares to a convertible note holder to pay $40,000 on the convertible note.

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

The consolidated balance sheet, consolidated statement of operations, consolidated statement of stockholders' deficit, and consolidated statement of cash flows for the fiscal years ended May 31, 2008 and 2007 as originally reported and restated are as follows:

INGEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
MAY 31, 2008 and 2007

	Balances as of May 31, 2008				Balances as of May 31, 2007
	Balance as	as Originally	Effect of		Balance as	as Originally	Effect of
	as Restated	Reported	Changes		as Restated	Reported	Changes
ASSETS
Current assets
Cash	$-	$-	$-		$238	$238	$-
Accounts receivable	63	63	-		-	-	-
Inventories	74,830	74,830	-		85,594	85,594	-
Prepaid expenses	50,933	50,933	-		176,689	33,633	143,056

Total current assets	125,826	125,826	-		262,521	119,465	143,056

Property and equipment, net of accumulated depreciation of $177,656 and $119,775	229,960	229,960	-		287,841	287,841	-

Other assets
Debt issue costs, net of accumulated amortization of $211,173 and $86,663	157,027	157,027	-		261,537	261,537	-
Patents, net of accumulated amortization of $4,490 and none	-	62,855	(62,855)	1	-	67,345	(67,345)	7
Deposits	31,550	31,550	-		1,550	1,550	-

Total other assets	188,577	251,432	(62,855)		263,087	330,432	(67,345)

TOTAL ASSETS	$544,363	$607,218	$(62,855)		$813,449	$737,738	$75,711

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Cash overdraft	$530	$530	$-		$-	$-	$-
Accounts payable	212,242	212,242	-		84,517	84,517	-
Accrued expenses	501,750	201,927	299,823	2	371,853	196,620	175,233	8
Officer's loans	866,747	1,747	865,000	3	949,342	84,342	865,000	9
Short-term notes	82,500	82,500	-		-	-	-
Convertible notes payable, net of unamortized discount of $25,092 and none	737,652	49,908	687,744	4	100,000	-	100,000	10
Current portion of long-term debt	14,539	14,539	-		14,539	14,539	-

Total current liabilities	2,415,960	563,393	1,852,567		1,520,251	380,018	1,140,233

Long-term liabilities
Loan payable	96,872	96,872	-		100,452	100,452	-
Convertible notes payable, net of unamortized discount of $951,792 and $1,483,176	1,079,755	1,079,755	-		632,865	431,824	201,041	11
Derivative liability	4,795,957	3,605,748	1,190,209	5	5,851,806	4,797,253	1,054,553	12

Total long-term liabilities	5,972,584	4,782,375	1,190,209		6,585,123	5,329,529	1,255,594

Stockholders' deficit
Preferred stock, Series A, no par value, preferred liquidation value of $1.00 per share, 38100,000,000 shares authorized and,275,960 issued and outstanding as of May 31, 2008, total liquidation preference of $38,275,960. 16,578,991 issued and outstanding as of May 31, 2007, total liquidation preference of $16,578,991	1,000,536	965,313	35,223		727,627	688,313	39,314
Common stock, no par value, authorized 3,500,000,000 shares, 751 issued and outstanding as of May 31, 2008, 604 issued and outstanding as of May 31, 2007	5,145,143	5,141,052			3,883,549	3,883,549	-
Series A preferred stock subscription	2,000	2,000	-		-	-	-
Series A preferred stock subscription receivable	(220,000)	(220,000)	-		(220,000)	(220,000)	-
Accumulated deficit	(13,771,860)	(10,626,915)	(3,144,945)	6	(11,683,101)	(9,323,671)	(2,359,430)	13

Total stockholders' deficit	(7,844,181)	(4,738,550)	(3,109,722)		(7,291,925)	(4,971,809)	(2,320,116)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$544,363	$607,218	$(66,946)		$813,449	$737,738	$75,711

See Note A

INGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2008 AND MAY 31, 2007
	For the year ended May 31, 2008				For the year ended May 31, 2007
		as Originally	Effect of			as Originally	Effect of
	as Restated	reported	Changes		as Restated	reported	Changes

Sales	$252,493	$252,493	$-		$720,678	$720,678	$-

Cost of sales	167,631	167,631	-		452,100	452,100	-

Gross Profit	84,862	84,862	-		268,578	268,578	-

Selling, general and administrative expenses	2,118,817	1,741,690	377,127	14	2,154,505	1,882,221	272,284	19

Operating loss	(2,033,955)	(1,656,828)	(377,127)		(1,885,927)	(1,613,643)	(272,284)

Other expenses
Interest expense	(2,095,123)	(1,265,454)	(829,669)	15	(5,415,384)	(5,028,485)	(386,899)	20
Change in derivative liability	2,041,129	1,619,848	421,281	16	1,643,358	1,583,636	59,722	21

Net loss before taxes	(2,087,949)	(1,302,434)	(785,515)		(5,657,953)	(5,058,492)	(599,461)

Provision for income taxes	810	810	-		2,990	2,990	-

Net loss	$(2,088,759)	$(1,303,244)	$(785,515)		$(5,660,943)	$(5,061,482)	$(599,461)

Basic and diluted net loss per share	$(3,080.76)	$(16.07)	$(3,064.69)	17	$(9,403.56)	$(99.81)	$(9,303.75)	22

Weighted average number of shares outstanding	678	81,093	(80,415)	18	602	50,711	(50,109)	23

See Note A

INGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Series A Convertible Preferred Stock
	Shares		Effect	Amount		Effect
	Restated	Original	of Changes	Restated	Original	of Changes

Balance at May 31, 2006 (restated)	14,134,547	14,134,547	-	$734,980	$734,980	$-

Conversion of Series A Preferred stock into common stock	(2,000,000)	(2,000,000)	-	(146,667)	(146,667)	-
Issuance of Series A Preferred stock for accrued compensation	4,444,444	4,444,444	-	100,000	100,000	-
Value of options issued for legal fees	-	-	-	39,314	-	39,314	26
Net loss for the year ended May 31, 2007	-	-	-	-	-	-
Balance at May 31, 2007 (restated)	16,578,991	16,578,991	-	$727,627	$688,313	$39,314

Rounding shares issued on reverse stock split
Conversion of Series A Preferred stock into common stock	(636,364)	(636,364)	-	(19,091)	(19,091)	-
Issuance of Series A Preferred stock for accrued compensation and officer's loans	20,333,333	20,333,333	-	272,000	272,000	-
Issuance of Series A Preferred stock for services	2,000,000	2,000,000	-	20,000	20,000	-
Net loss for year ended May 31, 2008	-	-	-	-	-	-
Balance at May 31, 2008 (restated)	38,275,960	38,275,960	-	$1,000,536	$961,222	$39,314

See Note A

	Common Stock
	Shares		Effect		Amount		Effect
	Restated	Original	of Changes		Restated	Original	of Changes

Balance at May 31, 2006 (restated)	599	49,412	(48,813)	24	$3,615,029	$3,615,029	$-

Conversion of Series A Preferred stock into common stock	2	3333	(3,331)	25	146,667	146,667	-
Issuance of Series A Preferred stock For accrued compensation
Issuance of common stock for services	2	4333	(4,331)	25	56,400	56,400	-
Issuance of common stock for patent	1	1667	(1,666)	25	60,000	60,000	-
Adjustment to common stock subscription purchase price entered into in year ended May 31, 2006					(52,000)	(52,000)
Value of options issued for legal fees	-	-	39,314	26	57,453	57,453
Net loss for year ended May 31, 2007	-	-	-		-	-	-
Balance at May 31, 2007 (restated)	604	58,745	(18,827)	24	$3,883,549	$3,883,549	$-

Rounding shares issued on reverse stock split	-	-	-	25
Conversion of Series A Preferred stock into common stock	1	1,061	(1,060)	25	19,091	15,000
Issuance of Series A Preferred stock for accrued compensation and officer's loans	-	-	-		-	-	-
Issuance of Series A Preferred stock for services	-	-	-		-	-	-
Series A Preferred stock subscription	-	-	-		-	-	-
Issuance of common stock for cash	24	73,369	(73,345)	25	193,300	193,300
Issuance of common stock for services	20	59,359	(59,339)	25	787,750	787,750
Issuance of common stock for conversions of notes	16	47,378	(47,362)	25	28,453	28,453
Issuance of common stock for accrued compensation and officer's loans	87	261,481	(261,394)	25	233,000	233,000
Net loss for year ended May 31, 2008	-	-	-		-	-	-
Balance at May 31, 2008 (restated)	752	501,393	(461,327)	24	$5,145,143	$5,141,052	$-

See Note A

	Series A			Preferred Stock
	Preferred Stock			Subscription
	Subscription			Receivable
			Effect			Effect
	Restated	Original	of Changes	Restated	Original	of Changes

Balance at May 31, 2006 (restated)	$-	$-	$-	$(220,000)	$(220,000)	$-

Net loss for year ended May 31, 2007
Balance at May 31, 2007 (restated)	$-	$-	$-	$(220,000)	$(220,000)	$-

Series A Preferred stock subscription	2,000	2,000	-	-	-	-
Balance at May 31, 2008 (restated)	$2,000	$2,000	$-	$(220,000)	$(220,000)	$-

See Note A

	Accumulated Deficit				Total
			Effect				Effect
	Restated	Original	of Changes		Restated	Original	of Changes

Balance at May 31, 2006 (restated)	$(6,022,158)	$(4,262,189)	$(1,759,969)	27	$(1,892,149)	$(132,180)	$(1,759,969)	27

Issuance of Series A Preferred stock for accrued compensation	-	-	-		100,000	100,000	-
Issuance of common stock for services	-	-	-		56,400	56,400	-
Issuance of common stock for patent					60,000	60,000	-
Adjustment to common stock subscription purchase price entered into in year ended May 31, 2006	-	-	-		(52,000)	(52,000)	-
Value of options issued for legal fees	-	-	-		96,767	96,767	-
Net loss for year ended May 31, 2007	(5,660,943)	(5,061,482)	(599,461)	28	(5,660,943)	(5,061,482)	(599,461)	28
Balance at May 31, 2007 (restated)	$(11,683,101)	$(9,323,671)	$(2,359,430)		$(7,291,925)	$(4,932,495)	$(2,359,430)

Rounding shares issued on reverse stock split
Conversion of Series A Preferred stock into common stock	-	-	-		-	-	-
Issuance of Series A Preferred stock for accrued compensation and officer's loans	-	-	-		272,000	272,000	-
Issuance of Series A Preferred stock for services	-	-	-		20,000	20,000	-
Series A Preferred stock subscription					2,000	2,000	-
Issuance of common stock for cash	-	-	-		193,300	193,300	-
Issuance of common stock for services					787,750	787,750	-
Issuance of common stock for conversions of notes	-	-	-		28,453	28,453	-
Issuance of common stock for accrued compensation and officer's loans	-	-	-		233,000	233,000	-
Net loss for year ended May 31, 2008	(2,088,759)	(1,303,244)	(785,515)	29	(2,088,759)	(1,303,244)	(785,515)	29
Balance at May 31, 2008 (restated)	$(13,771,860)	$(10,626,915)	$(3,144,945)		$(7,844,181)	$(4,699,236)	$(3,144,945)

See Note A

INGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended May 31, 2008				For the year ended May 31, 2007
		as Originally	Effect			as Originally	Effect
	Restated	Filed	of Changes		Restated	Filed	of Changes
Cash flow from operating activities
Net loss	$(2,088,759)	$(1,303,244)	$(785,515)	29	$(5,660,943)	$(5,061,482)	$(599,461)	28
Depreciation and amortization	57,880	62,370	(4,490)	29A	21,368	21,368	-
Amortization of debt issue costs	124,510	124,510	-		86,663	86,663	-
Expenses paid with stock and options	1,144,606	1,113,063	31,543	29B	216,400	216,400	-
Value of options issued for services	-	-	-		96,767	57,453	39,314	28A
Change in derivative liabilities	(2,041,129)	(1,619,848)	(421,281)	30	(1,643,358)	(1,583,636)	(59,722)	33
Non-cash interest expense and financing costs	1,638,274	934,635	703,639	31	5,246,750	4,921,588	325,162	34
Note payable issued for services	240,000	-	240,000	32	865,000	-	865,000	35
(Increase) decrease in prepaid expenses	125,755	(84,566)	210,321	32A	(176,689)	(33,633)	(143,056)	35A
(Increase) decrease in deposits	(30,000)	(30,000)	-		(1,550)	(1,550)	-
(Decrease) increase in accounts payable	127,726	127,726	-		36,330	36,330	-
(Decrease) increase in accrued expenses	129,897	5,307	124,590	32B	(501,629)	16,827	518,456	35B
(Increase) decrease in accounts receivable	(63)	0	(63)	32C
(Increase) decrease in inventory	10,765	10,764	1	32D	(85,595)	(85,594)	(1)
Net cash used in operating activities	(560,538)	(659,283)	98,745		(1,500,486)	(1,409,266)	(91,220)

Cash flow from investing activities
Purchase of intangible assets	-	-	-		-	(67,345)	67,345	35
Purchase of property and equipment	-	-	-		(253,695)	(277,570)	23,875	32
Net cash used in investing activities	-	-	-		(253,695)	(344,915)	91,220

Cash flow from financing activities
Sale of common stock	193,300	193,300	-		-	-	-
Proceeds from stock subscription	2,000	-	2,000	32C
Refund of common stock purchase	-	-	-		(52,000)	(52,000)	-
Proceeds from loans	82,500	108,500	(26,000)	32C	116,096	116,096	-
Payments on loans	(3,579)	-	(3,579)	32C	(1,105)	(1,105)	-
Proceeds from convertible notes payable	200,000	200,000	-		1,566,800	1,566,800	-
Proceeds from stockholder and officer loans	135,856	196,511	(60,655)	32C	26,416	26,416	-
Repayments of stockholder and officer loans	(50,307)	(39,796)	(10,511)	32C	(12,900)	(12,900)	-
Net cash provided by financing activities	559,770	658,515	(98,475)		1,643,307	1,643,307	-

Net cash increase (decrease)	(768)	(768)	-		(110,874)	(110,874)	-

Cash at beginning of year	238	238	-		111,112	111,112	-

Cash at end of year	$(530)	$(530)	$-		$238	$238	$-

See Note A

Note A

The Company was required to restate its financial statements for the years ended May 31, 2007 and 2008 due to the convertible note agreements that were issued for services rendered to the Company or for notes issued to its CEO for past due salary.  These were previously not reflected on the financial statements.  The following is a summary of the notes and other adjustments:

A)              On March 20, 2004, the Company issued a note to Scott Sand, its Chairman and CEO, in the amount of $300,000 for salary due from March 27, 1997 through March 28, 1998.  This note was issued for work done in founding Ingen Technologies, Inc. (Nevada) and developing the BAFI® product concept.  The note did not bear an interest rate and was stated to be due and payable on March 20, 2008.  The Company adjusted its retained earnings due to the acquisition of Ingen (Nevada) as a result of this note.

B)              On June 1, 2004, the Company issued to MedOx Corporation, Inc. a note in the amount of $225,000 in consideration for services rendered under an agreement entered into on the same date.  The Company has recorded an expense in the amount of $225,000 in the fiscal year ended May 31, 2005 and also has adjusted its balance sheet as of the same date to include the convertible note.  The note was issued with a 6% interest rate and a four-year term.  The Company has accrued interest on the note for the years ended May 31, 2005, 2006, 2007 and 2008.  Upon the date of the issuance of the note a Black-Scholes valuation was conducted to determine the value of the convertible feature of the note and this feature was valued at $448,997.  The note was discounted up to its face value and the remaining amount of $223,997 was deducted as additional interest expense.  The discount has been amortized over the four-year term of the note.  The convertible feature of the note has been revalued at the end of each fiscal year with changes booked as income or loss due to change in derivative liability on the statement of operations in each year.

C)              On September 4, 2005, the Company issued to Xcel Associates, Inc. a note in the amount of $50,000 in consideration for services rendered under an Investor Relation’s Agreement entered into on the same date.  The Company has recorded an expense in the amount of $50,000 in the fiscal year ended May 31, 2006 and also has adjusted its balance sheet as of the same date to include the convertible note.  The note was issued with a 6% interest rate and a one-year term.  The Company has accrued interest on the note for the years ended May 31, 2006, 2007 and 2008.  Upon the date of the issuance of the note a Black-Scholes valuation was conducted to determine the value of the convertible feature of the note and this feature was valued at $86,437.  The note was discounted up to its face value and the remaining amount of $36,437 was deducted as additional interest expense.  The discount has been amortized over the one-year term of the note.  The convertible feature of the note has been revalued at the end of each fiscal year with changes booked as income or loss due to change in derivative liability on the statement of operations in each year.

D)              On February 19, 2006, the Company issued to an unrelated accredited third party a note in the amount of $50,000 in consideration for services rendered under an agreement entered into on the same date.  The Company has recorded an expense in the amount of $50,000 in the fiscal year ended May 31, 2006 and also has adjusted its balance sheet as of the same date to include the convertible note.  The note was issued with a 6% interest rate and a two-year term.  The Company has accrued interest on the note for the years ended May 31, 2006, 2007 and 2008.  Upon the date of the issuance of the note a Black-Scholes valuation was conducted to determine the value of the convertible feature of the note and this feature was valued at $97,837.  The note was discounted up to its face value and the remaining amount of $47,837 was deducted as additional interest expense.  The discount has been amortized over the two-year term of the note.  The convertible feature of the note has been revalued at the end of each fiscal year with changes booked as income or loss due to change in derivative liability on the statement of operations in each year.

E)              On January 1, 2007, the Company issued to Xcel Associates, Inc. a note in the amount of $50,000 in consideration for services rendered under an Investor Relation’s Agreement entered into on the same date.  The Company has recorded an expense in the amount of $50,000 in the fiscal year ended May 31, 2007 and also has adjusted its balance sheet as of the same date to include the convertible note.  The note was issued with a 6% interest rate and a two-year term.  The Company has accrued interest on the note for the years ended May 31, 2007 and 2008.  Upon the date of the issuance of the note a Black-Scholes valuation was conducted to determine the value of the convertible feature of the note and this feature was valued at $78,809.  The note was discounted up to its face value and the remaining amount of $28,809 was deducted as additional interest expense.  The discount has been amortized over the two-year term of the note.  The convertible feature of the note has been revalued at the end of each fiscal year with changes booked as income or loss due to change in derivative liability on the statement of operations in each year.

F)              On March 15, 2007, the Company issued to MedOx Corporation, Inc. a note in the amount of $200,000 in consideration for services rendered under an agreement entered into on the same date.  The Company has recorded an expense in the amount of $200,000 in the fiscal year ended May 31, 2007 and also has adjusted its balance sheet as of the same date to include the convertible note.  The note was issued with a 6% interest rate and a two-year term.  The Company has accrued interest on the note for the years ended May 31, 2007 and 2008.  Upon the date of the issuance of the note a Black-Scholes valuation was conducted to determine the value of the convertible feature of the note and this feature was valued at $348,570.  The note was discounted up to its face value and the remaining amount of $148,570 was deducted as additional interest expense.  The discount has been amortized over the two-year term of the note.  The convertible feature of the note has been revalued at the end of each fiscal year with changes booked as income or loss due to change in derivative liability on the statement of operations in each year.

G)              On May 15, 2007, the Company issued to Xcel Associates, Inc. a note in the amount of $50,000 in consideration for services rendered under an Investor Relation’s Agreement entered into on the same date.  The Company has recorded an expense in the amount of $50,000 in the fiscal year ended May 31, 2007 and also has adjusted its balance sheet as of the same date to include the convertible note.  The note was issued with a 6% interest rate and a two-year term.  The Company has accrued interest on the note for the years ended May 31, 2007 and 2008.  Upon the date of the issuance of the note a Black-Scholes valuation was conducted to determine the value of the convertible feature of the note and this feature was valued at $92,158.  The note was discounted up to its face value and the remaining amount of $42,158 was deducted as additional interest expense.  The discount has been amortized over the two-year term of the note.  The convertible feature of the note has been revalued at the end of each fiscal year with changes booked as income or loss due to change in derivative liability on the statement of operations in each year.

H)              On April 2, 2007, the Company issued a note to Scott Sand, its Chairman and CEO, in the amount of $565,000 for salary earned in 2003-2004.  The note had a stated interest rate of 12% and was stated to be due and payable on April 3, 2012.  The Company has adjusted the retained earnings of Ingen Technologies, Inc. (Nevada) by $300,000 upon the acquisition of the subsidiary on March 15, 2004.  This amount relates to the compensation earned and accrued up until the acquisition date.  The remaining $265,000 related to compensation earned and accrued for the fiscal year ended May 31, 2004.  This amount has been deducted in the fiscal year ended May 31, 2004.  As of May 31, 2004, the entire amount of $565,000 was booked as accrued compensation due to an officer.  Upon the execution of the note for this amount on April 2, 2007, the accrued compensation was converted into a note due to an officer and reclassified on the balance sheet.

I)              On August 7, 2007, the Company issued to an unrelated accredited third party a note in the amount of $315,000 in consideration for services rendered under an agreement entered into on the same date.  This note replaced a $75,000 convertible note previously issued on June 1, 2006.  Upon the issuance on the new note the original note had accrued interest of $5,913.The Company has recorded an expense in the amount of $315,000 in the fiscal year ended May 31, 2008 and also has adjusted its balance sheet as of the same date to include the convertible note.  The note was issued with a 6% interest rate and a one-year term.  The Company has accrued interest on the note for the year ended May 31, 2008.  Upon the date of the issuance of the note a Black-Scholes valuation was conducted to determine the value of the convertible feature of the note and this feature was valued at $526,881.  The note was discounted up to its face value and the remaining amount of $211,881 was deducted as additional interest expense.  The discount has been amortized over the one-year term of the note.  The convertible feature of the note has been revalued at the end of the fiscal year ended May 31, 2008 with changes booked as income or loss due to change in derivative liability on the statement of operations.

J)              From 2000 through 2006, the Company failed to collect and remit sales taxes on the sales of its Secure Balance units within the state of California.  The Board of Equalization of the State of California commenced an audit in 2009 and assessed that the Company owed $112,594 in back sales taxes, interest and penalties.  Of this amount, $98,632 has been booked as an adjustment to the loss for the fiscal year ended May 31, 2006 and this same amount has been added as accrued sales taxes payable as of that date.  Additional amounts of $8,681 and $4,098 have been booked in the fiscal years ended May 31, 2007 and May 31, 2008, respectively, representing the amounts of tax, interest and penalties due in those fiscal years.  The Company paid the amount due in full, along with additional interest in June 2009.

K)              The Company had capitalized $67,345 associated with the costs incurred in perfecting and acquiring the rights to certain patents relating to its Oxyview® product.  When conducting an impairment analysis the Company believed that it should write off these costs.

L)              Options to purchase 1 million shares of preferred stock at a price of $0.04 per share were issued to the Company’s general counsel in December 2006.  These options were valued at $39,314.  This value was not deducted in the original financial statements and has been deducted in the fiscal year ended May 31, 2007.

Line-by-Line changes to financial statements

The following represent changes on each line of the financial statements and are cross-referenced to the footnote numbers in the comparative financial statements (as restated and as originally filed) as reflected in this Note 19 to the financial statements:

1)
This amount is the net difference of the cost of patents previously capitalized in the amount of $67,345 and the amortization of these patents of $4,490 previously expensed.  The net result is a decrease in intangibles from $62,855 to none.

2)
This amount reflects the accrued interest on the notes listed above as of May 31, 2008 and the increase in the accrued sales taxes payable as a result of (H) above.  The increase in these accrued amounts were expensed in the following fiscal years:

Additional interest accrued in the year ended May 31, 2005	$13,500
Additional interest accrued in the year ended May 31, 2006	16,558
Additional interest accrued in the year ended May 31, 2007	37,862
Additional interest accrued in the year ended May 31, 2008	126,405
Accrued sales taxes payable adjustment relating to May 31, 2006	98,632
Accrued sales taxes payable adjustment relating to May 31, 2007	8,681
Accrued sales taxes payable adjustment relating to May 31, 2008	4,098
Accrued interest on retired note	(5,913)
Total accrued expense adjustment as of May 31, 2008	$299,823

3)	This increase represents the additional notes due to Scott Sand as described in (A) and (H) above for $300,000 and $565,000, respectively.

4)
This increase represents the total of the notes described in (B), (C), (D), (E), (F), (G) and (I) above, net of any unamortized note discounts.    The total face amount of the notes is $940,000 and the unamortized discount is $177,256 with a net amount of $762,744 as summarized below:

Convertible note dated June 1, 2004	$225,000
Convertible note dated September 4, 2005	50,000
Convertible note dated February 19, 2006	50,000
Convertible note dated January 1, 2007	50,000
Less unamortized discount	(14,583)
Convertible note dated March 15, 2007	200,000
Less unamortized discount	(79,167)
Convertible note dated May 15, 2007	50,000
Less unamortized discount	(23,958)
Convertible note dated August 7, 2007	315,000
Less unamortized discount	(59,548)
Less note retired due to new note issuance	(75,000)
Total net of unamortized discount	$687,744

5)
This amount represents the increase in the derivative liability due to the additional convertible notes not previously included in the balance sheet as of May 31, 2008.  The Company evaluated the convertible notes described in (B), (C), (D), (E), (F), (G) and (I) above and determined that they were not conventional convertible and, therefore, because of certain terms and provisions including liquidating damages under the associated registration rights agreement the embedded conversion option was bifurcated and has been accounted for as a derivative liability instrument.  The increase in the derivative liability on each note is summarized as follows:

Derivative liability
as of May 31, 2008
$225,000 Note dated June 1, 2004	$225,075
$200,000 Note dated March 15, 2007	310,632
$50,000 Note dated September 4, 2005	54,731
$50,000 Note dated January 1, 2007	72,350
$50,000 Note dated May 15, 2007	81,718
$50,000 Note dated February 19, 2006	50,017
$315,000 Note dated August 7, 2007	396,478
Less derivative liability associated with cancelled note	(792)
Total increase in derivative liability as of May 31, 2008	$1,190,209

6)
The increase in the accumulated deficit as of May 31, 2008 is a result of the increased expenses that resulted in the issuance of the convertible notes and the notes to the Company’s officer described in (A)-(I) above.  The deficit was also affected by the changes in the derivative liability associated with the convertible feature of the notes. The following is a year-by-year summary of the increases in the Company’s losses:

Adjustments to the accumulated deficit of Ingen (Nevada) which changed the accumulated deficit after the merger on March 15, 2004:

Additional salary accrued to Scott Sand in 1997-1998	$(300,000)
Additional salary accrued to Scott Sand in 2003	(300,000)
Additional salary accrued to Scott Sand in 2004	(265,000)
Total adjustment to accumulated deficit in fiscal years ending May 31, 2004 and prior	$(865,000)

Adjustments to the accumulated deficit for the fiscal year ended May 31, 2005:

Increase in SG&A as a result of the agreement described in (B) above	$(225,000)
Accrued interest on note described in (B) above	(13,500)
Black Scholes value of convertible feature exceeding face value of note (additional interest expense)	(223,997)
Amortization of note discount recorded as additional Interest expense	(56,250)
Decrease in derivative liability from issuance date to the end of the year (booked as other income)	9,410
Total change in loss for fiscal year ended May 31, 2005	$(509,335)

Adjustments to the accumulated deficit for the fiscal year ended May 31, 2006

Increase in SG&A as a result of the agreements described in (C) and (D) above	$(100,000)
Accrued interest on note described in (B) above	(13,500)
Accrued interest on note described in (C) above	$(2,217)
Accrued interest on note described in (D) above	(842)
Accrued sales taxes payable	(98,632)
Black Scholes value of convertible feature exceeding face value of note described in (C) above	(36,437)
Black Scholes value of convertible feature exceeding face value of note described in (D) above	(47,837)
Amortization of note discounts	(115,292)
Decreases in derivative liabilities in fiscal year	29,123
Total change in loss for fiscal year ended May 31, 2006	$(385,634)

Adjustments to the accumulated deficit for the fiscal year ended May 31, 2007

Increase in SG&A as a result of the agreements described in (E) (F) and (G) above	$(300,000)
Less: Amounts prepaid under agreements	143,056
Accrued interest on note described in (B) above	(13,500)
Accrued interest on note described in (C) above	(6,375)
Accrued interest on note described in (D) above	(3,000)
Accrued interest on note described in (E) above	(1,250)
Accrued interest on note described in (F) above	(2,500)
Accrued interest on note described in (G) above	(125)
Accrued interest to officer on note described in (H) above	(11,112)
Black Scholes value of convertible feature exceeding face value of note described in (E) above	(28,809)
Black Scholes value of convertible feature exceeding face value of note described in (F) above	(42,158)
Black Scholes value of convertible feature exceeding face value of note described in (G) above	(148,570)
Amortization of note discounts	(129,500)
Sales tax adjustment	(8,681)
Decreases in derivative liabilities in fiscal year	59,722
Write off patents described in (K) above	(67,345)
Deduct value of options for preferred stock described in (L) above	(39,314)
Total change in loss for fiscal year ended May 31, 2007	$(599,461)

Adjustments to the accumulated deficit for the fiscal year ended May 31, 2008

Increase in SG&A as a result of the agreements described in (I) above	$(315,000)
Less: Amount of retired note (replaced by note in (I))	75,000
Less: Accrued interest on retired note	5,537
Prepaid expenses as of beginning of year written off	(143,056)
Sales tax adjustment in year ended May 31, 2008	(4,098)
Accrued interest on note described in (B) above	(13,500)
Accrued interest on note described in (C) above	(7,500)
Accrued interest on note described in (D) above	(4,275)
Accrued interest on note described in (E) above	(3,000)
Accrued interest on note described in (F) above	(12,000)
Accrued interest on note described in (G) above	(3,000)
Accrued interest on note described in (I) above	(15,330)
Accrued interest to officer on note described in (H) above	(67,800)
Black Scholes value of convertible feature exceeding face value of note described in (I) above	(211,881)
Amortization of note discounts	(491,383)
Decreases in derivative liabilities in fiscal year	421,281
Add back of amortization of patents described in (L) above	4,490
Total change in loss for fiscal year ended May 31, 2008	$(785,515)

The total adjustment to the accumulated deficit as of May 31, 2008 is calculated by adding the above changes to the loss in each fiscal year:

Increase in loss for fiscal years May 31, 2004 and prior	$(865,000)
Increase in loss for the fiscal year ended May 31, 2005	(509,335)
Increase in loss for the fiscal year ended May 31, 2006	(385,634)
Increase in loss for the fiscal year ended May 31, 2007	(599,461)
Increase in loss for the fiscal year ended May 31, 2008	(785,515)
Total change in accumulated deficit as of May 31, 2008	$(3,144,945)

7)	This amount is the cost of patents previously capitalized in the amount of $67,345 as described in (L) above. The result is a decrease in intangibles from $67,345 to none.

8)
This amount reflects the accrued interest on the notes listed above as of May 31, 2007 and the increase in accrued sales taxes payable as described in (H) above.  The increase in these accrued amounts were expensed in the following fiscal years:

Additional interest accrued in the year ended May 31, 2005	$13,500
Additional interest accrued in the year ended May 31, 2006	16,558
Additional interest accrued in the year ended May 31, 2007	37,863
Accrued sales taxes payable adjustment	107,312
Total accrued expense adjustment as of May 31, 2007	$175,233

9)	This increase represents the additional notes due to Scott Sand as described in (A) and (H) above for $300,000 and $565,000, respectively.

10)	This increase represents the additional notes due to Scott Sand as described in (A) and (H) above for $300,000 and $565,000, respectively.

Convertible note dated September 4, 2005	$50,000
Convertible note dated February 19, 2006	50,000
Total	$100,000

11)
This increase represents the total of the notes described in (B), (E), (F) and (G) above, net of any unamortized note discounts.    The total face amount of the notes is $525,000 and the unamortized discount is $323,959 with a net amount of $201,041 as summarized below:

Convertible note dated June 1, 2004	$225,000
Less unamortized discount	(56,250)
Convertible note dated January 1, 2007	50,000
Less unamortized discount	(39,583)
Convertible note dated March 15, 2007	200,000
Less unamortized discount	(179,167)
Convertible note dated May 15, 2007	50,000
Less unamortized discount	(48,959)

Total net of unamortized discount	$201,041

12)
This amount represents the increase in the derivative liability due to the additional convertible notes not previously included in the balance sheet as of May 31, 2007.  The Company evaluated the convertible notes described in (B), (C), (D), (E), (F) and (G) above and determined that they were not conventional convertible and, therefore, because of certain terms and provisions including liquidating damages under the associated registration rights agreement the embedded conversion option was bifurcated and has been accounted for as a derivative liability instrument.  The increase in the derivative liability on each note is summarized as follows:

Derivative liability
as of May 31, 2007
$225,000 Note dated June 1, 2004	$375,170
$200,000 Note dated March 15, 2007	364,905
$50,000 Note dated September 4, 2005	54,713
$50,000 Note dated January 1, 2007	89,525
$50,000 Note dated May 15, 2007	92,628
$50,000 Note dated February 19, 2006	77,612
$1,054,553

13)
The increase in the accumulated deficit as of May 31, 2008 is a result of the increased expenses that resulted in the issuance of the convertible notes and the notes to the Company’s officer described in (A)-(H) above.  The deficit was also affected by the changes in the derivative liability associated with the convertible feature of the notes. The following is a summary of the increases in the Company’s losses by year as described in (5) above:

Increase in loss for fiscal years May 31, 2004 and prior	$(865,000)
Increase in loss for the fiscal year ended May 31, 2005	(509,335)
Increase in loss for the fiscal year ended May 31, 2006	(385,634)
Increase in loss for the fiscal year ended May 31, 2007	(599,461)

Total change in accumulated deficit as of May 31, 2007	$(2,359,430)

14)
This increase is a result of the expense incurred associated with the agreement and convertible note described in (I) above (net of note retired and accrued interest thereon) as well as the sales tax adjustment for the year:

Increase in SG&A as a result of the agreements described in (I) above	$(315,000)
Less: Amount of retired note (replaced by note in (I))	75,000
Less: Accrued interest on retired note	5,537
Prepaid expenses as of beginning of year written off	(143,056)
Sales tax adjustment in year ended May 31, 2008	(4,098)
Add back of amortization of patents described in (L) above	4,490
Total change in SG&A for fiscal year ended May 31, 2008	$(377,127)

15)
The increase in interest expense for the year ended May 31, 2008 is a result of the accrual of additional interest expense on the notes described in (B)-(I) above, the amortization of the note discounts and the valuation of the convertible feature of note (I) above that exceeded the face value of the note.  This is summarized as follows:

Accrued interest on note described in (B) above	$(13,500)
Accrued interest on note described in (C) above	(7,500)
Accrued interest on note described in (D) above	(4,275)
Accrued interest on note described in (E) above	(3,000)
Accrued interest on note described in (F) above	(12,000)
Accrued interest on note described in (G) above	(3,000)
Accrued interest on note described in (I) above	(15,330)
Accrued interest to officer on note described in (H) above	(67,800)
Black Scholes value of convertible feature exceeding face value of note described in (I) above	(211,881)
Amortization of note discounts	(491,383)

Total change in Interest expense for fiscal year ended May 31, 2008	$(829,669)

16)
This increase in the income due to change in derivative liability is a result of the change in the Black Scholes valuation of the convertible feature of the notes listed in (B)-(G) and (I) above.  This increase is summarized as follows:

Change in Derivative Income in Year Ended May 31, 2008
$225,000 Note dated June 1, 2004	$251,099
$200,000 Note dated March 15, 2007	82,963
$50,000 Note dated September 4, 2005	(419)
$50,000 Note dated January 1, 2007	26,226
$50,000 Note dated May 15, 2007	16,655
$50,000 Note dated February 19, 2006	55,188
$315,000 Note dated August 7, 2007	130,406
$75,000 Note (retired)	(140,837)
$421,281

17)
The change in net loss per share is a result of the effect of the 3,000 for one reverse stock split that was effectuated on March 18, 2009.  (The reverse stock split of 600 for one was already adjusted for in the originally stated balance).

18)
The change in weighted average number of shares outstanding is a result of the effect of the 3,000 for one reverse stock split that was effectuated on March 18, 2009.  This effect isn’t precisely a reduction of 3,000:1 due to rounding up of fractional shares. (The reverse stock split of 600 for one was already adjusted for in the originally stated balance)

19)
This increase in SG&A is a result of the additional expense due to the agreements described in (E) (F) and (G) above, less prepaid balance.  Additionally, it includes the sales tax adjustment of $8,681 recorded in the fiscal year ended May 31, 2007:

Increase in SG&A as a result of the agreements described in (E) (F) and (G) above	$(300,000)
Less: Amounts prepaid under agreements	143,056
Sales tax adjustment	(8,681)
Write off patents described in (K) above	(67,345)
Deduct value of options for preferred stock described in (L) above	(39,314)

Total change in SG&A for fiscal year ended May 31, 2007	$(272,284)

20)
The increase in interest expense for the year ended May 31, 2007 is a result of the accrual of additional interest expense on the notes described in (B)-(H) above, the amortization of the note discounts and the valuation of the convertible feature of notes (E), (F) and (G) above that exceeded the face value of the note.  This is summarized as follows:

Accrued interest on note described in (B) above	$(13,500)
Accrued interest on note described in (C) above	(6,375)
Accrued interest on note described in (D) above	(3,000)
Accrued interest on note described in (E) above	(1,250)
Accrued interest on note described in (F) above	(2,500)
Accrued interest on note described in (G) above	(125)
Accrued interest to officer on note described in (H) above	(11,112)
Black Scholes value of convertible feature exceeding face value of note described in (E) above	(28,809)
Black Scholes value of convertible feature exceeding face value of note described in (F) above	(42,158)
Black Scholes value of convertible feature exceeding face value of note described in (G) above	(148,570)
Amortization of note discounts	(129,500)

Total increase in interest expense	$(386,899)

21)
This increase in the income due to change in derivative liability is a result of the change in the Black Scholes valuation of the convertible feature of the notes listed in (B)-(G) above.  This increase is summarized as follows:

Change in Derivative Income in Current year
$225,000 Note dated June 1, 2004	$59,828
$200,000 Note dated March 15, 2007	(16,335)
$50,000 Note dated September 4, 2005	9,770
$50,000 Note dated January 1, 2007	(10,716)
$50,000 Note dated May 15, 2007	(470)
$50,000 Note dated February 19, 2006	17,645
$59,722

22)
The change in net loss per share is a result of the effect of the 3,000 for one reverse stock split that was effectuated on March 18, 2009.  (The reverse stock split of 600 for one was already adjusted for in the originally stated balance)

23)
The change in weighted average number of shares outstanding is a result of the effect of the 3,000 for one reverse stock split that was effectuated on March 18, 2009.  This effect isn’t precisely a reduction of 3,000:1 due to rounding up of fractional shares. (The reverse stock split of 600 for one was already adjusted for in the originally stated balance)

24)
The change in number of shares outstanding as of May 31, 2006, May 31, 2007 and May 31, 2008 is a result of the effect of the 3,000 for one reverse stock split that was effectuated on March 18, 2009.  This effect isn’t precisely a reduction of 3,000:1 due to rounding up of fractional shares. (The reverse stock split of 600 for one was already adjusted for in the originally stated balance)

25)
The change in the number of shares associated with these various stock issuances is a result of the effect of the 3,000 for one reverse stock split that was effectuated on March 18, 2009.  This effect isn’t precisely a reduction of 3,000:1 due to rounding up of fractional shares. (The reverse stock split of 600 for one was already adjusted for in the originally stated balance)

26)
This change is a result of the expensing of options issued to purchase preferred stock to a consultant.  The value of the options was measured to be $39,314 using a Black Scholes model on the date of issuance of December 17, 2006.

27)	The change in accumulated deficit as of May 31, 2006 is a result of the changes described in (5) above that relate to the years ended May 31, 2006 and prior. These changes are summarized as follows:

Increase in loss for fiscal years May 31, 2004 and prior	$(865,000)
Increase in loss for the fiscal year ended May 31, 2005	(509,335)
Increase in loss for the fiscal year ended May 31, 2006	(385,634)

Total change in accumulated deficit as of May 31, 2006	$(1,759,969)

28)	The loss for the year ended May 31, 2007 is described as part of (5) above and is summarized as follows:

Increase in SG&A as a result of the agreements described in (E) (F) and (G) above	$(300,000)
Less: Amounts prepaid under agreements	143,056
Accrued interest on note described in (B) above	(13,500)
Accrued interest on note described in (C) above	(6,375)
Accrued interest on note described in (D) above	(3,000)
Accrued interest on note described in (E) above	(1,250)
Accrued interest on note described in (F) above	(2,500)
Accrued interest on note described in (G) above	(125)
Accrued interest to officer on note described in (H) above	(11,112)
Black Scholes value of convertible feature exceeding face value of note described in (E) above	(28,809)
Black Scholes value of convertible feature exceeding face value of note described in (F) above	(42,158)
Black Scholes value of convertible feature exceeding face value of note described in (G) above	(148,570)
Amortization of note discounts	(129,500)
Sales tax adjustment	(8,681)
Decreases in derivative liabilities in fiscal year	59,722
Write off patents described in (K) above	(67,345)
Deduct value of options for preferred stock described in (L) above	(39,314)

Total change in loss for fiscal year ended May 31, 2007	$(599,461)

28A)	This increase is a result of the Series A preferred stock options that were not previously reported in the fiscal year ended May 31, 2007 as described in (26) above.

29)	The loss for the year ended May 31, 2008 is described as part of (5) above and is summarized as follows:

Increase in SG&A as a result of the agreements described in (I) above	$(315,000)
Less: Amount of retired note (replaced by note in (I))	75,000
Less: Accrued interest on retired note	5,537
Prepaid expenses as of beginning of year written off	(143,056)
Sales tax adjustment in year ended May 31, 2008	(4,098)
Accrued interest on note described in (B) above	(13,500)
Accrued interest on note described in (C) above	(7,500)
Accrued interest on note described in (D) above	(4,275)
Accrued interest on note described in (E) above	(3,000)
Accrued interest on note described in (F) above	(12,000)
Accrued interest on note described in (G) above	(3,000)
Accrued interest on note described in (I) above	(15,330)
Accrued interest to officer on note described in (H) above	(67,800)
Black Scholes value of convertible feature exceeding face value of note described in (I) above	(211,881)
Amortization of note discounts	(491,383)
Decreases in derivative liabilities in fiscal year	421,281
Add back of amortization of patents described in (L) above	4,490

Total change in loss for fiscal year ended May 31, 2008	$(785,515)

29A)	The change in depreciation and amortization is a result of the Company writing off its patents and not amortizing them in the fiscal year ended May 31, 2008 as described in (1) above.

29B)	This amount was erroneously reported on the original filing and has been corrected.

30)	The increase in the change in derivative liability for the year ended May 31, 2008 is described in (16) above.

31)	The change in the non-cash interest expense for the year ended May 31, 2008 is described in (15) above.

32)
The increase in SG&A for the year ended May 31, 2008 is described in (14) above.  This amount represents the new note issued for services in the amount of $315,000, net of the $75,000 note that was cancelled as part of the same transaction, for a net increase of $240,000.

32A)
This change represents a decrease in prepaid expenses in the amount of $143,056 written off in the fiscal year ended May 31, 2008 as shown in (29) above.  The remaining difference was a result of erroneous reporting in the original filing which has been corrected.

32B)
This amount represents additional interest accrued on previously unrecorded notes, accrued interest on the $75,000 note that was cancelled and the amount of previously unrecorded sales taxes payable attributable to the fiscal year ended May 31, 2008.  These amounts are summarized as follows:

Additional interest accrued in the year ended May 31, 2008	$126,405
Accrued sales taxes payable adjustment relating to May 31, 2008	4,098
Accrued interest on retired note	(5,913)

Total accrued expense adjustment as of May 31, 2008	$124,590

32C)	This amount was erroneously reported on the original filing and has been corrected.

32D)	Rounding.

33)	The increase in the change in derivative liability for the year ended May 31, 2007 is described in (21) above.

34)
The change in the non-cash interest expense for the year ended May 31, 2007 is described in (20) above.  This amount accounts for 386,899 of the difference.  The remaining amount of $61,737 is the result of an error on the originally reported financial statements and has been adjusted.

35)	This increase represents the additional notes due to Scott Sand as described in (A) and (H) above for $300,000 and $565,000, respectively.

35A)	This increase represents the additional notes due to Scott Sand as described in (A) and (H) above for $300,000 and $565,000, respectively.

35B)
This amount represents the conversion of $565,000 in accrued salary to Scott Sand that was converted into a note in the fiscal year ended May 31, 2007 (a decrease in this amount), the additional accrued interest on previously unrecorded notes in the amount of $37,863 (an increase) and the additional sales taxes due as a result of the state of California sales tax audit (an increase).  These amounts are summarized as follows:

Additional interest accrued in the year ended May 31, 2007	$37,863
Sales tax adjustment	8,681
Conversion of accrued salary into note	(560,000)
Total change in accrued expenses	$(518,456)

35C)	The intangibles (cost of patent) previously capitalized were written off as described in (7) above.

36)
This change is a result of the expensing of options issued to purchase preferred stock to a consultant.  The value of the options was measured to be $39,314 using a Black Scholes model on the date of issuance of December 17, 2006.

37)	The increase in prepaid expenses represents the prepaid portion of the agreements described in (E), (F) and (G) above.

38)	The change in accrued expenses are a result of accrued interest on previously unrecorded notes and the current fiscal year’s sales tax adjustment. The total effect is summarized as follows:

Accrued interest on note described in (B) above	$13,500
Accrued interest on note described in (C) above	6,375
Accrued interest on note described in (D) above	3,000
Accrued interest on note described in (E) above	1,250
Accrued interest on note described in (F) above	2,500
Accrued interest on note described in (G) above	125
Accrued interest to officer on note described in (H) above	11,112
Sales tax adjustment	8,681

Total change in accrued expenses	$46,543

39)	This amount is the cost of patents previously capitalized in the amount of $67,345 as described in (L) above. The result is a decrease in amounts paid for intangibles from $67,345 to none.

Quarterly Restated Interim Statements

We have restated our financial statements for the fiscal years ended May 31, 2008 and 2007. As a result of the causes for these restatements, we have also restated our quarterly financials for the quarters ended August 31, 2006, November 30, 2006, February 28, 2007, August 31, 2007, November 30, 2007 and February 29, 2008.  The effects of the change to each line of financial statements are noted below.  In brief, our financial statements have been adjusted due to unrecorded liabilities with origination dates from 1997-2007.  These unrecorded liabilities were issued in the form of convertible notes for services rendered or notes due to officers for past due salary.  The convertible notes also had derivative liabilities associated with the convertible feature which resulted in additional changes to the financial statements.    These restated financial statements also include adjustments for a sales tax audit conducted by the state of California and the write off of certain costs previously capitalized as intangible assets.

INGEN TECHNOLOGIES, INC.
INTERIM FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET (UNAUDITED)
AUGUST 31, 2006

	Unaudited Balance on August 31, 2006
	Restated	Original	Effect of Change
Current Assets
Cash	$824,575	$824,575	$-

Total Current Assets	824,575	824,575	-

Property and equipment net	85,327	85,327	-

Debt issue costs, net of accumulated amortization of $16,400	291,800	291,800	-

Total Other Assets	291,800	291,800	-

TOTAL ASSETS	$1,201,702	$1,201,702	$-

Current Liabilities
Accounts payable	$48,186	$48,186	-
Accrued expenses	876,221	177,655	698,566	(1)
Officer's loans	306,886	6,886	300,000	(2)
Convertible notes payable	50,000	-	50,000	(3)

Total Current Liabilities	1,281,293	232,727	1,048,566

Long-term liabilities
Convertible notes payable, net of unamortized discount of $1,446,168 and $1,366,929	142,831	7,290	135,541	(3)

Derivative liabilities	4,394,024	3,860,069	533,955	(4)

Total Long-term Liabilities	4,536,855	3,867,359	669,496

Stockholders' Deficit
Preferred stock Series A, no par value, $1.00 per share liquidation preference, 40,000,000 shares authorized 14,134,547 issued and outstanding as of August 31, 2006, total liquidation preference of $14,134,547	734,980	734,980	-
Common stock, no par value, authorized 100,000,000 shares; issued and outstanding 599 and 29,709,610as of August 31, 2006Series A preferred stock subscription	(220,000)	(220,000)	-
Accumulated Deficit	(8,746,365)	(7,028,303)	(1,718,062)	(5)

Total Stockholders' Deficit	(4,616,446)	(2,898,384)	(1,718,062)

Total Liabilities and Stockholders' Deficit	$1,201,702	$1,201,702	$-

(1)	The change in accrued expenses as of August 31, 2006 is a result of three factors:

(a)
First, on April 2, 2007, the Company issued a note to Scott Sand, its Chairman and CEO, in the amount of $565,000 for salary earned in 2003-2004.  The note had a stated interest rate of 12% and was stated to be due and payable on April 3, 2012.  The Company has adjusted the retained earnings of Ingen Technologies, Inc. (Nevada) by $300,000 upon the acquisition of the subsidiary on March 15, 2004.  This amount relates to the compensation earned and accrued up until the acquisition date.  The remaining $265,000 related to compensation earned and accrued for the fiscal year ended May 31, 2004.  This amount has been deducted in the fiscal year ended May 31, 2004.  As of May 31, 2004, the entire amount of $565,000 was booked as accrued compensation due to an officer.  Upon the execution of the note for this amount on April 2, 2007, the accrued compensation was converted into a note due to an officer and reclassified on the balance sheet.

(b)
From 2000 through 2006, the Company failed to collect and remit sales taxes on the sales of its Secure Balance units within the state of California.  The Board of Equalization of the State of California commenced an audit in 2009 and assessed that the Company owed $112,594 in back sales taxes, interest and penalties.  Of this amount, $98,632 has been booked as an adjustment to the loss for the fiscal year ended May 31, 2006 and this same amount has been added as accrued sales taxes payable as of that date.

(c)
The Company has accrued interest on three notes that were issued prior to August 31, 2006 on which interest has been accrued.  On June 1, 2004, the Company issued to MedOx Corporation, Inc. a note in the amount of $225,000 in consideration for services rendered under an agreement entered into on the same date.  On September 4, 2005, the Company issued to Xcel Associates, Inc. a note in the amount of $50,000 in consideration for services rendered under an Investor Relation’s Agreement entered into on the same date.  On February 19, 2006, the Company issued to an unrelated accredited third party a note in the amount of $50,000 in consideration for services rendered under an agreement entered into on the same date.  All three of these notes had a stated interest rate of 6% per annum.  The Company has accrued interest from the dates of the notes through August 31, 2006 in the amount of $34,934.

In summary the changes to accrued expenses as of August 31, 2006 are as follows:

Additional accrued officer's compensation	$565,000
Sales tax payable	98,632
Additional accrued interest	34,934
Change in Accrued expenses as of August 31, 2006	698,566

(2)
On March 20, 2004, the Company issued a note to Scott Sand, its Chairman and CEO, in the amount of $300,000 for salary due from March 27, 1997 through March 28, 1998.  This note was issued for work done in founding Ingen Technologies, Inc. (Nevada) and developing the BAFI® product concept.  The note did not bear an interest rate and was stated to be due and payable on March 20, 2008.  The Company has adjusted the retained earnings of Ingen Technologies, Inc. (Nevada) upon the acquisition of the subsidiary on March 15, 2004.

(3)
The three notes referenced in 1(c) above have been adjusted for on the restated financial statements.  Due to the convertibility feature embedded within the convertible debentures, a discount on the notes was recorded that was amortized over the life of the notes.  The change in the convertible note payable balance, net of unamortized discount, as of August 31, 2006 is as follows:

Note dated June 1, 2004	225,000
Note dated September 4, 2005	50,000
Note dated February 19, 2006	50,000
Unamortized discount on previously unrecorded notes	(139,459)
Change in Convertible note payable balance as of August 31, 2006	185,541

Change in Convertible note payable – short-term	50,000
Change in Convertible note payable – long-term	135,541
Change in Convertible note payable balance as of August 31, 2006	185,541

(4)
This amount represents the increase in the derivative liability due to the additional convertible notes not previously included in the balance sheet as of August 31, 2006.  The Company evaluated the convertible notes described in 1(c) above and determined that they were not conventional convertible and, therefore, because of certain terms and provisions including liquidating damages under the associated registration rights agreement the embedded conversion option was bifurcated and has been accounted for as a derivative liability instrument.  The total derivative liability associated with these previously unrecorded debentures was $533,955 as of August 31, 2006.

(5)
The increase in the accumulated deficit as of August 31, 2006 is a result of the increased expenses that resulted in the issuance of the convertible notes and the notes to the Company’s officer described in (1) above.  The deficit was also affected by the changes in the derivative liability associated with the convertible feature of the notes and the other adjustments described above. The following is a year-by-year summary of the increases in the Company’s losses:

Adjustments to the accumulated deficit of Ingen (Nevada) which changed the accumulated deficit after the merger on March 15, 2004:

Additional salary accrued to Scott Sand in 1997-1998	$	(300,000)
Additional salary accrued to Scott Sand in 2003		(300,000)
Additional salary accrued to Scott Sand in 2004		(265,000)
Total adjustment to accumulated deficit in fiscal years ending May 31, 2004 and prior		$(865,000)

Adjustments to the accumulated deficit for the fiscal year ended May 31, 2005:

Increase in SG&A as a result of the agreement described in 1(c) above	$(225,000)
Accrued interest on note described in 1(c) above	(13,500)
Black Scholes value of convertible feature exceeding face value of note (additional interest expense)	(223,997)
Amortization of note discount recorded as additional interest expense	(56,250)
Decrease in derivative liability from issuance date to the end of the year (booked as other income)	9,412
Total change in loss for fiscal year ended May 31, 2005	$(509,335)

Adjustments to the accumulated deficit for the fiscal year ended May 31, 2006:

Increase in SG&A as a result of the agreements described in 1(c) above	$(100,000)
Accrued interest on note described in 1(c) above	(13,500)
Accrued interest on note described in 1(c) above	$(2,217)
Accrued interest on note described in 1(c) above	(842)
Accrued sales taxes payable	(98,632)
Black Scholes value of convertible feature exceeding face value of note described in 1(c) above	(36,437)
Black Scholes value of convertible feature exceeding face value of note described in 1(c) above	(47,837)
Amortization of note discounts	(115,292)
Decreases in derivative liabilities in fiscal year	29,062
Total change in loss for fiscal year ended May 31, 2006	$(385,695)

Changes in fiscal years prior to May 31, 2005	(865,000)
Change in fiscal year ended May 31, 2005	(509,335)
Change in fiscal year ended May 31, 2006	(385,695)
Change in loss for quarter ended August 31, 2006	41,968
Total change in accumulated deficit as of August 31, 2006	(1,718,062)

INGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF
OPERATIONS (UNAUDITED)

	Three months ended August 31, 2006				Three months ended August 31, 2005
	Restated	Original	Effect of Change		Restated	Original	Effect of Change

Sales	$189,158	$189,158	$-		$532,872	$532,872	$-

Cost of Sales	115,547	115,547	-		85,046	85,046	-

Gross Profit	73,611	73,611	-		447,826	447,826	-

General and administrative expenses	329,104	329,104	-		559,246	559,246	-

Operating loss	(255,493)	(255,493)	-		(111,420)	(111,420)	-

Interest expense	(3,559,790)	(3,540,915)	(18,875)	(6)	(1,542)	(1,542)	-
Change in derivative liabilities	1,091,937	1,031,094	60,843	(7)	-	-	-

Loss before provision for income taxes	(2,723,346)	(2,765,314)	41,968	(8)	(112,962)	(112,962)	-

Provision for income taxes	800	800	-		800	800	-

Net loss	$(2,724,146)	$(2,766,114)	$41,968	(8)	$(113,762)	$(113,762)	$-

Basic net loss per weighted share	$(4,547.82)	$(0.12)	$(4,547.70)	(9)	$(189.92)	$(0.05)	$(189.87)	(9)

Basic weighted average shares outstanding	599	22,207,208	(22,206,609)	(10	599	2,205,309	(2,204,710)	(10)

(6)
The additional interest expense for the quarter ended August 31, 2006 was as a result of the accrued interest on the notes described in 1(c) above.  Also, the unamortized discount on these notes was recorded as an additional interest expense relating to the Company’s financing costs.

Additional accrued interest	4,875
Additional amortization of debt discount	14,000
Total change in interest expense for quarter ended August 31, 2006	18,875

(7)
This amount represents the change in the derivative liability due to the additional convertible notes not previously included in the balance sheet as of August 31, 2006.  The Company performed a Black Scholes analysis on the convertible feature embedded within the notes and recorded the change in the value of $60,843 as other income in the quarter ended August 31, 2006.

(8)	The total change in the loss in the quarter ended August 31, 2006 is a sum of (6) and (7) above. These amounts are summarized as follows:

Change in interest expense	(18,875)
Change in income due to change in derivative liability	60,843
Total change in net loss for quarter ended August 31, 2006	41,968

(9)	The change in net loss per share is a result of the effect of the 600 for one reverse stock split on August 27, 2008 and the 3,000 for one reverse stock split that was effectuated on March 18, 2009.

(10)
The change in weighted average number of shares outstanding is a result of the effect of the 600 for one reverse stock split on August 27, 2008 and the 3,000 for one reverse stock split that was effectuated on March 18, 2009.  This effect isn’t precisely a reduction of 3,000:1 due to rounding up of fractional shares.

INGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three months ended August 31, 2007				Three months ended August 31, 2006
	Restated	Original	Effect of Change		Restated	Original	Effect of Change

CASH FLOWS FROM OPERATIONS:
Net loss	(1,830,318)	(1,377,336)	(452,982)	(55)	(2,724,146)	(2,766,114)	41,968	(60)
Adjustments to Reconcile Net loss to Net Cash Used in Operations:
Depreciation and Amortization	40,400	40,400	-		20,976	20,976	-
(Increase) Decrease in:
Accounts receivable	-	-	-		-	-	-
Change in derivative liabilities	277,156	573,779	(296,623)	(54)	(1,091,937)	(1,031,094)	(60,843)	(59)
Noncash interest expense and financing costs	749,663	385,347	364,316	(61)	3,537,454	3,523,454	14,000	(63)
Increase (Decrease) in:
Accounts receivable	(78,090)	(78,090)	-		-	-	-
Inventory	10,642	10,642	-		-	-	-
Accounts payable	(3,863)	(3,863)	-		-	-	-
Accrued expenses	110,077	81,472	28,605	(62)	2,737	(2,138)	4,875	(64)
Prepaid expenses	15,526	15,526	-		-	-	-
Expenses paid with stock and notes	436,684	80,000	356,684	(52)	-	-	-

NET CASH USED IN OPERATING ACTIVITIES	(272,123)	(272,123)	-		(254,916)	(254,916)	-

CASH FLOW FROM INVESTING ACTIVITIES
Additions to property and equipment	-	-	-		(34,480)	(34,480)	-

NET CASH USED IN INVESTING ACTIVITIES	-	-	-		(34,480)	(34,480)	-

CASH FLOW FROM FINANCING ACTIVITIES
Repayments on officer's loan	(3,000)	(3,000)	-		(63,941)	(63,941)	-
Proceeds from loan from officer	11,486	11,486	-		-	-	-
Repayments on notes payable	(3,635)	(3,635)	-		-	-	-
Proceeds from issuance of common stock	74,800	74,800	-		-	-	-
Proceeds from issuance of convertible debt	200,000	200,000	-		1,066,800	1,066,800	-

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES	279,651	279,651	-		1,002,859	1,002,859	-

NET INCREASE (DECREASE) IN CASH	7,528	7,528	-		713,463	713,463	-

Cash balance at Beginning of Period	238	238	-		111,112	111,112	-

CASH BALANCE AT END OF PERIOD	$7,766	$7,766	$-		$824,575	$824,575	$-

Supplemental Disclosures of Cash Flow information:
Interest paid	$4,988	$4,988	$-		$-	$-	$-
Taxes paid	$800	$800	$-		$-	$-	$-
Noncash Financing Activities
Issuance of warrants in connection with convertible debt	$-	$-	$-		$1,987,478	$1,987,478	$-
Recorded a beneficial conversion feature	$428,343	$428,343	$-		$2,903,777	$2,903,777	$-
Stock subscription receivable	$45,000	$45,000	$-		$220,000	$220,000	$-
(52)
The non-cash interest expense change in the quarter ended August 31, 2007 is a result of the additional amortization of the debt discount on previously unrecorded notes and the interest adjustment due to the derivative liability on the convertible notes discussed in (43) above.  These interest components are described in (53) above and are summarized as follows:

Additional amortization of debt discount in quarter ended August 31, 2007	122,379
Interest adjustment due to derivative liability on new note	241,937
Total non-cash interest financing expense in quarter ended August 31, 2007	364,316

(53)
The additional accrued expenses in the quarter ended August 31, 2007 represent the additional interest accrued on the previously unrecorded notes described in (43), (45) and (47) above.  This amount equals $28,605.

(54)
The unamortized discount on the notes described in (45) above was recorded as an additional interest expense relating to the Company’s financing costs.   This amount was equal to $14,000 in the quarter ended August 31, 2006.

(55)
The additional interest expense for the quarter ended August 31, 2006 was as a result of the accrued interest on the notes described in (45) above.  This amount was equal to $4,875 in the quarter ended August 31, 2006.

INGEN TECHNOLOGIES, INC.
INTERIM FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET (UNAUDITED)
NOVEMBER 30, 2007

	Unaudited Balance on November 30, 2007

	Restated	Original	Effect of Change

Current Assets
Cash	$1,161	$1,161	$-
Accounts receivable	15,271	15,271	-
Inventory	74,943	74,943
Prepaid expenses	10,481	10,481	-

Total Current Assets	101,856	101,856	-

Property and equipment net of accumulated depreciation of $148,716	258,900	258,900	-

Debt issue costs, net of accumulated amortization of $148,716	229,958	229,958	-
Other assets	1,550	68,895	(67,345)	(65)

Total Other Assets	231,508	298,853	(67,345)

TOTAL ASSETS	$592,264	$659,609	$(67,345)

Current Liabilities
Accounts payable	$201,726	$201,726	-
Accrued expenses	438,697	348,833	89,864	(66)
Taxes payable	115,663	8,350	107,313	(67)
Current portion of long-term debt	14,539	14,539	-
Short-term loan	10,733	10,733	-
Officer's loans	965,850	100,850	865,000	(68)
Convertible notes payable, net of	348,480	-	348,480	(69)

Total Current Liabilities	2,095,688	685,031	1,033,511

Long-term liabilities
Note payable	94,333	94,333
Convertible notes payable, net of unamortized discount of $1,343,747	791,253	791,253	-
Derivative liabilities	6,429,263	5,037,714	1,391,549	(70)

Total Long-term Liabilities	7,314,849	5,923,300	1,391,549

Stockholders' Deficit
Preferred stock Series A, no par value, $1.00 per share liquidation preference, 40,000,000 shares authorized 16,078,991 issued and outstanding as of November 30, 2007, total liquidation preference of $16,078,991	712,627	673,313	39,314	(70a )
Common stock, no par value, authorized 100,000,000 shares; issued and outstanding 43,747,110 as of November 30, 2007	4,110,949	4,110,949	-
Series A preferred stock subscription	(220,000)	(220,000)	-
Accumulated Deficit	(13,421,849)	(10,512,984)	(2,908,865)	(71)

Total Stockholders' Deficit	(8,818,273)	(5,948,722)	(2,869,551)

Total Liabilities and Stockholders' Deficit	$592,264	$659,609	$(67,345)

(65)
The Company had previously capitalized $67,345 associated with the costs incurred in perfecting and acquiring the rights to certain patents relating to its Oxyview® product.  When conducting an impairment analysis in conjunction with its restated audit for May 31, 2007, the Company wrote off these costs.

(66)
The Company entered into three convertible notes that were issued from January 2007-May 2007 for services rendered to the Company that were previously not disclosed.  Each note had a stated interest rate of 6% and was issued for services rendered to the Company for contracts with terms of six months.  On January 1, 2007, the Company issued to Xcel Associates, Inc. a note in the amount of $50,000 in consideration for services rendered under an Investor Relation’s Agreement entered into on the same date.  On March 15, 2007, the Company issued to MedOx Corporation, Inc. a note in the amount of $200,000 in consideration for services rendered under an agreement entered into on the same date.  On May 15, 2007, the Company issued to Xcel Associates, Inc. a note in the amount of $50,000 in consideration for services rendered under an Investor Relation’s Agreement entered into on the same date.  This value of the note was booked as a prepaid expense and amortized over the term of the contract.  As of August 31, 2007, the prepaid amount associated with this contract was $20,834.  The prepaid amounts associated with the other contracts were fully amortized as of August 31, 2007.  In addition to the notes entered into in 2007, for which interest was accrued, the Company entered into other convertible notes prior to 2007.   On June 1, 2004, the Company issued to MedOx Corporation, Inc. a note in the amount of $225,000 in consideration for services rendered under an agreement entered into on the same date.  On September 4, 2005, the Company issued to Xcel Associates, Inc. a note in the amount of $50,000 in consideration for services rendered under an Investor Relation’s Agreement entered into on the same date.  On February 19, 2006, the Company issued to an unrelated accredited third party a note in the amount of $50,000 in consideration for services rendered under an agreement entered into on the same date.  All three of these notes had a stated interest rate of 6% per annum. Additionally, on April 2, 2007, the Company issued a note to Scott Sand, its Chairman and CEO, in the amount of $565,000 for salary earned in 2003-2004.  This amount of $565,000 was previously included in accrued expenses and was reclassified on the date that the note was executed.  The note had a stated interest rate of 12% and was stated to be due and payable on April 3, 2012.  The Company has adjusted the retained earnings of Ingen Technologies, Inc. (Nevada) by $300,000 upon the acquisition of the subsidiary on March 15, 2004.  This amount relates to the compensation earned and accrued up until the acquisition date.  The remaining $265,000 related to compensation earned and accrued for the fiscal year ended May 31, 2004.  This amount has been deducted in the fiscal year ended May 31, 2004.  As of May 31, 2004, the entire amount of $565,000 was booked as accrued compensation due to an officer.  Upon the execution of the note for this amount on April 2, 2007, the accrued compensation was converted into a note due to an officer and reclassified on the balance sheet.  The Company has accrued interest from the dates of the all of the above-referenced notes through November 30, 2007 in the amount of $89,864.

(67)
From 2000 through 2006, the Company failed to collect and remit sales taxes on the sales of its Secure Balance units within the state of California.  The Board of Equalization of the State of California commenced an audit in 2009 and assessed that the Company owed $112,594 in back sales taxes, interest and penalties.  Of this amount, $107,313 has been booked as accrued sales taxes payable as of that date.

(68)
In addition to the note issued to Scott Sand in the amount of $565,000 discussed in (45) above, on March 20, 2004, the Company issued a note to Scott Sand, its Chairman and CEO, in the amount of $300,000 for salary due from March 27, 1997 through March 28, 1998.  This note was issued for work done in founding Ingen Technologies, Inc. (Nevada) and developing the BAFI® product concept.  The note did not bear an interest rate and was stated to be due and payable on March 20, 2008.  The Company has adjusted the retained earnings of Ingen Technologies, Inc. (Nevada) upon the acquisition of the subsidiary on March 15, 2004.    The total of these notes ($865,000) accounts for the change in the officer loan balance as of November 30, 2007.

(69)
The notes referenced in (66) above have been adjusted for on the restated financial statements.  Due to the convertibility feature embedded within the convertible debentures, a discount on the notes was recorded that was amortized over the life of the notes.  The change in the convertible note payable balance, net of unamortized discount, as of November 30, 2007 is as follows:

Note dated June 1, 2004	225,000
Note dated September 4, 2005	50,000
Note dated February 19, 2006	50,000
Note dated January 1, 2007	50,000
Note dated March 15, 2007	200,000
Note dated May 15, 2007	50,000
Unamortized discount on previously unrecorded notes	(276,520)
Change in Convertible note payable balance as of November 30, 2007	348,480

(70)
This amount represents the increase in the derivative liability due to the additional convertible notes not previously included in the balance sheet as of November 30, 2007.  The Company evaluated the convertible notes described in (66) above and determined that they were not conventional convertible and, therefore, because of certain terms and provisions including liquidating damages under the associated registration rights agreement the embedded conversion option was bifurcated and has been accounted for as a derivative liability instrument.  The total derivative liability associated with these previously unrecorded debentures was $1,391,549 as of November 30, 2007.

(70a)  Options to purchase 1 million shares of preferred stock at a price of $0.04 per share were issued to the Company’s general counsel in December 2006.  These options were valued at $39,314.  This value was not deducted in the original financial statements and has been deducted in the fiscal year ended May 31, 2007.  This resulted in a change in the preferred stock balance as of August 31, 2007 in the same amount.

(71)
The increase in the accumulated deficit as of November 30, 2007 is a result of the increased expenses that resulted in the issuance of the convertible notes and the notes to the Company’s officer described above.  The deficit was also affected by the changes in the derivative liability associated with the convertible feature of the notes and the other adjustments described above. The following is a year-by-year summary of the increases in the Company’s losses:

Adjustments to the accumulated deficit of Ingen (Nevada) which changed the accumulated deficit after the merger on March 15, 2004:

Additional salary accrued to Scott Sand in 1997-1998	$	(300,000)
Additional salary accrued to Scott Sand in 2003		(300,000)
Additional salary accrued to Scott Sand in 2004		(265,000)
Total adjustment to accumulated deficit in fiscal years ending May 31, 2004 and prior		$(865,000)

Adjustments to the accumulated deficit for the fiscal year ended May 31, 2005:

Increase in SG&A as a result of the agreement described in 1(c) above	$(225,000)
Accrued interest on note described in 1(c) above	(13,500)
Black Scholes value of convertible feature exceeding face value of note (additional interest expense)	(223,997)
Amortization of note discount recorded as additional interest expense	(56,250)
Decrease in derivative liability from issuance date to the end of the year (booked as other income)	9,412
Total change in loss for fiscal year ended May 31, 2005	$(509,335)

Adjustments to the accumulated deficit for the fiscal year ended May 31, 2006:

Increase in SG&A as a result of the agreements described in 1(c) above	$(100,000)
Accrued interest on note described in 1(c) above	(13,500)
Accrued interest on note described in 1(c) above	$(2,217)
Accrued interest on note described in 1(c) above	(842)
Accrued sales taxes payable	(98,632)
Black Scholes value of convertible feature exceeding face value of note described in 1(c) above	(36,437)
Black Scholes value of convertible feature exceeding face value of note described in 1(c) above	(47,837)
Amortization of note discounts	(115,292)
Decreases in derivative liabilities in fiscal year	29,062

Total change in loss for fiscal year ended May 31, 2006	$(385,695)

Increase in SG&A as a result of the agreements described in (43) above	$(300,000)
Less: Amounts prepaid under agreements	143,056
Accrued interest on note described in (43) and (45) above	(26,750)
Accrued interest to officer on note described in (47) above	(11,112)
Black Scholes value of convertible feature exceeding face value of note described in (43) above	(219,537)
Amortization of note discounts	(129,500)
Sales tax adjustment	(8,681)
Decreases in derivative liabilities in fiscal year	59,722
Write of patents described in (44) above	(67,345)
Deduct value of options for preferred stock described in (50) above	(39,314)
Total change in loss for fiscal year ended May 31, 2007	$(599,461)

Changes in fiscal years prior to May 31, 2005	(865,000)
Change in fiscal year ended May 31, 2005	(509,335)
Change in fiscal year ended May 31, 2006	(385,695)
Change in fiscal year ended May 31, 2007	(599,461)
Change in loss for six months ended November 30, 2007	(549,374)
Total change in accumulated deficit as of November 30, 2007	(2,908,865)

INGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended November 30, 2007				Three months ended November 30, 2006
	Restated	Original	Effect of Change		Restated	Original	Effect of Change

Sales	$74,538	$74,538	$-		$134,473	$134,473	$-

Cost of Sales	61,705	61,705	-		66,641	66,641	-

Gross Profit	12,833	12,833	-		67,832	67,832	-

General and administrative expenses	339,022	339,022	-		524,503	517,158	(7,345)	(22A )

Operating loss	(326,189)	(326,189)	-		(449,326)	(449,326)	-

Interest expense	(267,158)	(247,449)	(19,709)	(72)	(178,115)	(158,053)	(20,062)	(75)

Change in derivative liabilities	684,979	761,661	(76,682)	(73)	301,924	283,033	18,891	(76)

Loss before provision for income taxes	91,632	188,023	(96,391)	(74)	(332,862)	(324,346)	(8,516)	(77)

Provision for income taxes	-	-	-		415	415	-

Net income (loss)	$91,632	$188,023	$(96,391)	(74)	$(333,277)	$(324,761)	$(8,516)	(77)

Basic net loss per weighted share	$140.76	-	$140.76	(78)	$(555.46)	$(0.01)	$(555.45)	(78)

Basic weighted average shares outstanding	651	43,667,110	(43,666,459)	(79)	600	29,684,610	(29,684,010)	(79)

(72)
The increase in interest expense for the quarter ended November 30, 2007 is a result of the interest accrued on the notes referred to in (66) above.  This amount was equal to $19,709 in the quarter ended November 30, 2007.

(73)
This amount represents the change in the derivative liability due to the additional convertible notes not previously included in the balance sheet as of November 30, 2007.  The Company performed a Black Scholes analysis on the convertible feature embedded within the notes and recorded the change in the value of $76,682 as a decrease to other income in the quarter ended November 30, 2007.

(74)	The total change in the loss for the quarter ended November 30, 2007 is the sum of (72) and (73) above as summarized below:

Change in interest expense	(19,709)
Change in income due to change in derivative liability	(76,682)
Total change in net loss for quarter ended November 30, 2007	(96,391)

(75)
The additional interest expense for the quarter ended November 30, 2006 was as a result of the accrued interest on the notes described in (66) above.  Also, the unamortized discount on these notes was recorded as an additional interest expense relating to the Company’s financing costs.

Additional accrued interest	6,000
Amortization of debt discount	14,062
Total change in interest expense for quarter ended November 30, 2006	20,062

(76)
This amount represents the change in the derivative liability due to the additional convertible notes not previously included in the balance sheet as of November 30, 2006.  The Company performed a Black Scholes analysis on the convertible feature embedded within the notes and recorded the change in the value of $18,891 as other income in the quarter ended November 30, 2006.

(77)	The total change in the loss in the quarter ended November 30, 2006 is a sum of (75) and (76) above. These amounts are summarized as follows:

Write-off of patent costs	(7,345)
Change in interest expense	(20,062)
Change in income due to change in derivative liability	18,891
Total change in net loss for quarter ended November 30, 2006	(8,516)

(78)	The change in net loss per share is a result of the effect of the 600 for one reverse stock split on August 27, 2008 and the 3,000 for one reverse stock split that was effectuated on March 18, 2009.

(79)
The change in weighted average number of shares outstanding is a result of the effect of the 600 for one reverse stock split on August 27, 2008 and the 3,000 for one reverse stock split that was effectuated on March 18, 2009.  This effect isn’t precisely a reduction of 3,000:1 due to rounding up of fractional shares.

INGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Six months ended November 30, 2007				Six months ended November 30, 2006
	Restated	Original	Effect of Change		Restated	Original	Effect of Change

Sales	$192,010	$192,010	$-		$323,631	$323,631	$-

Cost of Sales	129,118	129,118	-		182,188	182,188	-

Gross Profit	62,892	62,892	-		141,443	141,443	-

General and administrative expenses	1,102,411	745,727	356,684	(80)	853,607	846,262	7,345

Operating loss	(1,039,519)	(682,835)	(356,684)		(712,164)	(704,819)	(7,345)

Interest expense	(1,107,049)	(694,360)	(412,689)	(81)	(3,737,905)	(3,698,968)	(38,937)	(84)

Change in derivative liabilities	407,823	187,882	219,941	(82)	1,393,861	1,314,127	79,734	(85)

Loss before provision for income taxes	(1,738,745)	(1,189,313)	(549,432)	(83)	(3,056,208)	(3,089,660)	33,452	(86)

Provision for income taxes	-	-	-		1,215	1,215	-

Net loss	$(1,738,745)	$(1,189,313)	$(549,432)	(83)	$(3,057,423)	$(3,090,875)	$33,452	(86)

Basic net loss per weighted share	$(2,691.56)	$(0.03)	$(2,691.53)	(78)	$(5,095.71)	$(0.10)	$(5,095.61)	(78)

Basic weighted average shares outstanding	646	40,721,777	(40,721,131)	(79)	600	29,744,904	(29,744,304)	(79)

(80)	The change in SG&A in the six months ended November 30, 2007 represents the expensed amount of the contracts referenced in (66) above. The total increase is summarized as follows:

Value of convertible note issued for services	234,462
Current amortization of prepaid expenses under previously unrecorded contracts	122,222
Total Change in SG&A for six months ended November 30, 2007	356,684

(81)
The increase in interest expense for the six months ended November 30, 2007 is a function of three factors:  1) the accrued interest on the notes referred to in (66) above; 2) the interest adjustment required as a result of the convertible feature of the new notes exceeding the face value of the notes (this amount was booked as additional interest expense as a financing cost); and 3) The amortization of the debt discount that was booked on the convertible notes which is being amortized over the term of the notes.  The increase in interest expense for the quarter is summarized as follows:

Additional accrued interest	48,314
Interest adjustment due to derivative liability on new note	241,937
Amortization of debt discount	122,438
Total change in interest expense for six months ended November 30, 2007	412,689

(82)
This amount represents the change in the derivative liability due to the additional convertible notes not previously included in the balance sheet as of November 30, 2007.  The Company performed a Black Scholes analysis on the convertible feature embedded within the notes and recorded the change in the value of $219,941 as an increase to other income in the six months ended November 30, 2007.

(83)	The total change in the loss for the six months ended November 30, 2007 is the sum of (80), (81) and (82) above as summarized below:

Change in net income
Total Change in SG&A for six months ended November 30, 2007	(356,684)
Change in interest expense	(412,689)
Change in income due to change in derivative liability	219,941
Total change in net loss for six months ended November 30, 2007	(549,432)

(84)
The additional interest expense for the six months ended November 30, 2006 was as a result of the accrued interest on the notes described in (66) above.  Also, the unamortized discount on these notes was recorded as an additional interest expense relating to the Company’s financing costs.

Additional accrued interest	10,875
Amortization of debt discount	28,062
Total change in interest expense for six months ended November 30, 2006	38,937

(85)
This amount represents the change in the derivative liability due to the additional convertible notes not previously included in the balance sheet as of November 30, 2006.  The Company performed a Black Scholes analysis on the convertible feature embedded within the notes and recorded the change in the value of $79,734 as other income in the six months ended November 30, 2006.

(86)	The total change in the loss in the six months ended November 30, 2006 is a sum of (84) and (85) above and the write off of patent costs. These amounts are summarized as follows:

Write off of patent costs	(7,345)
Change in interest expense	(38,937)
Change in income due to change in derivative liability	79,734
Total change in net loss for six months ended November 30, 2006	33,452

INGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended November 30, 2007				Six months ended November 30, 2006
	Restated	Original	Effect of Change		Restated	Original	Effect of Change

CASH FLOWS FROM OPERATIONS:

Net loss	(1,738,745)	(1,189,313)	(549,432)	(83)	(3,057,423)	(3,090,875)	33,422	(86)
Adjustments to Reconcile Net loss to Net Cash Used in Operations:
Depreciation and Amortization	80,519	80,519	-		46,624	46,624	-
(Increase) Decrease in:
Change in derivative liabilities	(407,823)	(187,882)	(219,941)	(82)	(1,393,861)	(1,314,127)	(79,734)	(85)
Noncash interest expense and financing costs	1,505,926	1,141,551	364,375	(87)	3,725,967	3,697,905	28,062	(89)

Increase (Decrease) in:
Accounts payable	117,209	117,209	-		(4,875)	(4,875)	-
Accrued expenses	209,610	161,296	48,314	(88)	11,361	486	10,875	(90)
Accounts receivable	(15,270)	(15,270)	-		(58,265)	(58,265)	-
Prepaid expenses	23,152	23,152	-		(9,699)	(9,699)	-
Inventory	10,653	10,653	-		-	-	-
Expenses paid with stock & notes	449,284	92,600	356,684	(80)	12,000	12,000	-

NET CASH USED IN OPERATING ACTIVITIES	234,515	234,515	-		(728,171)	(720,826)	(7,345)

CASH FLOW FROM INVESTING ACTIVITIES
Additions to property and equipment	-	-			(85,931)	(85,931)
Addition to intangibles	-	-	-		-	(7,345)	7,345

NET CASH USED IN INVESTING ACTIVITIES	-	-	-		(85,931)	(93,276)	7,345

CASH FLOW FROM FINANCING ACTIVITIES
Repayments on officer's loan	(21,382)	(21,382)	-		(122,826)	(122,826)	-
Proceeds from officer's loan	37,891	37,891
Repayments on notes payable	(6,119)	(6,119)	-		-	-	-
Proceeds from issuance of common stock	119,800	119,800	-		-	-	-
Proceeds from notes payable	10,000	10,000	-		-	-	-
Proceeds from issuance of convertible debt	200,000	200,000	-		1,066,800	1,066,800	-

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES	340,190	40,190	-		943,974	943,974	-

NET INCREASE (DECREASE) IN CASH	574,705	574,705	-		129,872	129,872	-

Cash balance at Beginning of Period	238	238	-		111,112	111,112	-

CASH BALANCE AT END OF PERIOD	$574,943	$574,943	$-		$240,984	$240,984	$-

Supplemental Disclosures of Cash Flow information:
Interest paid	$4,988	$4,988	$-		$-	$-	$-
Taxes paid	$800	$800	$-		$-	$-	$-
Noncash Financing Activities
Issuance of warrants in connection with convertible debt	$428,343	$428,343	$-		$1,987,103	$1,987,103	$-
Recorded a beneficial conversion feature	$-	$-	$-		$2,904,060	$2,904,060	$-
Stock subscription receivable	$45,000	$45,000	$-		$220,000	$220,000	$-

(87)
The non-cash interest expense change in the six months ended November 30, 2007 is a result of the additional amortization of the debt discount on previously unrecorded notes and the interest adjustment due to the derivative liability on the convertible notes discussed in (66) above.  These interest components are described in (81) above and are summarized as follows:

Additional amortization of debt discount in six months ended November 30, 2007	122,438
Interest adjustment due to derivative liability on new note	241,937
Total non-cash interest financing expense in six months ended November 30, 2007	364,375

(88)
The additional accrued expenses in the six months ended November 30, 2007 represent the additional interest accrued on the previously unrecorded notes described in (66) above.  This amount equals $48,314.

(89)
The unamortized discount on the notes described in (66) above was recorded as an additional interest expense relating to the Company’s financing costs.   This amount was equal to $28,062 in the six months ended November 30, 2006.

(90)
The additional interest expense for the six months ended November 30, 2006 was as a result of the accrued interest on the notes described in (66) above.  This amount was equal to $10,875 in the six months ended November 30, 2006.

INGEN TECHNOLOGIES, INC.
INTERIM FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET (UNAUDITED)
FEBRUARY 29, 2008

	Unaudited Balance on February 29, 2008

	Restated	Original	Effect of Change

Current Assets
Cash	$6,719	$6,719	$-
Inventory	74,857	74,857	-
Prepaid expenses	155,105	155,105	-

Total Current Assets	236,681	236,681	-

Property and equipment net of accumulated depreciation of $163,891	244,431	244,431	-

Debt issue costs, net of accumulated amortization of $163,891	204,309	204,309
Other assets	1,550	68,895	(67,345)	(91)

Total Other Assets	205,859	273,204	(67,345)

TOTAL ASSETS	$686,971	$754,316	$(67,345)

Current Liabilities
Accounts payable	$214,926	$214,926	$-
Accrued expenses	318,253	226,516	91,737	(92)
Taxes payable	115,663	8,350	107,313	(93)
Current portion of long-term debt	14,539	14,539	-
Short-term loan	45,500	45,500	-
Officer's loans	963,705	98,705	865,000	(94)
Convertible notes payable	348,480	-	348,480	(95)

Total Current Liabilities	2,021,066	608,536	1,412,530

Long-term liabilities
Note payable	89,426	89,426	-
Convertible notes payable, net of unamortized discount of $1,161,318	968,682	968,682	-
Derivative liabilities	5 ,833,088	4,370,435	1,462,653	(96)

Total Long-term Liabilities	6,891,196	5,428,543	1,462,653

Stockholders' Deficit
Preferred stock Series A, no par value, $1.00 per share liquidation preference, 40,000,000 shares authorized 24,275,960 issued and outstanding as of February 29, 2008, total liquidation preference of $24,275,960	912,627	873,313	39,314	(97)
Common stock, no par value, authorized 100,000,000 shares; issued and outstanding 706 and 60,183,474 as of February 29, 2008	4,618,199	4,618,199	-
Series A preferred stock subscription	(220,000)	(220,000)	-
Accumulated Deficit	(13,536,117)	(10,554,275)	(2,981,842)	(98)

Total Stockholders' Deficit	(8,225,291)	(5,282,763)	(2,942,528)

Total Liabilities and Stockholders' Deficit	$686,971	$754,316	$(67,345)

(91)
The Company had previously capitalized $67,345 associated with the costs incurred in perfecting and acquiring the rights to certain patents relating to its Oxyview® product.  When conducting an impairment analysis in conjunction with its restated audit for May 31, 2007, the Company wrote off these costs.

(92)
The Company entered into three convertible notes that were issued from January 2007-May 2007 for services rendered to the Company that were previously not disclosed.  Each note had a stated interest rate of 6% and was issued for services rendered to the Company for contracts with terms of six months.  On January 1, 2007, the Company issued to Xcel Associates, Inc. a note in the amount of $50,000 in consideration for services rendered under an Investor Relation’s Agreement entered into on the same date.  On March 15, 2007, the Company issued to MedOx Corporation, Inc. a note in the amount of $200,000 in consideration for services rendered under an agreement entered into on the same date.  On May 15, 2007, the Company issued to Xcel Associates, Inc. a note in the amount of $50,000 in consideration for services rendered under an Investor Relation’s Agreement entered into on the same date.  This value of the note was booked as a prepaid expense and amortized over the term of the contract.  As of August 31, 2007, the prepaid amount associated with this contract was $20,834.  The prepaid amounts associated with the other contracts were fully amortized as of August 31, 2007.  In addition to the notes entered into in 2007, for which interest was accrued, the Company entered into other convertible notes prior to 2007.   On June 1, 2004, the Company issued to MedOx Corporation, Inc. a note in the amount of $225,000 in consideration for services rendered under an agreement entered into on the same date.  On September 4, 2005, the Company issued to Xcel Associates, Inc. a note in the amount of $50,000 in consideration for services rendered under an Investor Relation’s Agreement entered into on the same date.  On February 19, 2006, the Company issued to an unrelated accredited third party a note in the amount of $50,000 in consideration for services rendered under an agreement entered into on the same date.  All three of these notes had a stated interest rate of 6% per annum. Additionally, on April 2, 2007, the Company issued a note to Scott Sand, its Chairman and CEO, in the amount of $565,000 for salary earned in 2003-2004.  This amount of $565,000 was previously included in accrued expenses and was reclassified on the date that the note was executed.  The note had a stated interest rate of 12% and was stated to be due and payable on April 3, 2012.  The Company has adjusted the retained earnings of Ingen Technologies, Inc. (Nevada) by $300,000 upon the acquisition of the subsidiary on March 15, 2004.  This amount relates to the compensation earned and accrued up until the acquisition date.  The remaining $265,000 related to compensation earned and accrued for the fiscal year ended May 31, 2004.  This amount has been deducted in the fiscal year ended May 31, 2004.  As of May 31, 2004, the entire amount of $565,000 was booked as accrued compensation due to an officer.  Upon the execution of the note for this amount on April 2, 2007, the accrued compensation was converted into a note due to an officer and reclassified on the balance sheet.  The Company has accrued interest from the dates of the all of the above-referenced notes through February 29, 2008 in the amount of $91,737.

(93)
From 2000 through 2006, the Company failed to collect and remit sales taxes on the sales of its Secure Balance units within the state of California.  The Board of Equalization of the State of California commenced an audit in 2009 and assessed that the Company owed $112,594 in back sales taxes, interest and penalties.  Of this amount, $107,313 has been booked as accrued sales taxes payable as of that date.

(94)
In addition to the note issued to Scott Sand in the amount of $565,000 discussed in (92) above, on March 20, 2004, the Company issued a note to Scott Sand, its Chairman and CEO, in the amount of $300,000 for salary due from March 27, 1997 through March 28, 1998.  This note was issued for work done in founding Ingen Technologies, Inc. (Nevada) and developing the BAFI® product concept.  The note did not bear an interest rate and was stated to be due and payable on March 20, 2008.  The Company has adjusted the retained earnings of Ingen Technologies, Inc. (Nevada) upon the acquisition of the subsidiary on March 15, 2004.    The total of these notes ($865,000) accounts for the change in the officer loan balance as of November 30, 2007.

(95)
The notes referenced in (92) above have been adjusted for on the restated financial statements.  Due to the convertibility feature embedded within the convertible debentures, a discount on the notes was recorded that was amortized over the life of the notes.  The change in the convertible note payable balance, net of unamortized discount, as of February 29, 2008 is as follows:

Note dated June 1, 2004	225,000
Note dated September 4, 2005	50,000
Note dated February 19, 2006	50,000
Note dated January 1, 2007	50,000
Note dated March 15, 2007	200,000
Note dated May 15, 2007	50,000
Unamortized discount on previously unrecorded notes	(276,520)
Change in Convertible note payable balance as of February 29, 2008	348,480

(96)
This amount represents the increase in the derivative liability due to the additional convertible notes not previously included in the balance sheet as of February 29, 2008.  The Company evaluated the convertible notes described in (66) above and determined that they were not conventional convertible and, therefore, because of certain terms and provisions including liquidating damages under the associated registration rights agreement the embedded conversion option was bifurcated and has been accounted for as a derivative liability instrument.  The total derivative liability associated with these previously unrecorded debentures was $1,462,653 as of February 29, 2008.

(97)
Options to purchase 1 million shares of preferred stock at a price of $0.04 per share were issued to the Company’s general counsel in December 2006.  These options were valued at $39,314.  This value was not deducted in the original financial statements and has been deducted in the fiscal year ended May 31, 2007.  This resulted in a change in the preferred stock balance as of February 29, 2008 in the same amount.

(98)
The increase in the accumulated deficit as of February 29, 2008 is a result of the increased expenses that resulted in the issuance of the convertible notes and the notes to the Company’s officer described above.  The deficit was also affected by the changes in the derivative liability associated with the convertible feature of the notes and the other adjustments described above. The following is a year-by-year summary of the increases in the Company’s losses:

Adjustments to the accumulated deficit of Ingen (Nevada) which changed the accumulated deficit after the merger on March 15, 2004:

Additional salary accrued to Scott Sand in 1997-1998	$	(300,000)
Additional salary accrued to Scott Sand in 2003		(300,000)
Additional salary accrued to Scott Sand in 2004		(265,000)
Total adjustment to accumulated deficit in fiscal years ending May 31, 2004 and prior		$(865,000)

Adjustments to the accumulated deficit for the fiscal year ended May 31, 2005:

Increase in SG&A as a result of the agreement described in 1(c) above	$(225,000)
Accrued interest on note described in 1(c) above	(13,500)
Black Scholes value of convertible feature exceeding face value of note (additional interest expense)	(223,997)
Amortization of note discount recorded as additional interest expense	(56,250)
Decrease in derivative liability from issuance date to the end of the year (booked as other income)	9,412
Total change in loss for fiscal year ended May 31, 2005	$(509,335)

Adjustments to the accumulated deficit for the fiscal year ended May 31, 2006

Increase in SG&A as a result of the agreements described in 1(c) above	$(100,000)
Accrued interest on note described in 1(c) above	(13,500)
Accrued interest on note described in 1(c) above	$(2,217)
Accrued interest on note described in 1(c) above	(842)
Accrued sales taxes payable	(98,632)
Black Scholes value of convertible feature exceeding face value of note described in 1(c) above	(36,437)
Black Scholes value of convertible feature exceeding face value of note described in 1(c) above	(47,837)
Amortization of note discounts	(115,292)
Decreases in derivative liabilities in fiscal year	29,062
Total change in loss for fiscal year ended May 31, 2006	$(385,695)

Increase in SG&A as a result of the agreements described in (43) above	$(300,000)
Less: Amounts prepaid under agreements	143,056
Accrued interest on note described in (43) and (45) above	(26,750)
Accrued interest to officer on note described in (47) above	(11,112)
Black Scholes value of convertible feature exceeding face value of note described in (43) above	(219,537)
Amortization of note discounts	(129,500)
Sales tax adjustment	(8,681)
Decreases in derivative liabilities in fiscal year	59,722
Write of patents described in (44) above	(67,345)
Deduct value of options for preferred stock described in (50) above	(39,314)
Total change in loss for fiscal year ended May 31, 2007	$(599,461)

Changes in fiscal years prior to May 31, 2005	(865,000)
Change in fiscal year ended May 31, 2005	(509,335)
Change in fiscal year ended May 31, 2006	(385,695)
Change in fiscal year ended May 31, 2007	(599,461)
Change in loss for nine months ended February 29, 2008	(622,351)
Total change in accumulated deficit as of February 29, 2008	(2,981,842)

INGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended February 29, 2008				Three months ended February 28, 2007
	Restated	Original	Effect of Change		Restated	Original	Effect of Change

Sales	$59,843	$59,843	$-		$281,380	$281,380	$-

Cost of Sales	38,487	38,487	-		160,455	160,455	-

Gross Profit	21,356	21,356	-		120,925	120,925	-

General and administrative expenses	478,694	478,694	-		533,693	533,693	-

Operating loss	(457,338)	(457,338)	-		(412,768)	(412,768)	-

Interest expense	(253,106)	(251,231)	(1,875)	(99)	(372,870)	(352,808)	(20,062)	(104)
Change in derivative liabilities	596,175	667,279	(71,104)	(100)	236,570	212,276	24,294	(105)

Loss before provision for income taxes	(114,269)	(41,290)	(72,979)	(101)	(549,068)	(553,300)	4,232	(106)

Provision for income taxes	-	-	-		-	-	-

Net loss	$(114,269)	$(41,290)	$(72,979)	(101)	$(549,068)	$(553,300)	$4,232	(106)

Basic net loss per weighted share	$(165.13)	-	$(165.13)	(102)	$(915.11)	$(0.02)	$(915.09)	(102)

Basic weighted average shares outstanding	692	50,495,201	(50,494,509)	(103)	600	32,292,943	(32,292,343)	(103)

(99)
The increase in interest expense for the quarter ended February 29, 2008 is a result of the interest accrued on the notes referred to in (92) above.  This amount was equal to $1,875 in the quarter ended February 29, 2008.

(100)
This amount represents the change in the derivative liability due to the additional convertible notes not previously included in the balance sheet as of February 29, 2008.  The Company performed a Black Scholes analysis on the convertible feature embedded within the notes and recorded the change in the value of $71,104 as a decrease to other income in the quarter ended February 29, 2008.

(101)	The total change in the loss for the quarter ended February 29, 2008 is the sum of (99) and (100) above as summarized below:

Change in interest expense	(1,875)
Change in income due to change in derivative liability	(71,104)
Total change in net loss for quarter ended February 29, 2008	(72,979)

(102)	The change in net loss per share is a result of the effect of the 600 for one reverse stock split on August 27, 2008 and the 3,000 for one reverse stock split that was effectuated on March 18, 2009.

(103)
The change in weighted average number of shares outstanding is a result of the effect of the 600 for one reverse stock split on August 27, 2008 and the 3,000 for one reverse stock split that was effectuated on March 18, 2009.  This effect isn’t precisely a reduction of 3,000:1 due to rounding up of fractional shares.

(104)
The additional interest expense for the quarter ended February 28, 2007 was as a result of the accrued interest on the notes described in (92) above.  Also, the unamortized discount on these notes was recorded as an additional interest expense relating to the Company’s financing costs.

Additional accrued interest	6,000
Amortization of debt discount	14,062
Total change in interest expense for quarter ended February 28, 2007	20,062

(105)
This amount represents the change in the derivative liability due to the additional convertible notes not previously included in the balance sheet as of February 28, 2007.  The Company performed a Black Scholes analysis on the convertible feature embedded within the notes and recorded the change in the value of $24,294 as other income in the quarter ended February 28, 2007.

(106)	The total change in the loss in the quarter ended February 28, 2007 is a sum of (104) and (105) above. These amounts are summarized as follows:

Change in interest expense	(20,062)
Change in income due to change in derivative liability	24,294
Total change in net loss for quarter ended February 28, 2007	4,232

INGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine months ended February 29, 2008				Nine months ended February 28, 2007
	Restated	Original	Effect of Change		Restated	Original	Effect of Change

Sales	$251,852	$251,852	$-		$605,011	$605,011	$-

Cost of Sales	167,604	167,604	-		342,644	342,644	-

Gross Profit	84,248	84,248	-		262,367	262,367	-

General and administrative expenses	1,581,104	1,224,420	356,684	(107)	1,387,300	1,379,955	7,345

Operating loss	(1,496,856)	(1,140,172)	(356,684)		(1,124,933)	(1,117,588)	-

Interest expense	(1,360,156)	(945,592)	(414,564)	(108)	(4,110,775)	(4,051,776)	(58,999)	(111)

Change in derivative liabilities	1,003,998	855,161	148,837	(109)	1,630,432	1,526,403	104,029	(112)

Loss before provision for income taxes	(1,853,014)	(1,230,603)	(622,411)	(110)	(3,605,276)	(3,642,961)	37,685	(113)

Provision for income taxes	-	-	-		1,215	1,215	-

Net loss	$(1,853,014)	$(1,230,603)	$(622,411)	(110)	$(3,606,491)	$(3,644,176)	$37,685	(113)

Basic net loss per weighted share	$(2,761.57)	$(0.03)	$(2,761.54)	(102)	$(6,010.82)	$(0.12)	$(6,010.75)	(102)

Basic weighted average shares outstanding	671	42,540,474	(42,539,803)	(103)	600	30,594,250	(30,593,650)	(103)

(107)	The change in SG&A in the nine months ended February 29, 2008 represents the expensed amount of the contracts referenced in (92) above. The total increase is summarized as follows:

Value of convertible note issued for services	234,462
Current amortization of prepaid expenses under previously unrecorded contracts	122,222
Total Change in SG&A for nine months ended February 29, 2008	356,684

(108)
The increase in interest expense for the nine months ended February 29, 2008 is a function of three factors:  1) the accrued interest on the notes referred to in (92) above; 2) the interest adjustment required as a result of the convertible feature of the new notes exceeding the face value of the notes (this amount was booked as additional interest expense as a financing cost); and 3) The amortization of the debt discount that was booked on the convertible notes which is being amortized over the term of the notes.  The increase in interest expense for the quarter is summarized as follows:

Additional accrued interest	50,189
Interest adjustment due to derivative liability on new note	241,937
Amortization of debt discount	122,438
Total change in interest expense for nine months ended February 29, 2008	414,564

(109)
This amount represents the change in the derivative liability due to the additional convertible notes not previously included in the balance sheet as of February 29, 2008.  The Company performed a Black Scholes analysis on the convertible feature embedded within the notes and recorded the change in the value of $148,837 as an increase to other income in the nine months ended February 29, 2008.

(110)	The total change in the loss for the nine months ended February 29, 2008 is the sum of (107), (108) and (109) above as summarized below:

Change in net income
Total Change in SG&A for nine months ended February 29, 2008	(356,684)
Change in interest expense	(414,564)
Change in income due to change in derivative liability	148,837
Total change in net loss for nine months ended February 29, 2008	(622,411)

(111)
The additional interest expense for the nine months ended February 28, 2007 was as a result of the accrued interest on the notes described in (92) above.  Also, the unamortized discount on these notes was recorded as an additional interest expense relating to the Company’s financing costs.

Additional accrued interest	16,875
Amortization of debt discount	42,124
Total change in interest expense for nine months ended February 28, 2007	58,999

(112)
This amount represents the change in the derivative liability due to the additional convertible notes not previously included in the balance sheet as of February 28, 2007.  The Company performed a Black Scholes analysis on the convertible feature embedded within the notes and recorded the change in the value of $104,029 as other income in the nine months ended February 28, 2007.

(113)	The total change in the loss in the nine months ended February 28, 2007 is a sum of (111) and (112) above and the write off of patent costs. These amounts are summarized as follows:

Write off of patent costs	(7,345)
Change in interest expense	(58,999)
Change in income due to change in derivative liability	104,029
Total change in net loss for nine months ended February 28, 2007	37,685

INGEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended February 29, 2008				Nine months ended February 28, 2007
	Restated	Original	Effect of Change		Restated	Original	Effect of Change

CASH FLOWS FROM OPERATIONS:
Net loss	(1,853,014)	(1,230,603)	(622,411)	(110)	(3,606,491)	(3,644,176)	37,685	(113)
Adjustments to Reconcile Net loss to Net Cash Used in Operations:
Depreciation and Amortization	120,638	120,638	-		65,590	65,590	-
(Increase) Decrease in:
Change in derivative liabilities	(1,003,998)	(855,161)	(148,837)	(109)	(1,630,432)	(1,526,403)	(104,029)	(117)
Noncash interest expense and financing costs	1,133,841	769,466	364,375	(114)	4,007,254	3,965,130	42,124	(118)
Increase (Decrease) in:
Accounts payable	10,738	10,738	-		16,881	16,881	-
Accrued expenses	180,598	130,409	50,189	(115)	57,657	40,782	16,875	(119)
Accounts receivable	38,979	38,979	-		-	-	-
Prepaid expenses	(121,472)	(121,472)	-		(22,215)	(22,215)	-
Additions to inventory	-	-	-		(85,728)	(85,728)	-
Expenses paid with stock & notes	1,085,034	728,350	356,684	(116)	99,453	99,453	-

NET CASH USED IN OPERATING ACTIVITIES	(408,656)	(408,656)	-		(1,098,031)	(1,090,686)	(7,345)

CASH FLOW FROM INVESTING ACTIVITIES
Additions to property and equipment	-	-	-		99,405)	(99,405)	-
Addition to intangibles	-	-	-		-	(7,345)	7,345	(27a )

NET CASH USED IN INVESTING ACTIVITIES	-	-	-		(99,405)	(106,750)	7,345

CASH FLOW FROM FINANCING ACTIVITIES
Repayments on officer's loan	(27,207)	(27,207)	-		(66,137)	(66,137)	-
Proceeds from loan from officer	41,570	41,570	-		-	-	-
Repayments on notes payable	(21,026)	(21,026)	-		-	-	-
Proceeds from sale of common stock	166,300	166,300	-		(52,000)	(52,000)	-
Net proceeds from convertible debt	200,000	200,000	-		-	-	-
Net proceeds from notes payable	55,500	55,500	-		1,266,800	1,266,800	-

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES	415,137	415,137	-		1,148,663	1,148,663	-

NET INCREASE (DECREASE) IN CASH	6,481	6,481	-		(48,773)	(48,773)	-

Cash balance at Beginning of Period	238	238	-		111,112	111,112	-

CASH BALANCE AT END OF PERIOD	$6,719	$6,719	$-		$62,339	$62,339	$-

Supplemental Disclosures of Cash Flow information:
Interest paid	$17,976	$17,976	$-		$-	$-	$-
Taxes paid	$800	$800	$-		$-	$-	$-
Noncash Financing Activities
Issuance of warrants in connection with convertible debt	$-	$-	$-		$1,987,103	$1,987,103	$-
Recorded a beneficial conversion feature	$428,343	$428,343	$-		$3,275,253	$3,275,253	$-
Stock subscription receivable	$-	$-	$-		$220,000	$220,000	$-

(114)
The non-cash interest expense change in the nine months ended February 29, 2008 is a result of the additional amortization of the debt discount on previously unrecorded notes and the interest adjustment due to the derivative liability on the convertible notes discussed in (92) above.  These interest components are described in (108) above and are summarized as follows:

Additional amortization of debt discount in nine months ended February 29, 2008	122,438
Interest adjustment due to derivative liability on new note	241,937
Total non-cash interest financing expense in nine months ended February 29, 2008	364,375

(115)
The additional accrued expenses in the nine months ended February 29, 2008 represent the additional interest accrued on the previously unrecorded notes described in (92) above.  This amount equals $50,189.

(116)
The expenses paid with notes increased in the nine months ended February 29, 2008 as a result of the expensed amount of the contracts referenced in (92) above.  The total increase is summarized as follows:

Value of convertible note issued for services	234,462
Current amortization of prepaid expenses under previously unrecorded contracts	122,222
Total Change in non-cash SG&A for nine months ended February 29, 2008	356,684

(117)
This amount represents the change in the derivative liability due to the additional convertible notes not previously included in the balance sheet as of February 28, 2007.  The Company performed a Black Scholes analysis on the convertible feature embedded within the notes and recorded the change in the value of $104,029 as other income in the nine months ended February 28, 2007.

(118)
The unamortized discount on the notes described in (92) above was recorded as an additional interest expense relating to the Company’s financing costs.   This amount was equal to $42,124 in the nine months ended February 28, 2007.

(119)
The additional interest expense for the nine months ended February 28, 2007 was as a result of the accrued interest on the notes described in (92) above.  This amount was equal to $16,875 in the nine months ended February 28, 2007.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

As of the end of the period covered by this report, May 31, 2008, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our CEO and CFO concluded, as of the date of such evaluation, that our disclosure controls and procedures were not effective as of May 31, 2008.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations for the Treadway Commission. Based on our evaluation under the framework, including the completion and review of internal review assessment forms and the completion and review of financial reporting information systems and controls checklists in the framework, our management concluded that our internal controls over financial reporting were not effective as of May 31, 2008.

Remediation of Material Weakness in Internal Control

As discussed in Note A to the 2008 and 2007 consolidated financial statements, the Company has restated its consolidated financial statements for the year ended May 31, 2008 and 2007 as well as the quarterly reports for the quarters ended August 31, 2006, November 30, 2006, February 28, 2007, August 31, 2007, November 30, 2007 and February 29, 2008.  These restatements are the result of the Company's accounting adjustments due to unrecorded liabilities with origination dates from 1997-2007.  These unrecorded liabilities were issued in the form of convertible notes for services rendered or notes due to officers for past due salary.  The convertible notes also had derivative liabilities associated with the convertible feature which resulted in additional changes to the financial statements.  Based on the restatement, we determined that at the end of 2008 that the Company's policies and procedures did not provide for adequate management oversight and review of the Company's accounting for (i) liabilities issued in the form of convertible notes for services rendered or notes due to officers for past due salary, and (ii) the accounting for derivative liabilities associated with the convertible feature of the notes.  These deficiencies resulted in the restatement of the Company's consolidated financial statements for the year ended May 31, 2008 and 2007 and the quarterly reports for the quarters ended August 31, 2006, November 30, 2006, February 28, 2007, August 31, 2007, November 30, 2007 and February 29, 2008.

The foregoing led our management to conclude that our disclosure controls and procedures were not effective as of May 31, 2008 because of a material weakness in our internal controls over financial reporting.

We identified a material weakness in our internal control over financial reporting as of May 31, 2008 because fundamental elements of our company’s control environment were not present as of May 31, 2008, including an independent board oversight and review of financial reporting. The financial processes and procedures and internal control procedures are performed by the Board. There exists a significant overlap between management and the Board of Directors.  Specifically, we do not currently have the ability to objectively monitor the processes and procedures of financial reporting as the individual responsible for financial reporting is also a member of the Board of Directors.  Additionally, due to insufficient staffing and the lack of full time personnel, it was See comment not possible to ensure appropriate segregation of duties between incompatible functions.  In the course of our assessment, we also identified that there were control deficiencies which were the result of our not maintaining a sufficient complement of personnel to ensure that financial information (both routine and non-routine) is adequately analyzed and reviewed on a timely basis to detect misstatements. Other deficiencies, such as valuing financial implications of future equity issuances for contract terms, were identified by the auditors and material adjustments to the financial statements were required.  These deficiencies represent a material weakness in our internal control over financial reporting given that it results in a reasonable possibility that a material misstatement to the annual or interim financial statements would not have been prevented or detected.

Based on the material weakness described above, management has concluded that as of May 31, 2008 the Company's internal control over financial reporting was not effective based on the criteria in Internal control - Integrated framework issued by the COSO.

We intend to take the following steps as soon as practicable and funding is available to remediate the material weakness we identified as follows:

We will increase the oversight and review procedures of the board of directors with regard to financial reporting, financial processes and procedures and internal control procedures.
To the extent we can attract outside directors, we will nominate an audit committee to review and assist management with its reporting goals.

Based on the criteria established by COSO, management identified the following material weaknesses in the Company’s internal control over financial reporting as of May 31, 2008:

Control Environment — The Company did not maintain an effective control environment, which is the foundation for the discipline and structure necessary for effective internal control over financial reporting, as evidenced by: (i) an insufficient number of personnel appropriately qualified to perform control monitoring activities, including the recognition of the risks and complexities of its business operations, (ii) insufficient resources and deficient processes for information and communication flows commensurate with the complexity of its organizational and entity structure and (iii) an insufficient number of personnel with an appropriate level of GAAP knowledge and experience or ongoing training in the application of GAAP commensurate with the Company’s financial reporting requirements, which resulted in erroneous or unsupported judgments regarding the proper application of GAAP.  This control environment material weakness also contributed to the following additional material weaknesses .

Accrued Liabilities - The Company did not have effective controls to ensure that all accrued liabilities were valid, complete and accurate. Specifically, the Company had insufficient processes in place to ensure that written agreements leading to accounts payable were properly identified and recorded in the appropriate period.

Debt Covenants — The Company did not have effective controls to ensure a thorough review of its debt agreements and financial covenant compliance calculations, and thus ensure that such calculations were performed correctly.

Convertible Debt Valuation — The Company did not have effective controls to ensure that the fair value of its convertible debt was appropriately computed and accounted for upon the adoption of FASB ASC 470-20, Debt with Conversion and Other Options (formerly FSP APB 14-1).
State Sales Taxes — The Company did not have effective controls to ensure that the it properly accounted for its sales tax liability to the State of California.

In the first quarter of 2009, we implemented additional review procedures to ensure that a complete review is performed on all terms of our convertible notes for services rendered, and that supporting accounting documentation is available to ensure that our accounting for the previously noted material weaknesses is in accordance with accounting principles generally accepted in the United States of America.  These review procedures were in place in connection with the preparation of our consolidated financial statements for the first and second quarters of 2009.  As such, we believe that the remediation initiative outlined above was sufficient to eliminate the material weakness in internal controls over financial reporting as discussed above.

In the first quarter of 2010, we implemented additional procedures to ensure that all terms of our debt instruments were properly approved and documented.  These procedures were in place in connection with the preparation of our consolidated financial statements for the first quarter of 2010.  Further, in November, 2009, the Company retained the services of CDM Capital to review and assist the Company in its financial transactions and periodic filings.  As such, we believe that remediation initiative outlined above was sufficient to eliminate the material weakness in internal controls over financial reporting as discussed above.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Other than as noted above, there were no changes made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

A result of the foregoing, management concluded that the Company’s restated consolidated financial statements included in this Annual Report on Form 10-K/A present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows as of the dates, and for the periods, presented in conformity with GAAP.

ITEM 9B.  OTHER INFORMATION.

During the quarter ended May 31, 2008, we closed on a series of transactions resulting in the issuance of more than 5% of outstanding common stock. We sold the following securities without registration under the Securities Act of 1933 in reliance on the exemption contained in Section 4(2) and/or Regulation D promulgated there under. No general solicitation or advertising was used in connection with the sale of the shares and all shares were issued with a restrictive legend.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

Name	Age	Position Held and Tenure
Scott R. Sand	50	Chairman, Chief Executive Officer and Director (March 29, 2004 to present)
Thomas J. Neavitt	77	Secretary and Chief Financial Officer (March 29, 2004 to present)
Yong Sin Khoo	44	Director (March 29, 2004 to present)
Christopher A. Wirth	53	Chief Operations Officer, Director (March 29, 2004 to present)
Curt A. Miedema	51	Director (March 29, 2004 to present)
Stephen O'Hara	55	Director (September 22, 2005 to present)
John Finazzo	43	Director (March 20, 2006 to present)
Brad Klearman	47	Director (December 14, 2007 to September 2009)
Charles Vorwaller	51	Director (September 2009 to present)

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

YONG SIN KHOO, DIRECTOR: Yong Sin Khoo lives in Singapore. He worked as an engineer for 12 years and a further 5 years in managing a portfolio of business assets. He was a deputy director in the Strategic Investments Division of Singapore Power Limited. He has extensive experience as a logistics systems engineer in the military and retail engineering. In addition, he has significant experience in the area of mergers & acquisitions. In 1984, he was awarded a scholarship by the Singapore government to pursue electrical engineering at the University of Queensland, Australia. In the area of information technology, he was responsible for managing Shell Singapore's Y2K project for the marketing function. Another IT pioneering effort was the use of artificial intelligence to develop diagnostic tools for maintenance support for the Army's radar systems. His current business interests are focused in the areas of biomedical and environmental technologies. He has a Bachelor's Degree in Electrical Engineering from the University of Queensland.

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

BRAD KLEARMAN, DIRECTOR. Mr. Klearman is a 27-year veteran executive salesman/consultant, business owner, and entrepreneur. Mr. Klearman has a career specializing in negotiating with medical manufacturers and distributors on multi-million dollar projects that continues to have far-reaching implications within the medical industry. Mr. Klearman's current accomplishments include the recently secured exclusive placement of Ingen Technologies respiratory products for the largest respiratory manufacturing company in the world. From 2001 - 2007, Mr. Klearman served as Executive Vice President of Medigroup Physicians Services in St. Louis, Missouri, developing multiple relations with a myriad of medical distributors and medical manufacturers servicing the United States. From 1998 - 2001, he served as Regional Manager of King Systems, Indiana and represented manufacturers of the highest quality anesthesia apparatus in the country and was responsible for making the company's third largest region into the company's top-selling number one region within three years. From 1996 - 1998, he served as Vice President of Two Rivers Medical, St. Louis, MO, a major contributor to development of the company with sole purpose of distributing medical products, equipment and pharmaceuticals to the Federal Government worldwide. From 1982-1996, Mr. Klearman worked with Midwest Medical Supply Co., Inc. in St. Louis, MO, where he began as Territory Manager in an area which was grossing 70-thousand dollars per month and within two years, brought that average up to $210,000 per month. In 1986, he was promoted to Executive Vice President of the company and created a division that served the Federal Government world wide. This division averaged 1 million dollars per month in sales at a 23% profit margin, making it by far the most profitable division of the company which was known as a regional distributor to hospitals, long-term care facilities and physician offices. From 1978 - 1982, Mr. Klearman attended Columbia College in Columbia, MO, with undergraduate studies in business and marketing.  Mr. Klearman died in September 2009.

CHARLES E. VORWALLER, DIRECTOR.  Mr. Vorwaller is a 25-year veteran in sales and management in the healthcare industry, and has been recognized as a strategic planner and visionary in multiple market segments. Currently he is the President of National Sales Networks, Inc. a sales and marketing consulting company. Since 2006, he has served as the Director of Business Development for Litecure, LLC a worldwide developer, manufacturer, and marketer of medical devices and products used in a broad range of interventional medical specialties. Prior to his current roles, he held several senior positions, including Vice President Sales and National Account Manager at both publicly traded and privately held medical companies, including Access Battery, Inc.; and Rocky Mountain Medical Corporation. Charles holds Bachelor's Degree in Marketing and Management from Westminster College. He has been actively involved for over 10 years in the Boy Scouts of America; as well as coaching youth basketball and soccer. He and his wife have been married 27 years, and have five children.

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

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the annual and other compensation paid by us to
Scott R. Sand, our CEO and chairman in the last two fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Comp. ($)	Non-Qualified Deferred Comp. Earnings ($)	All Other Compen-sation ($)	Total ($)
Scott R. Sand,	2008	$200,000	-	$135,499	(2)	-	-	-	-	$335,499
Chairman and Chief Executive Officer (1)	2007	$116,667	-	$17,301	(3)	-	-	-	-	$133,968

(1) We entered into an employment agreement with Mr. Sand effective as of October 1, 2006. This agreement calls for an annual salary of $200,000 and 300,000 shares of our restricted stock to be issued to Mr. Sand each year of the five-year term of the agreement.

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

There were no options granted to executive officers or directors during fiscal year 2008.

DIRECTOR COMPENSATION

Set forth below is information regarding compensation paid to each director during 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Scott R. Sand, Chairman	-	-	-	-	-	-	-
Curt A. Miedema	-	1,200	-	-	-	-	1,200
Christopher A. Wirth	-	1,200	-	-	-	-	1,200
Steven O’Hara	-	1,200	-	-	-	-	1,200
John Finazzo	-	1,200	-	-	-	-	1,200
Yong Sin Khoo	-	1,200	-	-	-	-	1,200
Brad Klearman	-	1,200	-	-	-	-	1,200

Our Directors (with the exception of our Chairman) are paid $500 for each Directors meeting that is actually held (as opposed to actions taken by our Board of Directors by Resolution and Waiver of Notice and Consent to Action Taken).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of May 14, 2010, 4,500,551,065 shares of common stock of Ingen Technologies, Inc. and 98,002,627 shares of Series A Preferred Stock were issued and outstanding. The following table sets forth, as of such date, certain information regarding beneficial ownership of our shares by (i) each person who is known by us to beneficially own more than 5% of our voting securities; (ii) by each of our officers and directors, and (iii) by all of our officers and directors as a group.

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

Name and Address of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)%		Shares of Series A Convertible Preferred Stock Beneficially Owned (3) Number	%	Total Percentage of Voting Power (4)%
Scott R. Sand, CEO, Chairman, Director	3	*	66,727,627	68.1%	31,541,750	74.5%
Thomas Neavitt, CFO, Secretary	4	*	-	-	1,033	*
Yong Khoo Sin, Director	2	*	-	-	677	*
Christopher A. Wirth, COO, Director	6	*	1,500,000	1.5%	1,053	*
Curt A. Miedema, Director	5	*	-	-	703	*
Stephen O’Hara, Director	3	*	-	-	693	*
John Finazzo, Director	7	*	-	-	7,336	*
Charles Vorwaller, Director	167	*	500,000	0.5%	2,518	*

All officers and directors as a group (8 persons)	197	*	68,727,627	70.1%	31,555,763	74.5%

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

(4) This column includes the common stock and each share of Series A Convertible Preferred Stock multiplied by ten held by each person (each share of Series A Convertible Preferred Stock is entitled to 10 votes). Applicable percentages are based on 5,480,577,335 which is the number of common shares and the preferred shares multiplied by ten outstanding on May 14, 2010.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of the end of our fiscal year May 31, 2008, our CEO and Chairman, Scott R. Sand, was owed a total of $945,659 as of May 31, 2008. Of this amount, $300,000 is in the form of a non-interest bearing note dated March 20, 2004.  This note was issued by Ingen with a four-year term for salary due to Mr. Sand from 1997-1998.  A second note to Mr. Sand was issued on April 2, 2007 in the amount of $565,000.  This note bears an interest rate of 12% per annum and is due on April 3, 2012.  The second note was issued to Mr. Sand for salary due in 2003 and 2004.  There is also $1,747 due to Mr. Sand as a result of business expenses paid by Mr. Sand on his personal credit cards. The Company has not recorded interest expense on this last amount.  The related accrued interest is $78,912 as of May 31, 2008.

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

On February 28, 2006 and March 17, 2006, we entered into two investment contracts with Jeffrey Gleckman, pursuant to which we issued an aggregate of 2,000,000 shares of our restricted common stock to Mr. Gleckman (after our reverse stock splits which were effective on August 27, 2008 and March 18, 2009 the total number of adjusted common shares is equal to 2). Mr. Gleckman is the President of MedOx Corporation, the contractor distributing Oxyview® (“MedOx”). MedOx was originally known as Tech-Ni-Com, Inc. Our first contract with Mr. Gleckman's company was in 2000 for distribution of the BAFI® product line.  However, actual sales of Oxyview® did not commence until November of 2006. Mr. Gleckman paid $300,000 consideration in the two transactions for the above-referenced shares.

In May of 2008, Ingen issued 2,000,000 shares of our Series A Preferred shares to Mr. Gleckman. This issuance was done to satisfy an obligation in the amount of $20,000 that Ingen owed to MedOx under its distribution contract for Oxyview®.

On June 1, 2004, Ingen entered into an agreement with MedOx and issued a convertible note in the amount of $225,000 as consideration under this agreement.  Under the terms of the agreement, MedOx was to assist Ingen with marketing and distribution of its products for a two year term.

On March 15, 2007, Ingen entered into an agreement with MedOx and issued a convertible note in the amount of $200,000 as consideration under this agreement.  Under the terms of the agreement, MedOx was to assist Ingen with marketing and distribution of its products for a two year term.

On September 1, 2008, Ingen entered into an agreement with MedOx and issued a convertible note in the amount of $225,000 as consideration under this agreement.  Under the terms of the agreement, MedOx was to assist Ingen with marketing and distribution of its products for a one year term.

On September 17, 2008, Jeffrey Gleckman converted 4,000,000 of Series A preferred shares into common stock. Upon this conversion, Mr. Gleckman owned 49.8% of our total outstanding common shares.

On September 1, 2009, Ingen entered into an agreement with MedOx and issued a convertible note in the amount of $300,000 as consideration under this agreement.  Under the terms of the agreement, MedOx was to assist Ingen with marketing and distribution of its products for a six month term.

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

	Year Ended
	May 31, 2008	May 31, 2007
Audit Fees (1)	$38,000	$29,500
Audited Related Fees	-	-
Tax Fees (2)	$3,000	$3,000
All Other Fees	-	-
Total	$41,000	$32,500

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

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

We do not have an audit committee.  The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements:

- Report of Independent Registered Public Accounting Firm	F-1
- Balance Sheet as of May 31, 2008 and 2007	F-2
- Statement of Operations for the years ended May 31, 2008 and 2007	F-3
- Statement of Stockholder’s Deficit for the years ended May 31, 2008 and 2007	F-4
- Statement of Cash Flows for the years ended May 31, 2008 and 2007	F-5
- Notes to the Financial Statements	F-6

(b) Financial Statements Schedules
      None

(c) Exhibits:

Exhibit No.	Description
2.1
Plan and Agreement of Merger Relating to the Merger of Ingen Technologies, Inc. into Creative Recycling, Inc., dated March 15, 2004. (incorporated by reference to registrant's Form 10-KSB/A filed March 24, 2006)

3.1
Amended and Restated Articles of Incorporation of Ingen Technologies, Inc., as filed with the Georgia Secretary of State on or about March 15, 2005. (incorporated by reference to registrant's Form 10-KSB filed November 7, 2005)

3.2
Resolution 2005.6 of the Ingen Board of Directors (signed by the preferred stockholders as well) modifying the Amended and Restated Articles of Incorporation with respect to the classifications and rights of our preferred shares.  (incorporated by reference to registrant's Form 10-KSB filed November 7, 2005)

3.3	Bylaws of Ingen Technologies, Inc. (incorporated by reference to registrant's Form 10-KSB filed November 7, 2005)
3.4
Minutes of Special Stockholder meeting of March 15, 2005 amending our Bylaws by changing the date of the annual stockholders meeting from May 15 to March 15. (incorporated by reference to registrant's Form 10-KSB filed November 7, 2005)

3.5
Amended and Restated Articles of Incorporation of Ingen Technologies, Inc., as filed with the Georgia Secretary of State on or about December 28, 2005 (incorporated by reference to registrant's Form 8-K filed January 10, 2006)

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

10.2
Agreement between Ingen Technologies, Inc. and Siegal Performance Systems, Inc. dated November 15, 2005 for distribution of Secure Balance® (included as an exhibit to our 10-QSB filed with the SEC on January 17, 2006 and incorporated herein by this reference).

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

10.6
Distribution Agreement (for Secure Balance®) dated February 16, 2006 between Ingen Technologies, Inc. and Secure Health, Inc. (included as an exhibit to our 10-QSB filed with the SEC on April 7, 2006 and incorporated herein by this reference).

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

10.9
Distribution agreement (for Secure Balance®) between Ingen Technologies, Inc. and Michael Koch, DC, dated March 10, 2006 (included as an exhibit to our Form SB-2 filed with the SEC on April 5, 2006 and incorporated herein by this reference).

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

10.19
Distribution Agreement between Ingen Technologies, Inc. and MedOx Corporation, dated December 1, 2006, for the distribution of Oxyview® (included as an exhibit to our Form 8-K dated December 1, 2006 and incorporated herein by this reference).

10.20
Exclusive Distribution Agreement between Ingen Technologies, Inc. and Secure Health, Inc., dated December 1, 2006, for the distribution of Secure Balance® (included as an exhibit to our Form 8-K dated December 1, 2006 and incorporated herein by this reference).

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

10.32	Agreement entered into by and among the Company and MedOx, Inc. dated August 1, 2007
10.33	Securities Purchase Agreement dated June 16, 2008 (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)
10.34	Registration Rights Agreement dated June 16, 2008 (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)
10.35	Security Agreement dated June 16, 2008 (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)
10.36	Intellectual Property Security Agreement dated June 16, 2008 (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)
10.37	Callable Secured Convertible Note to AJW Partners, LLC (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)
10.38	Callable Secured Convertible Note to AJW Master Fund, Ltd. (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)
10.39	Callable Secured Convertible Note to New Millennium Capital Partners II, LLC (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)
10.40	Common Stock Purchase Warrant to AJW Partners, LLC (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)
10.41	Common Stock Purchase Warrant to AJW Master Fund, Ltd. (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)
10.42	Common Stock Purchase Warrant to New Millennium Capital Partners II, LLC (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)
10.44	Media Production And Placement Services Agreement with Media4Equity LLC (incorporated by reference to registrant's Form 10-KSB filed September 29, 2008)

10.45	Agreement with Brad Klearman dated January 1, 2008 (incorporated by reference to registrant's Form 10-KSB filed September 29, 2008)
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

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Scott R. Sand	Chief Executive Officer and Chairman (Principal Executive Officer)	August 5, 2010
Scott R. Sand

/s/ Thomas J. Neavitt	Secretary and Chief Financial Officer (Principal Financial and Accounting Officer	August 5, 2010
Thomas J. Neavitt
/s/ Khoo Yong Sin	Director	August 5, 2010
Khoo Yong Sin
/s/ Christopher A. Wirth	Chief Operations Officer, Director	August 5, 2010
Christopher A. Wirth
/s/ Curt A. Miedema	Director	August 5, 2010
Curt A. Miedema
/s/ Stephen O’Hara	Director	August 5, 2010
Stephen O’Hara
/s/ John Finazzo	Director	August 5, 2010
John Finazzo
/s/ Charles Vorwaller	Director	August 5, 2010
Charles Vorwaller