Form 10-Q/A
period 2008-08-31
Ingen Technologies, Inc.
filed 2010-09-29
CIK 861058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 3 to

FORM 10-Q/A

|X|  QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF 1934

For The Quarterly Period Ended: August 31, 2008

|_|  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES EXCHANGE ACT OF 1934

INGEN TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Georgia	000-28704	84-1122431
(State or other jurisdiction of incorporation)	(Commission file number)	(IRS Employer Identification Number)

35193 Avenue A, Suite C
Yucaipa, CA 92399
(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: 800-259-9622

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐
Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The number of shares outstanding of the registrant’s common stock as of September 24, 2010 was 7,999,999,964 shares with no par value per share.

We have amended this Form 10-Q to restate our financial statements.  We were required to restate our audited financial statements for the fiscal years ended May 31, 2007 and 2008 which were filed with the second amendment to our Form 10-K for the fiscal year ended May 31, 2008.  The effects of these restatements effected the financial statements included in this Form 10-Q

PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS FOR QUARTER ENDED AUGUST 31, 2008

Ingen Technologies, Inc. and subsidiary
Consolidated Balance Sheets
August 31, 2008 and May 31, 2008

	Restated	Restated
	Unaudited	Audited
	August 31, 2008	May 31, 2008
ASSETS
Current assets
Cash	$-	$-
Accounts receivable	66	63
Inventories	74,715	74,830
Receivable of convertible debenture	75,000	-
Prepaid expenses	12,800	50,933
Total current assets	162,581	125,826

Property and equipment, net of accumulated depreciation	215,490	229,960

Other assets
Debt issue costs, net of accumulated amortization	140,343	157,027
Deposits	229,550	31,550
Total other assets	369,893	188,577

TOTAL ASSETS	$747,964	$544,363

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Cash overdraft	$131	$530
Accounts payable	235,819	212,242
Accrued expenses	699,125	501,750
Officer's loans	887,973	866,747
Short-term notes	82,500	82,500
Convertible notes payable, net of unamortized discount of $617,355 and $202,348	1,814,221	737,652
Current portion of long-term debt	14,539	14,539
Total current liabilities	3,734,308	2,415,960

Long-term liabilities
Loan payable	95,660	96,872
Convertible notes payable, net of unamortized discount of $513,745 and $951,792	246,255	1,079,755
Derivative liability	6,276,771	4,795,957
Total long-term liabilities	6,618,686	5,972,584

Total liabilities	10,352,994	8,388,544

Stockholders' deficit
Preferred stock, Series A, no par value, preferred liquidation value of $1.00 per share, 40,000,000 shares authorized and 38,275,960 issued and outstanding as of August 31, 2008, total liquidation preference of $38,275,960 issued and outstanding as of May 31, 2008, total liquidation preference of $38,275,960	1,000,536	1,000,536
Common stock, no par value, authorized 8,000,000,000 shares, 1,886 issued and outstanding as of August 31, 2008, 751 issued and outstanding as of May 31, 2008
Series A preferred stock subscription	2,000	2,000
Series A preferred stock subscription receivable	(220,000)	(220,000)
Accumulated deficit	(15,740,679)	(13,771,860)
Total stockholders' deficit	(9,605,030)	(7,844,181)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$747,964	$544,363

See notes to interim unaudited consolidated financial statements

Ingen Technologies, Inc.
Consolidated Statement of Operations (unaudited)

	For the quarters ended August 31,
	2008	2007

Sales	$987	$117,471

Cost of sales	115	67,413

Gross Profit	872	50,058

Selling, general and administrative expenses	275,810	763,378

Operating loss	(274,938)	(713,320)

Other expenses
Interest expense	(773,292)	(839,832)
Change in derivative liability	(920,589)	(277,156)

Net loss before provision for taxes	(1,968,819)	(1,830,308)

Provision for income taxes	-	10

Net loss	$(1,968,819)	$(1,830,318)

Basic and diluted net loss per share	$(2,530.62)	$(3,030.32)

Weighted average number of shares outstanding	778	604

See notes to interim unaudited consolidated financial statements

Ingen Technologies, Inc.
Consolidated Statement of Cash Flows (unaudited)

	For the quarters ended
	August 31,
	2008	2007
Cash flow from operating activities
Net loss	$(1,968,819)	$(1,830,318)
Depreciation and amortization	14,470	40,400
Amortization of debt issue costs	31,684	25,930
Expenses paid with stock and options	198,000	436,684
Note payable issued for services	30,000	-
Change in derivative liabilities	920,589	277,156
Non-cash interest expense and financing costs	583,264	723,733
(Increase) decrease in accounts receivable	(3)	(78,090)
(Increase) decrease in prepaid expenses	38,133	15,526
(Decrease) increase in accounts payable	23,577	(3,863)
(Decrease) increase in accrued expenses	197,375	110,077
(Increase) decrease in deposit	(198,000)	-
(Increase) decrease in inventory	115	10,642
Net cash used in operating activities	(129,615)	(272,123)

Cash flow from financing activities
Sale of common stock	-	74,800
Payments on loans	(1,212)	(3,635)
Proceeds from convertible notes payable	110,000	200,000
Proceeds from stockholder and officer loans	21,226	11,486
Repayments of stockholder and officer loans	-	(3,000)
Net cash provided by financing activities	130,014	279,651

Net cash increase	399	7,528

Cash at beginning of period	(530)	238

Cash at end of period	$(131)	$7,766

Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$800
Cash paid for interest expense	$-	$4,988

Supplemental disclosures of non cash financing activities:
Issuance of common stock to unrelated third party for deposit on media time	$198,000	$-
Value of issuance of warrants in connection with convertible debt	$20,639	$-
Beneficial conversion feature	$491,649	$428,343
Stock subscription receivable	$-	$45,000

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

On April 12, 2010, the stockholders authorized an increase on our authorized number of shares of common stock from 3.5 billion to 8 billion.

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

A Black-Scholes valuation calculation was applied to both the conversion features and warrants at issuance dates and May 31, 2008 and August 31, 2008. The issuance date valuation was used for the effective debt discount that these instruments represent. The debt discount is amortized over the life of the debts using the effective interest method. The May 31, 2008 and August 31, 2008 valuations were used to record the fair value of these instruments at the end of the reporting period with any difference from prior period calculations reflected in the consolidated statement of operations.

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

Additionally, as described in Note 5 below as of May 31, 2008 and August 31, 2008, the Company was technically in default under its convertible note agreements.  On July 31, 2009, the Company stipulated to a $4.5 million judgment in favor of the note holders and is required to make weekly payments in the form of free trading stock and other cash payments should the Company be successful in raising capital in the future.  The financial statements included herewith were not adjusted for this settlement.

The Company incurred a loss of $1,968,819 and for the quarter ended August 31, 2008, and as of that date, had an accumulated deficit of $15,740,679.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock, debt financing or loans from its officers and directors in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital.

Management has taken various steps to revise its operating and financial requirements, has obtained additional financing and has revised the repayment terms of existing notes payable.  Management believes additional financing will be required to meet the Company's obligations and commitments for the next twelve months.  The Company will continue its capital raising efforts through equity and debt financing.  Management believes that with adequate funds it can increase sales of its products and move toward positive cash flow.  Management has also devoted considerable effort during the period ended August 31, 2008 towards management of liabilities and improvement of the Company's operations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment as of August 31, 2008 and May 31, 2008 is summarized as follow:

	As of August 31,	As of May 31,
	2008	2008

Vehicles	$145,596	$145,596
Furniture & Fixtures	31,705	31,705
Machinery & Equipment	188,709	188,709
Leasehold Improvements	41,606	41,606
	407,616	407,616
Less accumulated depreciation	(192,126)	(177,656)

Property and Equipment, net	$215,490	$229,960

NOTE 4 - ACCRUED EXPENSES

Accrued expenses at August 31, 2008 and May 31, 2008 consist of:

	As of August 31,	As of May 31,
	2008	2008
Accrued officer's compensation	$39,000	$-
Accrued interest expense	540,027	381,682
Accrued taxes	119,760	119,761
Accrued royalties payable	338	307

Total	$699,125	$501,750

NOTE 5 - CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

Events of default under Note Agreements and Settlement Agreement: As of May 31, 2008 and August 31, 2008, the Company had committed various acts which constitute events of default under its Securities Purchase Agreements dated July 25, 2006, March 15, 2007 and July 15, 2007 (and the notes there under with total principal balances of $2,221,576 as of August 31, 2008).  The investors commenced legal action against the Company in July of 2009.  On July 31, 2009, the Company entered into a Settlement and Forbearance Agreement with the note holders.  Under the terms of this Agreement, the Company stipulated to a judgment in the amount of $4.5 million.  All warrants held by the note holders were cancelled. Further, the Company agreed to issue the greater of (a) 40 million shares or (b) twenty percent (20%) of the prior week’s total trading volume of free trading common stock to the note holders. The note holders also consented to the Company offering up to $4 million of securities for sale and agreed to forbear any collection efforts so long as one half of the net offering proceeds were paid to the note holders.  As long as the Company delivers the shares due each week and makes payments of any offering proceeds to the note holders, they agreed to forbear enforcing the Judgment or enforcing any of their security interests through and until May 31, 2010.  The Judgment amount of $4.5 million shall be reduced by any net proceeds from the disposition of the stock paid under this Settlement Agreement and by any other cash payments made by the Company.

CONVERTIBLE NOTE SUMMARIES

6% $225,000 CONVERTIBLE DEBT DATED JUNE 1, 2004

On June 1, 2004, the Company issued to MedOx Corporation, Inc. a note in the amount of $225,000 in consideration for services rendered under an agreement entered into on the same date.  The note was issued with a 6% interest rate and a four-year term.  This note was in default as of August 31, 2008 and interest is now accruing at the default rate of 15%.

6% $50,000 CONVERTIBLE DEBT DATED SEPTEMBER 4, 2005

On September 4, 2005, the Company issued to Xcel Associates, Inc. a note in the amount of $50,000 in consideration for services rendered under an Investor Relation’s Agreement entered into on the same date.  The note was issued with a 6% interest rate and a one-year term.  This note was in default as of August 31, 2008 and interest is now accruing at the default rate of 15%.

6% $50,000 CONVERTIBLE DEBT DATED FEBRUARY 19, 2006

On February 19, 2006, the Company issued to an individual a note in the amount of $50,000 in consideration for services rendered under an agreement entered into on the same date.  The note was issued with a 6% interest rate and a two-year term.  This note was in default as of August 31, 2008 and interest is now accruing at the default rate of 15%.

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

The terms of the notes under this Securities Purchase Agreement were amended on August 29, 2008.  This amendment changed the applicable percentage for purposes of the conversion rate of the notes into common stock from 50% to 40%.  Further, the interest rate on the notes was retroactively adjusted from 6% to 12% effective January 1, 2008.

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

The terms of the notes under this Securities Purchase Agreement were amended on August 29, 2008.  This amendment changed the applicable percentage for purposes of the conversion rate of the notes into common stock from 50% to 40%.  Further, the interest rate on the notes was retroactively adjusted from 6% to 12% effective January 1, 2008.

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

The terms of the notes under this Securities Purchase Agreement were amended on August 29, 2008.  This amendment changed the applicable percentage for purposes of the conversion rate of the notes into common stock from 50% to 40%.  Further, the interest rate on the notes was retroactively adjusted from 6% to 12% effective January 1, 2008.

This note was settled and renegotiated under a Forbearance Agreement dated July 31, 2009 as described below.

6% $100,000 CONVERTIBLE DEBT DATED JUNE 16, 2008 (as of date of this report, this debt has been renegotiated as discussed below)

On June 16, 2008, we issued a callable secured convertible note in the amount of $100,000. This note was issued under the same terms as the 6% $450,000 Convertible Debt described above (the March 15, 2007 Securities Purchase Agreement).

The terms of the notes under this Securities Purchase Agreement were amended on August 29, 2008.  This amendment changed the applicable percentage for purposes of the conversion rate of the notes into common stock from 50% to 40%.  Further, the interest rate on the notes was retroactively adjusted from 6% to 12% effective January 1, 2008.

This note was settled and renegotiated under a Forbearance Agreement dated July 31, 2009 as described below.

12% $100,000 CONVERTIBLE DEBT DATED AUGUST 29, 2008 (as of date of this report, this debt has been renegotiated as discussed below)

On August 29, 2008, we issued a callable secured convertible note in the amount of $100,000. This note was issued under the same terms as the 6% $450,000 Convertible Debt described above (the March 15, 2007 Securities Purchase Agreement). As of August 31, 2008, $75,000 of this amount was due to us and was received in September 2008.

This note was settled and renegotiated under a Forbearance Agreement dated July 31, 2009 as described below.

SETTLEMENT OF 6% $1.5 MILLION CONVERTIBLE DEBT DATED JULY 25, 2006, 6% $450,000 CONVERTIBLE DEBT DATED MARCH 15, 2007, 6% $110,000 CONVERTIBLE DEBT DATED MARCH 15, 2007, 6% $100,000 CONVERTIBLE DEBT DATED JUNE 16, 2008 and the 12% $100,000 CONVERTIBLE DEBT DATED AUGUST 29, 2008

In June 2009, the Investors commenced legal action against the Company for default under the notes.  On July 31, 2009, the Company stipulated to a $4.5 million judgment in favor of the note holders and is required to make weekly payments in the form of free trading stock and other cash payments should the Company be successful in raising capital in the future.  All warrants held by the note holders were cancelled.  Further, Ingen agreed to issue the greater of (a) 40 million shares or (b) twenty percent (20%) of the prior week’s total trading volume of free trading common stock to the note holders.  The note holders also consented to Ingen offering up to $4 million of securities for sale and agreed to forbear any collection efforts so long as one half of the net offering proceeds were paid to the note holders.  As long as Ingen delivers the shares due each week and makes payments of any offering proceeds to the note holders, they agreed to forbear enforcing the Judgment or enforcing any of their security interests through and until May 31, 2010.  The Judgment amount of $4.5 million shall be reduced by any net proceeds from the disposition of the stock paid under this Settlement Agreement and by any other cash payments made by Ingen. At the time of the Forbearance Agreement, the Company owed the note holders $2,256,507 in principal, $554,163 in accrued interest and an unrecorded loan of $5,714.  The Company recorded an additional interest expense of approximately $1.75 million to record the difference between these balances and the $4.5 million stipulated judgment amount.  As of May 31, 2010, the Company has made payments to the note holders of 1,182,489,170 shares of common stock.  The note holders have netted proceeds of $2,563,866 from the sale of these shares, leaving a balance due of $1,936,134.

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

6% $30,000 CONVERTIBLE DEBT DATED JUNE 17, 2008

On June 17, 2008, the Company issued to an individual a note in the amount of $30,000 in consideration for services rendered under an agreement entered into on the same date.  The note was issued with a 6% interest rate and a one-year term.

DERIVATIVE LIABILITIES

DERIVATIVE LIABILITY ASSOCIATED WITH THE 6% $225,000 CONVERTIBLE DEBT DATED JUNE 1, 2004

The following tables describe the valuation of the conversion feature of the $225,000 6% convertible debenture entered into on June 1, 2004, using the Black Scholes pricing model on the date of the note:

6/1/2004
Approximate risk free rate	3.86%
Average expected life	4 years
Dividend yield	0%
Volatility	292.58%
Estimated fair value of conversion feature on date of note issuance	$448,997
Estimated fair value of conversion feature as of May 31, 2008	$225,075
Estimated fair value of conversion feature as of August 31, 2008	$225,196

The Company recorded the fair value of the conversion feature of $448,997, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received with the excess of $223,997 charged to expense. The discount was fully amortized as of May 31, 2008. For the quarters ended August 31, 2008 and 2007, the Company has reported $121 and $18,460, respectively, in other expense related to changes in its derivative liability associated with this note.

DERIVATIVE LIABILITY ASSOCIATED WITH THE 6% $50,000 CONVERTIBLE DEBT DATED SEPTEMBER 4, 2005

The following tables describe the valuation of the conversion feature of the $50,000 6% convertible debenture entered into on September 4, 2005, using the Black Scholes pricing model on the date of the note:

9/4/2005
Approximate risk free rate	5.05%
Average expected life	1 year
Dividend yield	0%
Volatility	255.27%
Estimated fair value of conversion feature on date of note issuance	$86,437
Estimated fair value of conversion feature as of May 31, 2008	$54,731
Estimated fair value of conversion feature as of August 31, 2008	$57,038

The Company recorded the fair value of the conversion feature of $86,437, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received with the excess of $36,437 charged to expense. The discount was fully amortized as of May 31, 2008. For the quarters ended August 31, 2007 and 2008, the Company has reported $191 in other income and $2,307 in other expense, respectively, related to changes in its derivative liability associated with this note.

DERIVATIVE LIABILITY ASSOCIATED WITH THE 6% $50,000 CONVERTIBLE DEBT DATED FEBRUARY 19, 2006

The following tables describe the valuation of the conversion feature of the $50,000 6% convertible debenture entered into on February 19, 2006, using the Black Scholes pricing model on the date of the note:

2/19/2006
Approximate risk free rate	4.57%
Average expected life	2 years
Dividend yield	0%
Volatility	302.50%
Estimated fair value of conversion feature on date of note issuance	$97,837
Estimated fair value of conversion feature as of May 31, 2008	$50,017
Estimated fair value of conversion feature as of August 31, 2008	$50,044

The Company recorded the fair value of the conversion feature of $97,837, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received with the excess of $47,837 charged to expense. The discount was fully amortized as of May 31, 2008. For the quarters ended August 31, 2008 and 2007, the Company has reported $27 and $9,024 in other expense, respectively, related to changes in its derivative liability associated with this note.

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

The following tables describe the valuation of the conversion feature of each tranche of the convertible debenture issued under the $1.5 million Securities Purchase Agreement, using the Black Scholes pricing model on the date of each note:

	7/27/2006	8/30/2006	1/24/2007
	Tranche	Tranche	Tranche
Approximate risk free rate	5.25%	4.80%	4.65%
Average expected life	3 years	3 years	2.5 years
Dividend yield	0%	0%	0%
Volatility	202.01%	201.26%	138.21%
Estimated fair value of conversion feature on date of notes	$1,328,118	$1,137,929	$371,193
Estimated fair value of conversion feature as of May 31, 2008	$1,150,465	$1,042,134	$351,934
Estimated fair value of conversion feature as of August 31, 2008	$1,466,940	$1,344,914	$468,329

The Company recorded the fair value of the conversion feature, aggregate of $2,837,240, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received from each tranche, with the excess of $1,337,240 charged to expense. Amortization expense related to the conversion feature discount for the quarter ended August 31, 2008 was $84,508. Remaining unamortized discount as of that date was $501,695.  For the quarter ended August 31, 2008, the Company has reported $735,650 in other expense related to changes in its derivative liability associated with these notes.  For the quarter ended August 31, 2007, the Company has reported $36,374 in other income related to changes in its derivative liability associated with these notes.

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

7/26/2006
Approximate risk free rate	5.23%
Average expected life	7 years
Dividend yield	0%
Volatility	201.26%
Number of warrants granted	20,000,000
Estimated fair value of total warrants granted	$1,987,478
Estimated fair value of warrants on May 31, 2008	$11,189
Estimated fair value of warrants on August 31, 2008	$2,566

The warrants were revalued as of the date of this report at a value of $2,566 using the Black-Scholes Option Pricing Model. For the quarters ended August 31, 2008 and 2007, the Company has reported $8,623 in other income and $401,438 in other income, respectively, related to changes in its derivative liability associated with these warrants.

DERIVATIVE LIABILITY ASSOCIATED WITH THE 6% $50,000 CONVERTIBLE DEBT DATED JANUARY 1, 2007

The following tables describe the valuation of the conversion feature of the $50,000 6% convertible debenture entered into on January 1, 2007, using the Black Scholes pricing model on the date of the note:

1/1/2007
Approximate risk free rate	4.93%
Average expected life	2 years
Dividend yield	0%
Volatility	138.21%
Estimated fair value of conversion feature on date of note issuance	$78,809
Estimated fair value of conversion feature as of May 31, 2008	$72,350
Estimated fair value of conversion feature as of August 31, 2008	$69,532

The Company recorded the fair value of the conversion feature of $78,809, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received with the excess of $38,809 charged to expense. The remaining unamortized discount as of August 31, 2008 was $9,454.  For the quarters ended August 31, 2007 and 2008, the Company has reported $3,772 and $2,818 in other income, respectively, related to changes in its derivative liability associated with this note.

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

The Company recorded the fair value of the conversion feature, aggregate of $889,164, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received from each tranche, with the excess of $489,164 charged to expense. The remaining unamortized discount as of August 31, 2008 was $256,546. For the quarter ended August 31, 2008, the Company has reported $233,406 in other expense related to changes in its derivative liability associated with these notes. For the quarter ended August 31, 2007, the Company has reported $31,309 in other income related to changes in its derivative liability associated with these notes.

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

3/15/2007
Approximate risk free rate	4.47%
Average expected life	7 years
Dividend yield	0%
Volatility	182.97%
Number of warrants granted	9,000,000
Estimated fair value of total warrants granted	$443,468
Estimated fair value of warrants on May 31, 2008	$5,035
Estimated fair value of warrants on August 31, 2008	$1,155

The warrants were revalued as of the date of this report at a value of $1,115 using the Black-Scholes Option Pricing Model. For the quarters ended August 31, 2007 and 2008, the Company has reported $179,302 in other expense and $3,858 in other income, respectively, related to changes in its derivative liability associated with these warrants.

DERIVATIVE LIABILITY ASSOCIATED WITH THE 6% $200,000 CONVERTIBLE DEBT DATED MARCH 15, 2007

The following tables describe the valuation of the conversion feature of the $200,000 6% convertible debenture entered into on March 15, 2007, using the Black Scholes pricing model on the date of the note:

3/15/2007
Approximate risk free rate	4.57%
Average expected life	2 years
Dividend yield	0%
Volatility	182.97%
Estimated fair value of conversion feature on date of note issuance	$348,570
Estimated fair value of conversion feature as of May 31, 2008	$310,632
Estimated fair value of conversion feature as of August 31, 2008	$309,598

The Company recorded the fair value of the conversion feature of $348,570, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received with the excess of $148,570 charged to expense. The remaining unamortized discount as of that date was $61,085.  For the quarters ended August 31, 2007 and 2008, the Company has reported $8,582 and $1,034 in other income, respectively, related to changes in its derivative liability associated with this note.

DERIVATIVE LIABILITY ASSOCIATED WITH THE 6% $50,000 CONVERTIBLE DEBT DATED MAY 15, 2007

The following tables describe the valuation of the conversion feature of the $50,000 6% convertible debenture entered into on May 15, 2007, using the Black Scholes pricing model on the date of the note:

5/15/2007
Approximate risk free rate	4.93%
Average expected life	2 years
Dividend yield	0%
Volatility	220.45%
Estimated fair value of conversion feature on date of note issuance	$92,158
Estimated fair value of conversion feature as of May 31, 2008	$81,718
Estimated fair value of conversion feature as of August 31, 2008	$82,826

The Company recorded the fair value of the conversion feature of $92,158, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received with the excess of $42,158 charged to expense. The remaining unamortized discount as of August 31, 2008 was $19,604.  For the quarters ended August 31, 2007 and 2008, the Company has reported $470 and $1,108 in other expense, respectively, related to changes in its derivative liability associated with this note.

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

The Company recorded the fair value of the conversion feature of $214,244 as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received, with the excess of $114,244 charged to expense. The remaining unamortized discount as of that date was $71,824. For the quarters ended August 31, 2007 and 2008, the Company has reported $1,727 in other income and $58,218 in other expense, respectively, related to changes in its derivative liability associated with this note.

DERIVATIVE LIABILITY ASSOCIATED WITH THE 6% $315,000 CONVERTIBLE DEBT DATED AUGUST 8, 2007

The following tables describe the valuation of the conversion feature of the $315,000 6% convertible debenture entered into on August 8, 2007, using the Black Scholes pricing model on the date of the note:

8/8/2007
Approximate risk free rate	2.18%
Average expected life	1 year
Dividend yield	0%
Volatility	234.82%
Estimated fair value of conversion feature on date of note issuance	$526,881
Estimated fair value of conversion feature as of May 31, 2008	$396,478
Estimated fair value of conversion feature as of August 31, 2008	$315,274

The Company recorded the fair value of the conversion feature of $526,881, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received with the excess of $211,881 charged to expense. The remaining unamortized discount as of August 31, 2008 was none.  For the quarters ended August 31, 2007 and 2008, the Company has reported $15,471 and $81,202, respectively, in other income related to changes in its derivative liability associated with this note.

DERIVATIVE LIABILITY ASSOCIATED WITH THE 6% $30,000 CONVERTIBLE DEBT DATED JUNE 17, 2008

The following tables describe the valuation of the conversion feature of the $30,000 6% convertible debenture entered into on June 17, 2008, using the Black Scholes pricing model on the date of the note:

6/17/2008
Approximate risk free rate	0.90%
Average expected life	1 year
Dividend yield	0%
Volatility	241.5275%
Estimated fair value of conversion feature on date of note issuance	$50,639
Estimated fair value of conversion feature as of August 31, 2008	$50,901

The Company recorded the fair value of the conversion feature of $50,639, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received with the excess of $20,639 charged to expense. The remaining unamortized discount as of August 31, 2008 was $25,517.  For the quarters ended August 31, 2007 and 2008, the Company has reported none and $262, respectively, in other expense related to changes in its derivative liability associated with this note.

Summary of Convertible Notes Payable and Derivative Liabilities

The following is a summary of the convertible notes payable, derivative liability and unamortized note discount as of August 31, 2008:

		Change in Derivative	Unamortized
	Current	Income in	Debt Discount
	Conversion Value	Current period	as of 8/31/08
$1,500,000 Convertible Notes	$3,280,183	$735,650	$501,695
$450,000 Convertible Notes	1,070,493	233,406	256,545
$110,000 Convertible Note - July 2007	265,351	58,218	71,824
$100,000 Convertible Note - June 2008	246,714	2,342	92,143
$100,000 Convertible Note - August 2008	247,233	(44)	93,232
$225,000 Note dated June 1, 2004	225,196	121
$200,000 Note dated March 15, 2007	309,598	(1,034)	61,085
$50,000 Note dated September 4, 2005	57,038	2,307
$50,000 Note dated January 1, 2007	69,532	(2,818)	9,454
$50,000 Note dated May 15, 2007	82,826	1,108	19,604
$50,000 Note dated February 19, 2006	50,044	27
$315,000 Note dated August 8, 2007	315,274	(81,202)
$30,000 Note dated June 17, 2008	50,901	262	25,517
July 2006 Warrants	2,566	(8,623)	-
March 2007 Warrants	1,155	(3,858)	-
June 2008 Warrants	2,667	(15,273)	-
	$6,276,771	$920,589	$1,131,100

Maturities of Notes Payable:

Future maturities of our convertible notes payable due during the years ended May 31 are as follow:

2008 (or past due)	$325,000
2009	645,000
2010	1,776,576
2011 and beyond	445,000

Total	$3,191,576

The total convertible notes payable due of $3,191,576 is shown on our balance sheet net of the unamortized debt discount of $1,131,100.  The balance sheet amounts are shown as $1,814,221 of short term convertible notes payable (net of unamortized discount of $617,355, for a gross note amount of $2,431,576).  The long-term convertible notes payable amount is shown on the balance sheet as $246,255 (net of unamortized discount of $513,745, for a gross note amount of $760,000).

NOTE 6 – LONG-TERM DEBT

The Company entered into a long-term note agreement to purchase a mobile demonstration unit for its Secure Balance product. The note was entered into on March 1, 2007.  The original note balance was $116,096. The note has a term of 15 years and carries an interest rate of 9.5%. The monthly payments are $1,212. The note balance as of August 31, 2008 was equal to $110,199. The following summarizes the paydown:

	Required Payments	Principal	Interest
May 31, 2009	$10,908	$2,899	$8,009
May 31, 2010	14,539	4,551	9,988
May 31, 2011	14,539	5,002	9,537
May 31, 2012	14,539	5,498	9,041
May 31, 2013	14,539	6,043	8,496
Thereafter	126,004	86,206	39,798

Total	$195,068	$110,199	$84,869

In the quarter ended November 30, 2008, this mobile demonstration unit was repossessed and the debt was reduced by the proceeds from the sale.  The subsequent sale by the lender left a balance due of $59,237 which was settled in the amount of $18,500 after the end of the fiscal year ended May 31, 2009.

NOTE 7 – EQUITY SECURITIES

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

On May 21, 2006, the Company and a subscriber entered into an Investment Contract (the "Contract") in which the subscriber agreed to purchase 3 million shares of the Company's restricted series A preferred shares at a price of $0.0733 per share or $220,000. Under the Contract, these shares were to be registered by the Company on Form S-1. Such registration has never occurred.  As of August 31, 2008, all 3 million shares of restricted series A preferred shares were issued and a subscription receivable of $220,000 was recorded against the Company's equity.  In the quarter ended November 30, 2008, the Company wrote off this receivable as an expense for services rendered.

NOTE 8 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For the quarters ended August 31,
	2008	2007

Numerator: Net loss	$(1,968,819)	$(1,830,318)

Denominator:
Weighted Average Number of Shares	778	604

Net loss per share - Basic and diluted	$(2,530.63)	$(3,030.32)

As the Company incurred a net loss for the three months ended August 31, 2008 and 2007, it has excluded from the calculation of diluted net loss per share all of the shares represented by potential conversion of the Series A preferred stock, potential exercise of the outstanding warrants and the conversion of the convertible notes outstanding.

NOTE 9 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment detailed information of the reportable segment is not presented.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company owed total loans to its CEO, Scott Sand, in the amount of $887,973 as of August 31, 2008. This amount included two notes entered into for past due compensation that totaled $865,000 and other direct payments of company expenses or other advances.  One note is an interest-bearing instrument in the amount of $565,000 with an interest rate of 12%.  In addition to the note amounts, the Company also has accrued salary expense payable to Mr. Sand in the amounts of $39,000 and accrued interest of $146,712 as of August 31, 2008.  The total amount due to Mr. Sand as of August 31, 2008 was $1,073,685.

NOTE 11 - LEASE OBLIGATION

The Company leases its administrative office under an unsecured lease agreement which expires on April 1, 2011. The Company also maintains a corporate office under a month-to-month lease agreement. As of August 31, 2008, the remaining lease obligation is as follows:

Year Ending	Lease
August 31,	Obligation
2009	$20,400
2010	20,400
2011	20,400
2012	11,900
$73,100

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

NOTE 13 - MATERIAL CONTRACTS

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

NOTE 14 - SUBSEQUENT EVENTS

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

In August 2010, the Company issued 628,484,849 shares in exchange for $86,305 under an offering under Regulation D.

In August 2010, the Company issued 120,000,000 shares to a convertible note holder to pay $45,601 on the convertible note.

NOTE 15 - RESTATEMENT

Subsequent to the filing of the Form 10-Q for the quarter ended August 31, 2008, the Company discovered several errors in its financial statements.  The comparative (as originally filed compared to the restated amounts) are summarized as follows, with references to the changes indicated in NOTE A below:

Ingen Technologies, Inc.
Consolidated Balance Sheets (Unaudited)
August 31, 2008 and May 31, 2008

	August 31, 2008				May 31, 2008
		As Originally	Effect			As Originally	Effect
	Restated	Reported	of Changes		Restated	Reported	of Changes
ASSETS
Current assets
Cash	$-	$-	$-		$-	$-	$-
Accounts receivable	66	66	-		63	63	-
Inventories	74,715	74,715	-		74,830	74,830	-
Receivable of convertible debenture	75,000	75,000	-		-	-	-
Prepaid expenses	12,800	12,800	-		50,933	50,933	-
Total current assets	162,581	162,581	-		125,826	125,826	-

Property and equipment, net of accumulated depreciation	215,490	215,490	-		229,960	229,960	-

Other assets
Debt issue costs, net of accumulated amortization	140,343	135,352	4,991	(1)	157,027	157,027	-
Patents, net of accumulated amortization	-	61,733	(61,733)	(2)	-	62,855	(62,855)	(11)
Deposits	229,550	229,550	-		31,550	31,550	-
Total other assets	369,893	426,635	(56,742)		188,577	251,432	(62,855)

TOTAL ASSETS	$747,964	$804,706	$(56,742)		$544,363	$607,218	$(62,855)

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Cash overdraft	$131	$131	$-		$530	$530	$-
Accounts payable	235,819	235,819	-		212,242	212,242	-
Accrued expenses	699,125	356,661	342,464	(3)	501,750	201,927	299,823	(12)
Officer's loans	887,973	22,973	865,000	(4)	866,747	1,747	865,000	(4)
Short-term notes	82,500	82,500	-		82,500	82,500	-
Convertible notes payable, net of unamortized discount	1,814,221	1,074,174	740,047	(5)	737,652	49,908	687,744	(13)
Current portion of long-term debt	14,539	14,539	-		14,539	14,539	-
Total current liabilities	3,798,967	1,786,797	2,012,170		2,415,960	563,393	1,852,567

Long-term liabilities
Loan payable	95,660	95,660	-		96,872	96,872	-
Convertible notes payable, net of unamortized discount	246,255	275,228	(28,973)	(6)	1,079,755	1,079,755	-
Derivative liability	6,276,771	5,116,416	1,160,355	(7)	4,795,957	3,605,748	1,190,209	(14)
Total long-term liabilities	6,618,686	5,487,304	1,131,382		5,972,584	4,782,375	1,190,209

Stockholders' deficit
Preferred stock, Series A, no par value,	1,000,536	965,313	35,223	(8)	1,000,536	965,313	35,223	(8)
Common stock, no par value	5,353,113	5,349,023	4,090	(9)	5,145,143	5,141,052	4,091	(9)
Series A preferred stock subscription	2,000	2,000	-		2,000	2,000	-
Series A preferred stock subscription receivable	(220,000)	(220,000)	-		(220,000)	(220,000)	-
Accumulated deficit	(15,740,679)	(12,565,731)	(3,174,948)	(10)	(13,771,860)	(10,626,915)	(3,144,945)	(15)

Total stockholders' deficit	(9,605,030)	(6,469,395)	(3,135,635)		(7,844,181)	(4,738,550)	(3,105,631)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$747,964	$804,706	$(56,742)		$544,363	$607,218	$(62,855)

Ingen Technologies, Inc.
Consolidated Statement of Operations (Unaudited)

	For the quarters ended
	August 31, 2008				August 31, 2007
		As Originally	Effect			As Originally	Effect
	Restated	Reported	of changes		Restated	Reported	of changes

Sales	$987	$987	$-		$117,471	$117,471	$-

Cost of sales	115	115	-		67,413	67,413	-

Gross Profit	872	872	-		50,058	50,058	-

Selling, general and administrative expenses	275,810	276,933	(1,123)	(16)	763,378	406,694	356,684	(22)

Operating loss	(274,938)	(276,061)	1,123		(713,320)	(356,636)	(356,684)

Other (expenses)
Interest expense	(773,292)	(661,673)	(111,619)	(17)	(839,832)	(446,911)	(392,921)	(23)
Change in derivative liability	(920,589)	(1,001,082)	80,493	(18)	(277,156)	(573,779)	296,623	(24)

Net loss before taxes	(1,968,819)	(1,938,816)	(30,003)	(19)	(1,830,308)	(1,377,326)	(452,982)	(25)

Provision for income taxes	-	-	-		10	10	-

Net loss	$(1,968,819)	$(1,938,816)	$(30,003)	(19)	$(1,830,318)	$(1,377,336)	$(452,982)	(25)

Basic and diluted net loss per share	$(2,530.63)	$(2.60)	$(2,558.03)	(20)	$(3,030.32)	$(0.04)	$(3,030.28)	(20)

Weighted average number of shares outstanding	778	744,853	(744,075)	(21)	604	37,766,443	(37,765,839)	(21)

Ingen Technologies, Inc.
Consolidated Statement of Cash Flows (unaudited)

	For the quarters ended
	August 31, 2008				August 31, 2007
		As Originally	Effect			As Originally	Effect
	Restated	Reported	of changes		Restated	Reported	of changes
Cash flow from operating activities
Net loss	$(1,968,819)	$(1,938,816)	$(30,003)	(19)	$(1,830,318)	$(1,377,336)	$(452,982)	(25)
Depreciation and amortization	14,470	15,592	(1,122)	(16)	14,470	14,470	-
Amortization of debt issue costs	31,684	31,675	9	(26)	25,930	25,930	-
Expenses paid with stock and options	198,000	-	198,000	(27)	436,684	80,000	356,684	(22)
Note payable issued for services	30,000	-	30,000	(28)			-
Change in derivative liabilities	920,589	1,001,082	(80,493)	(18)	277,156	573,779	(296,623)	(24)
Non-cash interest expense and financing costs	583,264	514,296	68,968	(29)	749,663	385,347	364,316	(31)
(Increase) decrease in accounts receivable	(3)	(3)	-		(78,090)	(78,090)	-
(Increase) decrease in prepaid expenses	38,133	38,133	-		15,526	15,526	-
(Decrease) increase in accounts payable	23,577	23,577	-		(3,863)	(3,863)	-
(Decrease) increase in accrued expenses	197,375	154,734	42,641	(30)	110,077	81,472	28,605	(32)
(Increase) decrease in deposit	(198,000)	-	(198,000)	(27)			-
(Increase) decrease in inventory	115	115	-		10,642	10,642	-
Net cash used in operating activities	(129,615)	(159,615)	30,000		(272,123)	(272,123)	-

Cash flow from financing activities
Sale of common stock	-	-			74,800	74,800
Payments on loans	(1,212)	(1,212)	-		(3,635)	(3,635)	-
Proceeds from convertible notes payable	110,000	140,000	(30,000)	(28)	200,000	200,000	-
Proceeds from stockholder and officer loans	21,226	21,226			11,486	11,486
Repayments of stockholder and officer loans	-	-	-		(3,000)	(3,000)	-
Net cash provided by financing activities	130,014	160,014	(30,000)		279,651	279,651	-

Net cash increase (decrease)	399	399	-		7,528	7,528	-

Cash at beginning of period	(530)	(530)	-		238	238	-

Cash at end of period	$(131)	$(131)	$-		$7,766	$7,766	$-

Note A

The Company was required to restate its financial statements for the years ended May 31, 2007 and 2008 and the quarter ended August 31, 2008 due to the convertible note agreements that were issued for services rendered to the Company or for notes issued to its CEO for past due salary.  These were previously not reflected on the financial statements.  The following is a summary of the notes and other adjustments:

A)On March 20, 2004, the Company issued a note to Scott Sand, its Chairman and CEO, in the amount of $300,000 for salary due from March 27, 1997 through March 28, 1998.  This note was issued for work done in founding Ingen Technologies, Inc. (Nevada) and developing the BAFI® product concept.  The note did not bear an interest rate and was stated to be due and payable on March 20, 2008.  The Company adjusted its retained earnings due to the acquisition of Ingen (Nevada) as a result of this note.

B)On June 1, 2004, the Company issued to MedOx Corporation, Inc. a note in the amount of $225,000 in consideration for services rendered under an agreement entered into on the same date.  The Company has recorded an expense in the amount of $225,000 in the fiscal year ended May 31, 2005 and also has adjusted its balance sheet as of the same date to include the convertible note.  The note was issued with a 6% interest rate and a four-year term.  The Company has accrued interest on the note for the years ended May 31, 2005, 2006, 2007 and 2008.  Upon the date of the issuance of the note a Black-Scholes valuation was conducted to determine the value of the convertible feature of the note and this feature was valued at $448,997.  The note was discounted up to its face value and the remaining amount of $223,997 was deducted as additional interest expense.  The discount has been amortized over the four-year term of the note.  The convertible feature of the note has been revalued at the end of each fiscal year with changes booked as income or loss due to change in derivative liability on the statement of operations in each year.

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

F)On March 15, 2007, the Company issued to MedOx Corporation, Inc. a note in the amount of $200,000 in consideration for services rendered under an agreement entered into on the same date.  The Company has recorded an expense in the amount of $200,000 in the fiscal year ended May 31, 2007 and also has adjusted its balance sheet as of the same date to include the convertible note.  The note was issued with a 6% interest rate and a two-year term.  The Company has accrued interest on the note for the years ended May 31, 2007 and 2008.  Upon the date of the issuance of the note a Black-Scholes valuation was conducted to determine the value of the convertible feature of the note and this feature was valued at $348,570.  The note was discounted up to its face value and the remaining amount of $148,570 was deducted as additional interest expense.  The discount has been amortized over the two-year term of the note.  The convertible feature of the note has been revalued at the end of each fiscal year with changes booked as income or loss due to change in derivative liability on the statement of operations in each year.

G)On May 15, 2007, the Company issued to Xcel Associates, Inc. a note in the amount of $50,000 in consideration for services rendered under an Investor Relation’s Agreement entered into on the same date.  The Company has recorded an expense in the amount of $50,000 in the fiscal year ended May 31, 2007 and also has adjusted its balance sheet as of the same date to include the convertible note.  The note was issued with a 6% interest rate and a two-year term.  The Company has accrued interest on the note for the years ended May 31, 2007 and 2008.  Upon the date of the issuance of the note a Black-Scholes valuation was conducted to determine the value of the convertible feature of the note and this feature was valued at $92,158.  The note was discounted up to its face value and the remaining amount of $42,158 was deducted as additional interest expense.  The discount has been amortized over the two-year term of the note.  The convertible feature of the note has been revalued at the end of each fiscal year with changes booked as income or loss due to change in derivative liability on the statement of operations in each year.

H)On April 2, 2007, the Company issued a note to Scott Sand, its Chairman and CEO, in the amount of $565,000 for salary earned in 2003-2004.  The note had a stated interest rate of 12% and was stated to be due and payable on April 3, 2012.  The Company has adjusted the retained earnings of Ingen Technologies, Inc. (Nevada) by $300,000 upon the acquisition of the subsidiary on March 15, 2004.  This amount relates to the compensation earned and accrued up until the acquisition date.  The remaining $265,000 related to compensation earned and accrued for the fiscal year ended May 31, 2004.  This amount has been deducted in the fiscal year ended May 31, 2004.  As of May 31, 2004, the entire amount of $565,000 was booked as accrued compensation due to an officer.  Upon the execution of the note for this amount on April 2, 2007, the accrued compensation was converted into a note due to an officer and reclassified on the balance sheet.

I)On August 7, 2007, the Company issued to an unrelated accredited third party a note in the amount of $315,000 in consideration for services rendered under an agreement entered into on the same date.  This note replaced a $75,000 convertible note previously issued on June 1, 2006.  Upon the issuance on the new note the original note had accrued interest of $5,913.The Company has recorded an expense in the amount of $315,000 in the fiscal year ended May 31, 2008 and also has adjusted its balance sheet as of the same date to include the convertible note.  The note was issued with a 6% interest rate and a one-year term.  The Company has accrued interest on the note for the year ended May 31, 2008.  Upon the date of the issuance of the note a Black-Scholes valuation was conducted to determine the value of the convertible feature of the note and this feature was valued at $526,881.  The note was discounted up to its face value and the remaining amount of $211,881 was deducted as additional interest expense.  The discount has been amortized over the one-year term of the note.  The convertible feature of the note has been revalued at the end of the fiscal year ended May 31, 2008 with changes booked as income or loss due to change in derivative liability on the statement of operations.

J)From 2000 through 2006, the Company failed to collect and remit sales taxes on the sales of its Secure Balance units within the state of California.  The Board of Equalization of the State of California commenced an audit in 2009 and assessed that the Company owed $112,594 in back sales taxes, interest and penalties.  Of this amount, $98,632 has been booked as an adjustment to the loss for the fiscal year ended May 31, 2006 and this same amount has been added as accrued sales taxes payable as of that date.  Additional amounts of $8,681 and $4,098 have been booked in the fiscal years ended May 31, 2007 and May 31, 2008, respectively, representing the amounts of tax, interest and penalties due in those fiscal years.  The Company paid the amount due in full, along with additional interest in June 2009.  The total amount due as of May 31, 2008 and August 31, 2008 was $111,411.

K)The Company had capitalized $67,345 associated with the costs incurred in perfecting and acquiring the rights to certain patents relating to its Oxyview® product.  When conducting an impairment analysis the Company believed that it should write off these costs.

L)      Options to purchase 1 million shares of preferred stock at a price of $0.04 per share were issued to the Company’s general counsel in December 2006.  These options were valued at $39,314.  This value was not deducted in the original financial statements and has been deducted in the fiscal year ended May 31, 2007.

1)
The Company failed to record debt issue costs of $5,000 associated with its convertible note payable issued in August 2008.  This amount has now been recorded and amortization of $9 has been recorded on the debt issue costs, which has been charged to interest expense.  The net effect is an increase of $4,991 in debt issuance costs as of August 31, 2008.

2)
As described in (K) above, the Company conducted an impairment analysis on its previously capitalized patent costs.  As of May 31, 2007, the Company determined that it was appropriate to write off these costs of $67,345.  The Company had previously taken amortization expense totaling $5,612 through August 31, 2008.  The net amount of $61,733 is shown as a reduction in intangibles on the balance sheet as of August 31, 2008.

3)	The increase in accrued expenses as of August 31, 2008 is comprised of the following:

Increase in sales taxes due as described in (J) above	$111,411
Additional interest accrued on a short-term loan	5,000
Additional accrued interest on the notes described in (B)-(I) above	226,053
Total increase in accrued expenses as of August 31, 2008	$342,464

4)	This increase represents the additional notes due to Scott Sand as described in (A) and (H) above for $300,000 and $565,000, respectively.

5)	This difference is summarized as follows:

Notes previously not included as described in (B) through (G) and (I) above	$940,000
Note erroneously reported as long-term	30,000
Unamortized discount on notes above	(173,703)
Note retired as result of the cancellation of the note described in (I), net of unamortized discount	(56,250)
Total change in short-term convertible notes as of August 31, 2008	$740,047

6)	This difference is summarized as follows:

Note originally reported as long-term convertible notes payable (see #5 above)	$(30,000)
Change in unamortized discount	(3,873)
Debt issuance costs erroneously not reported in original filing (see #1 above)	5,000
Total change in long-term convertible notes as of August 31, 2008	$(28,873)

7)	This amount represents the additional derivative liability associated with the notes described in (B) through (G) and (I) above.

8)	This amount is summarized as follows:

Additional amount charged to preferred stock as a result of the preferred stock options not previously reported as described in (L) above	$39,314
Conversion of preferred stock to common stock not previously reported	(4,091)
Total change in preferred stock as of August 31, 2008	$35,223

9)	Conversion of preferred stock to common stock not previously reported (less $1 rounding) as described in #8 above.

10)
The total increase in accumulated deficit as of May 31, 2008 of $3,144,945 is detailed in (15) below.  The total change in the deficit as a result of the changes in the financial statements for the quarter ended August 31, 2008 are summarized as follows:

Reduction of SG&A as a result of not amortizing the patent costs that were written off as described in (2) above	$(1,123)
Additional interest accrual as a result of accruing interest on notes described in (A)-(I) above	(180,251)
Additional interest accrued on a short-term loan	(5,000)
Change in amortization of note discount	75,878
Change in derivative liability not previously reported on notes described in (B) through (G) and (I) above	80,493
Total change in net loss for quarter ended August 31, 2008	$(30,003)

Total change in accumulated deficit through May 31, 2008	$(3,144,945)
Change in net loss for quarter ended August 31, 2008	(30,003)

Total change in accumulated deficit as of August 31, 2008	$(3,174,948)

11)
This amount is the net difference of the cost of patents previously capitalized in the amount of $67,345 and the amortization of these patents of $4,490 previously expensed.  The net result is a decrease in intangibles from $62,855 to none.

12)
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

13)
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

14)
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

15)
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

16)
This amount is a result of not amortizing the patent costs that were written off as described in (2) above.  The Company had previously reported $1,123 in amortization in the quarter ended August 31, 2008.

17)
This is a combination of three items:  i)  Additional interest accrual of $180,251 as a result of accruing interest on notes described in (A)-(I) above; ii)  An additional interest accrual on a short-term loan of $5,000; and iii)  A decrease in the amortization of the debt discount based on the effective interest method (the Company had erroneously used a straight-line method in its original report).

Additional interest accrual as a result of accruing interest on notes described in (A)-(I) above	$180,251
Additional interest accrued on a short-term loan	5,000
Change in amortization of note discount	(73,632)
Change in interest expense for the quarter ended August 31, 2008	$111,619

18)	Change in derivative liability of $80,493 not previously reported on notes described in (B) through (G) and (I) above.

19)	The total increase in loss for the quarter ended August 31, 2008 is summarized as follows:

Reduction of SG&A as a result of not amortizing the patent costs that were written off as described in (16) above	$(1,123)
Additional interest accrual as a result of accruing interest on notes described in (17) above	(111,619)
Change in derivative liability not previously reported on notes described in (18) above	80,493
Total change in net loss for quarter ended August 31, 2008	$(30,003)

20)
The change in net loss per share is a result of the effect of the 3,000 for one reverse stock split that was effectuated on March 18, 2009.  (The reverse stock split of 600 for one was already adjusted for in the originally stated balance).

21)
The change in weighted average number of shares outstanding is a result of the effect of the 3,000 for one reverse stock split that was effectuated on March 18, 2009.  This effect isn’t precisely a reduction of 3,000:1 due to rounding up of fractional shares. (The reverse stock split of 600 for one was already adjusted for in the originally stated balance)

22)	The change in SG&A in the quarter ended August 31, 2007 represents the expensed amount of the contracts referenced in (43) and (45) above. The total increase is summarized as follows:

Value of convertible note issued for services	$234,462
Current amortization of prepaid expenses under previously unrecorded contracts	122,222
Total Change in SG&A for quarter ended August 31, 2007	$356,684

23)
The increase in interest expense for the quarter ended August 31, 2007 is a function of three factors:   the accrued interest on the notes referred to in (43), (45) and (47) above; 2) the interest adjustment required as a result of the convertible feature of the new notes exceeding the face value of the notes (this amount was booked as additional interest expense as a financing cost); and 3) The amortization of the debt discount that was booked on the convertible notes which is being amortized over the term of the notes.  The increase in interest expense for the quarter is summarized as follows:

Additional accrued interest	28,605
Interest adjustment due to derivative liability on new note	241,878
Additional amortization of debt discount	122,438
Total change in interest expense for quarter ended August 31, 2007	392,921

24)
This amount represents the change in the derivative liability due to the additional convertible notes not previously included in the balance sheet as of August 31, 2007.  The Company performed a Black Scholes analysis on the convertible feature embedded within the notes and recorded the change in the value of $296,623 as other income in the quarter ended August 31, 2007.

25)	The total change in the loss for the quarter ended August 31, 2007 is the sum of (52), (53) and (54) above as summarized below:
Increase in SG&A as described in (22) above	(356,684)
Change in interest expense as described in (23) above	(392,921)
Change in income due to change in derivative liability as described in (24) above	296,623
Total change in net loss for quarter ended August 31, 2007	(452,982)

26)	This change represents the additional amortization of the debt costs not previously recorded as described in (1) above.

27)
This amount represents an amount erroneously not reported on the original filing.  The Company issued stock valued at $198,000 as a deposit under a contract for services.  This amount was omitted from this line as an amount paid with stock and was not included as an increase in deposit.

28)	This amount was erroneously not reported as a note issued for services rendered in the original filing and it was erroneously reported as proceeds from convertible notes payable.

29)	This amount represents the difference in the amortization of the note discount in the quarter.

30)	This amount represents the additional accrued interest on notes described in (B)-(I) above. Interest was not previously accrued on these notes.

31)
The non-cash interest expense change in the quarter ended August 31, 2007 is a result of the additional amortization of the debt discount on previously unrecorded notes and the interest adjustment due to the derivative liability on the convertible notes discussed in (43) above.  These interest components are described in (53) above and are summarized as follows:

Additional amortization of debt discount in quarter ended August 31, 2007	122,379
Interest adjustment due to derivative liability on new note	241,937
Total non-cash interest financing expense in quarter ended August 31, 2007	364,316

32)	The additional accrued expenses in the quarter ended August 31, 2007 represent the additional interest accrued on the previously unrecorded notes. This amount equals $28,605.

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

OVERVIEW

Ingen Technologies, Inc. is an emerging medical device manufacturer registered with the US Food & Drug Administration and certified by the California Department of Health Services. The Company develops, markets and distributes medical technologies and products with applications in the respiratory device markets and the medical diagnostics market; as well as markets in emergency response, aviation, military and consumer markets. Ingen owns a variety of intellectual property, including domestic and foreign patents.  Ingen’s products include Oxyview® and OxyAlert®, which are respiratory products;  GasAlert, a commercial consumer product using the same technology as OxyAlert®; and Secure Balance, a private-label product that includes a vestibular function testing system and balance therapy system. Further, the company will distribute PogaMoonga, a natural energy drink for oxygen therapy patients and consumers.

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

OxyAlert®, formerly named BAFI, is a multi-patented wireless digital pressure gauge with hand-remote, and  audio/visual safety  warning device used on stationary and remote oxygen delivery devices, such as concentrators and cylinders; used by patients, hospitals, commercial aircraft, military transport, and fire and safety equipment. OxyAlert® technology uses digital sensing and wireless RF data transfer technology so that users can access a hand-held remote to monitor the actual oxygen level from a reasonable distance. OxyAlert® increases safety, accuracy and convenience during oxygen therapy.  OxyAlert® is now under an FDA 510k evaluation required before the FDA will classify the device.

GasAlert, patents pending, is a commercial consumer product using the same technology as OxyAlert®. This device will monitor and detect gas flow for home appliances, such as ovens, washer, dryer, refrigerator and outdoor plumbed barbeques. GasAlert uses the same technology as OxyAlert®, and its application is directed towards determining gas leaks. GasAlert will be marketed upon the US Food and Drug Administration’s classification and acceptance of OxyAlert®.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2008 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2007

We reported gross sales of $987 in the quarter ended August 31, 2008. Our total sales fell 99% from sales of $117,471 in the quarter ended August 31, 2007. Our sales decrease was attributable to management’s decision to move away from sales and marketing of our Secure Balance product.  Our Secure Balance sales were $75,695 in the quarter ended August 31, 2007 and we did not sell any units of Secure Balance in the quarter ended August 31, 2008.   We expect our total sales of Secure Balance to continue to be low as we focus the vast majority of our sales and marketing efforts on Oxyview® and as we move toward the introduction of our OxyAlert® product.  Since we are not a manufacturer of any Secure Balance products, we have no control over competitive pricing or manufacturing costs. We determined that this could negatively affect margins and gross profits of our Secure Balance sales. We are focusing on Oxyview® because we are the manufacturer and we can control manufacturing costs and competitive pricing for its distribution, hospital group purchasing organizations and partnerships with its respiratory equipment manufacturers. We anticipate that our sales of Oxyview® will increase from the current quarter’s sales as we expand sales channels.

Our total sales of Oxyview® in the quarter ended August 31, 2008 were $788.  This is a 98% decrease from our sales of Oxyview® in the quarter ended August 31, 2007.  Our sales of Oxyview® in that quarter were $40,544.  We had a one-time sale of $40,000 in the quarter ended August 31, 2007 which accounts for the difference between the two quarters.  We have not had adequate resources to adequately market and advertise Oxyview® and have thus had very low sales.  Should we secure additional financing, we anticipate that we can increase sales of Oxyview®.

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

Our total cost of sales was $115 in the quarter ended August 31, 2008 and our gross profit was $872 (a gross margin of 88.3%). We reported cost of sales of $67,413 in the quarter ended August 31, 2007 with a gross profit of $50,058 (a gross margin of 42.6%). We anticipate that our gross margin will continue to stay in the range of the current quarter as we continue to generate the bulk of our sales from our Oxyview® units, which generates a higher gross margin than our Secure Balance sales.  In the quarter ended August 31, 2008, the cost of sales for our Oxyview® sales was $115 which generated a gross profit of $673 (a gross margin of 85.4%), this is compared to cost of sales of $10,642 in the quarter ended August 31, 2007 which generated a gross profit of $29,902 (a gross margin of 73.8%).  Secure Balance sales in the quarter ended August 31, 2007 generated a gross margin of 25% (cost of sales of $56,771 generating a gross profit of $18,924).

Our selling, general and administrative expenses were $275,810 in the quarter ended August 31, 2008. This was a decrease of approximately 63.9% from the selling, general and administrative expenses of $763,378 reported in the quarter ended August 31, 2007. The decrease in SG&A is primarily attributable to lack of available capital to market our products.

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

The amounts we paid for outside services decreased from $475,548 in the quarter ended August 31, 2007 to $61,276 in the quarter ended August 31, 2008 (a decrease of 87.1%).  The bulk of our outside service expense in the quarter ended August 31, 2007 was due to issuing stock and convertible notes to individuals for services.  We had no such issuances in the current quarter.

The amounts we paid for salaries decreased from $70,933 in the quarter ended August 31, 2007 to $61,743 in the quarter ended August 31, 2008 (a decrease of 13.0%).  This decrease is due to our decreasing staff and paying part-time help on a contractor basis in the quarter ended August 31, 2008.

Our interest expense for the quarter ended August 31, 2008 was $773,292.  This is an decrease of 7.9% from the interest expense of $839,891 in the quarter ended August 31, 2007.  The vast majority of our interest expense related to the accounting treatment of the convertible feature of the notes payable. The interest expense relating to financing costs in the quarters ended August 31, 2008 and 2007 was $614,949 and $775,648, respectively.  The interest expense relating to financing costs increased due to the new notes entered into in the current quarter.  The interest expense accrued on the notes payable and other interest paid in the quarters ended August 31, 2008 and 2007 was $158,343 and $64,273, respectively.  The interest accrued in the quarter ended August 31, 2008 increased dramatically compared to the quarter ended August 31, 2007 due to the interest expense adjustment associated with the September 5, 2008 amendment to the convertible notes.  This amendment changed the interest expense on notes with a principal balance of $2,246,576 from 6% to 12%.  This adjustment, because it was effective as of January 1, 2008, caused an interest adjustment of $82,683 due to this higher interest rate.

We recorded expense due to the change in our derivative liability in the amount of $920,589 in the quarter ended August 31, 2008.  This is compared to an expense in the amount of $277,156 in the quarter ended August 31, 2007.   This expense was a result of the Company's treatment of certain convertible notes payable and warrants. The Company is required to value the convertible feature of each convertible note and also value the warrants when they are issued. The valuation was done again as of August 31, 2008 and 2007. Any increases in these values, which are based on a Black Scholes valuation, have been recorded as expense and decreases are recorded as income.

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

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2008, our current assets totaled $162,581 (including, accounts receivable of $66, inventory of $74,715, receivable from our convertible debentures of $75,000 and prepaid expenses of $12,800).   Total current liabilities were $3,734,308, consisting of $131 in a cash overdraft, $235,819 in accounts payable, $699,125 in accrued expense, $887,973 in an officer's loan, $1,814,221 of short-term convertible notes payable, $82,500 of short-term notes and $14,539 representing the current portion of long-term debt. We had $987 sales in the quarter ended August 31, 2008 and sales of convertible debentures on which we netted $110,000. Our finances were assisted by deferments from our CEO and Chairman Scott R. Sand.  Mr. Sand accrued $39,000 in salary in the quarter.

At August 31, 2007, our current assets totaled $199,746 (including cash of $7,762, accounts receivable of $78,090, inventory of $74,953 and prepaid expenses of $38,940).   Total current liabilities were $1,448,761, consisting of $80,654 in accounts payable, $476,394 in accrued expense, $8,350 in taxes payable, $957,828 in an officer's loan and $14,539 representing the current portion of long-term debt. We had $117,471 of sales in the quarter ended August 31, 2007, sales of convertible debentures on which we netted $200,000 and sales of common stock on which we netted $74,800. Our finances were assisted by deferments from our CEO and Chairman Scott R. Sand.  Mr. Sand accrued $50,000 in salary in the quarter.

Our future cash requirements will depend on many factors, including finishing the development of our OxyAlert®, the costs involved in filing, prosecuting and enforcing patents, competing technological and market developments and the cost of product commercialization for OxyAlert® in particular, as well as our ongoing Secure Balance and Oxyview® sales efforts. We intend to seek additional funding through public or private financing transactions. Successful future operations are subject to a number of technical and business risks, including our continued ability to obtain future funding, satisfactory product development and market acceptance for our products.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

MATERIAL COMMITMENTS

Convertible Notes Payable – The Company has entered into convertible debenture agreements that total $2,360,000 from June 2006 through August 2008.  As of August 31, 2008, these notes were convertible into approximately 106 million shares of the Company’s post-reverse split common stock.  Additionally, the note holders (or their affiliates) were initially granted options to purchase up to 81,668 shares of the Company’s common stock (these warrants were initially issued to purchase 49,000,000 shares of common stock, but the number has been adjusted for the 600 to 1 reverse stock split which was effective on August 27, 2008).  If all of the notes were converted and the warrants were exercised, the note holders could own more than ninety-five percent of the Company’s outstanding common stock, however under the terms of the agreements the note holders can not convert their notes into holdings that would exceed 4.99% of the Company’s outstanding common stock.  The notes were entered into under the terms of three different agreements.

On July 25, 2006, the Company entered into a Securities Purchase Agreement (the "Agreement") and agreed to issue and sell (i) callable secured convertible notes up to $2 million, and (ii) warrants to acquire an aggregate of 20 million shares of the Company's common stock (due to the reverse stock split effective on August 27, 2008, the warrants can now acquire 33,334 shares of the Company’s common stock at a price of $60.00 per share). The notes bear interest at 6% per annum, and mature three years from the date of issuance. The notes are convertible into the Company's common stock at the applicable percentage of the average of the lowest three trading prices for the Company's shares of common stock during the twenty trading day period prior to conversion. The applicable percentage is 50%; however, the percentage shall be increased to: (i) 55% in the event that a Registration Statement is filed within thirty days from July 26, 2006, and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from July 26, 2006. The Company has not had a Registration Statement become effective as of the date of this Report. At August 31, 2008, only $1.5 million of the convertible notes were funded.  On September 5, 2008, the conversion rate and interest rate of the July 2006 convertible debentures have been adjusted as set forth below. The “Applicable Percentage” (as defined in each of the notes to be the rate at which the note holders can convert their debt into common stock) has been adjusted to 40%.  This means that the convertible note holders can now convert their debt into stock at the average of the lowest three trading prices for the common stock during the twenty day trading period prior to conversion multiplied by 40%.  Also the interest rate on all convertible notes has been adjusted from 6% to 12%.  This interest rate adjustment was retroactive to January 1, 2008.

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

On March 15, 2007, the Company entered into a Securities Purchase Agreement (the "Agreement") and agreed to issue and sell (i) callable secured convertible notes up to $450,000, and (ii) warrants to acquire an aggregate of 9 million shares of the Company's common stock (due to the reverse stock split effective on August 27, 2008, the warrants can now acquire 15,000 shares of the Company’s common stock at a price of $36.00 per share). The callable secured convertible notes (4 notes, $450,000 total loan principal; 3 year term; 6% annual interest, 15% annual "default interest") are convertible into shares of our common stock at a variable conversion price based upon the applicable percentage of the average of the lowest three (3) Trading Prices for the Common Stock during the twenty (20) Trading Day period prior to conversion. The "Applicable Percentage" means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the closing. Under the terms of the callable secured convertible note and the related warrants, the callable secured convertible note and the warrants are exercisable by any holder only to the extent that the number of shares of common stock issuable pursuant to such securities, together with the number of shares of common stock owned by such holder and its affiliates (but not including shares of common stock underlying unconverted shares of callable secured convertible notes or unexercised portions of the warrants) would not exceed 4.99% of the then outstanding common stock as determined in accordance with Section 13(d) of the Exchange Act. The shares underlying the convertible notes are subject to a registration rights agreement.   The Company also agreed to increase its number of authorized shares of common stock from 100 million to 500 million.  The total number of authorized shares of common stock was increased to 750 million in February 2008. On September 5, 2008, the conversion rate and interest rate of the March 2007 convertible debentures have been adjusted as set forth below. The “Applicable Percentage” (as defined in each of the notes to be the rate at which the note holders can convert their debt into common stock) has been adjusted to 40%.  This means that the convertible note holders can now convert their debt into stock at the average of the lowest three trading prices for the common stock during the twenty day trading period prior to conversion multiplied by 40%.  Also the interest rate on all convertible notes has been adjusted from 6% to 12%.  This interest rate adjustment was retroactive to January 1, 2008.

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

On June 16, 2008, the Company entered into a Securities Purchase Agreement (the "Agreement") and agreed to issue and sell (i) callable secured convertible notes up to $500,000, and (ii) warrants to acquire an aggregate of 20 million shares of the Company's common stock (due to the reverse stock split effective on August 27, 2008, the warrants can now acquire 33,334 shares of the Company’s common stock at a price of $0.60 per share). The callable secured convertible notes are convertible into shares of our common stock at a variable conversion price based upon the applicable percentage of the average of the lowest three (3) Trading Prices for the Common Stock during the twenty (20) Trading Day period prior to conversion. The "Applicable Percentage" (as defined in each of the notes to be the rate at which the note holders can convert their debt into common stock) has been adjusted to 40%.  This means that the convertible note holders can now convert their debt into stock at the average of the lowest three trading prices for the common stock during the twenty day trading period prior to conversion multiplied by 40%.  Also the interest rate on all convertible notes has been adjusted from 6% to 12%.  This interest rate adjustment was retroactive to January 1, 2008.

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

The Company received the first tranche of $100,000 on June 16, 2008, less issuance costs of $10,000, the second tranche of $100,000 was agreed to on August 12, 2008 and a third tranche agreement was signed in December 2008 in the amount of $75,000. $75,000 of the note proceeds due under the August 2008 agreement was not received until September 2008.

The Company issued seven year warrants to purchase 33,334 shares of its common stock at an exercise price of $0.60.  (These warrants were originally issued to purchase 20 million shares at $0.001 but they have been adjusted to reflect the reverse split on August 27, 2008).

Secure Balance Agreements-We have entered into various agreements with third parties to perform certain services in connection with Secure Balance sales.  These contracts require us to pay certain parties for commissions, services and/or equipment associated with the Secure Balance sales.  We account for these services and/or equipment costs as cost of sales as the sales are booked.  Among these contracts is an Exclusive Distribution Agreement for our Secure Balance product dated June 1, 2007 with Physical Rehabilitation Management Services, Inc. (“PRMS”).  Under the terms of the agreement, we issued PRMS 500,000 shares of our restricted common stock at a price of $0.04 per share ($20,000 total).  The term of the agreement is 5 years and we pay a 14% commission to PRMS on each sale of Secure Balance equipment.

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

Employment Agreement with Chief Executive Officer, Scott R. Sand – On September 21,
2006, the Company entered into an Employment Agreement with its President and Chief
Executive Officer, Scott R. Sand.  The term of the agreement is five years and calls for an annual salary of $200,000.  The Company is also required to issue Mr. Sand 300,000 shares of its common stock in each year of the agreement.

CONVERTIBLE NOTES ISSUED FOR SERVICES – Between June 1, 2004 and May 1, 2008, the Company issued a total of $940,000 in convertible notes to pay for services.  These notes had terms varying from one to four years and carried interest rates of 6%.  The Company entered into another convertible note for services in the quarter ended August 31, 2008 for $30,000, bringing the total amount of convertible debentures issued for services to $970,000 as of August 31, 2008.  The note holders began converting their debts in November 2008.

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

FOREIGN REGULATION. Outside the United States, our ability to market our products will also depend on receiving marketing authorizations from the appropriate regulatory authorities. The foreign regulatory approval process includes all of the risks associated with FDA procedures described above. The requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country. Recently the FDA has approved Export Certification to sell Oxyview® in Taiwan and People’s Republic of China. The company is currently seeking FDA Export Certification for Japan, Canada and Saudi Arabia.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

As of the end of the period covered by this report, August 31, 2008, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our CEO and CFO concluded, as of the date of such evaluation, that our disclosure controls and procedures were not effective as of August 31, 2008.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations for the Treadway Commission. Based on our evaluation under the framework, including the completion and review of internal review assessment forms and the completion and review of financial reporting information systems and controls checklists in the framework, our management concluded that our internal controls over financial reporting were not effective as of August 31, 2008.

Remediation of Material Weakness in Internal Control

As discussed in Note 15 to unaudited consolidated financial statements for August 31, 2008, the Company has restated its consolidated financial statements for the quarter ended August 31, 2008 (as well as for the years ended May 31, 2008 and 2007).  These restatements are the result of the Company's accounting adjustments due to unrecorded liabilities with origination dates from 1997-2007.  These unrecorded liabilities were issued in the form of convertible notes for services rendered or notes due to officers for past due salary.  The convertible notes also had derivative liabilities associated with the convertible feature which resulted in additional changes to the financial statements.  Based on the restatement, we determined that at the end of 2008 that the Company's policies and procedures did not provide for adequate management oversight and review of the Company's accounting for (i) liabilities issued in the form of convertible notes for services rendered or notes due to officers for past due salary, and (ii) the accounting for derivative liabilities associated with the convertible feature of the notes.  These deficiencies resulted in the restatement of the Company's consolidated financial statements for the year ended May 31, 2008 and 2007 and the quarterly reports for the quarters ended August 31, 2006, November 30, 2006, February 28, 2007, August 31, 2007, November 30, 2007, February 29, 2008 and August 31, 2008.

The foregoing led our management to conclude that our disclosure controls and procedures were not effective as of August 31, 2008 because of a material weakness in our internal controls over financial reporting.

We identified a material weakness in our internal control over financial reporting as of August 31, 2008 because fundamental elements of our company’s control environment were not present as of August 31, 2008, including an independent board oversight and review of financial reporting. The financial processes and procedures and internal control procedures are performed by the Board. There exists a significant overlap between management and the Board of Directors.  Specifically, we do not currently have the ability to objectively monitor the processes and procedures of financial reporting as the individual responsible for financial reporting is also a member of the Board of Directors.  Additionally, due to insufficient staffing and the lack of full time personnel, it was not possible to ensure appropriate segregation of duties between incompatible functions.  In the course of our assessment, we also identified that there were control deficiencies which were the result of our not maintaining a sufficient complement of personnel to ensure that financial information (both routine and non-routine) is adequately analyzed and reviewed on a timely basis to detect misstatements. Other deficiencies, such as valuing financial implications of future equity issuances for contract terms, were identified by the auditors and material adjustments to the financial statements were required.  These deficiencies represent a material weakness in our internal control over financial reporting given that it results in a reasonable possibility that a material misstatement to the annual or interim financial statements would not have been prevented or detected.

Based on the material weakness described above, management has concluded that as of August 31, 2008 the Company's internal control over financial reporting was not effective based on the criteria in Internal control - Integrated framework issued by the COSO.

We intend to take the following steps as soon as practicable and funding is available to remediate the material weakness we identified as follows:

•	We will increase the oversight and review procedures of the board of directors with regard to financial reporting, financial processes and procedures and internal control procedures.
•	To the extent we can attract outside directors, we will nominate an audit committee to review and assist management with its reporting goals.

Based on the criteria established by COSO, management identified the following material weaknesses in the Company’s internal control over financial reporting as of May 31, 2008:

•
Control Environment — The Company did not maintain an effective control environment, which is the foundation for the discipline and structure necessary for effective internal control over financial reporting, as evidenced by: (i) an insufficient number of personnel appropriately qualified to perform control monitoring activities, including the recognition of the risks and complexities of its business operations, (ii) insufficient resources and deficient processes for information and communication flows commensurate with the complexity of its organizational and entity structure and (iii) an insufficient number of personnel with an appropriate level of GAAP knowledge and experience or ongoing training in the application of GAAP commensurate with the Company’s financial reporting requirements, which resulted in erroneous or unsupported judgments regarding the proper application of GAAP.  This control environment material weakness also contributed to the following additional material weaknesses:

o
Accrued Liabilities - The Company did not have effective controls to ensure that all accrued liabilities were valid, complete and accurate. Specifically, the Company had insufficient processes in place to ensure that written agreements leading to accounts payable were properly identified and recorded in the appropriate period.

o
Debt Covenants — The Company did not have effective controls to ensure a thorough review of its debt agreements and financial covenant compliance calculations, and thus ensure that such calculations were performed correctly.

o
Convertible Debt Valuation — The Company did not have effective controls to ensure that the fair value of its convertible debt was appropriately computed and accounted for upon the adoption of FASB ASC 470-20, Debt with Conversion and Other Options (formerly FSP APB 14-1).

o	State Sales Taxes — The Company did not have effective controls to ensure that the it properly accounted for its sales tax liability to the State of California.

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

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

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

A result of the foregoing, management concluded that the Company’s restated consolidated financial statements included in this Report on Form 10-Q/A present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows as of the dates, and for the periods, presented in conformity with GAAP.

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

We have been developing our respiratory product line since 1999. We have identified competition in the marketplace for our Oxyview® and OxyAlert® products. The competition with Oxyview® is very small. There are 3 major manufacturers of oxygen flow meters, all of whom manufacture the gravity dependent [ball in tube] flow meter that can only attach directly to the delivery system. Specifically, there are two other in-line oxygen flow meters, the Liter-Meter manufactured by Erie Medical, Inc., and the Rotameter manufactured by King Instruments. Both of these devices are gravity dependent flow meters that include glass housings and are heavier and more difficult to use as compared to the Oxyview®. Oxyview® only weighs approximately 4 grams, less than ¼ the weight of the Liter-Meter and Rotameter. It is made of medical grade polycarbonate which is lighter, more durable and less of a safety factor compared to the glass house used on the competitive models. More important, Oxyview® is not gravity dependent and works in any position, providing a more accurate reading and more user friendly environment for the patients and clinicians. The Liter-Meter and Rotameter are gravity dependent, and must be held vertical to provide a reading. Oxyview® is not affected by normal temperature changes and humidity, and can function at high altitudes for private and commercial aviation use; whereas the Liter-Meter and Rotameter are affected by temperature, humidity and gravity, and become even more unstable in providing a reading for oxygen flow rate. The size of competition is expected to enhance our planned marketing campaign.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We have experienced significant operating losses in each period since our inception. As of August 31, 2008, we have incurred total accumulated losses of $15,740,679. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in the development of our products and from general and administrative costs associated with operations. We expect to incur increasing operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

WE HAVE RELIED ON CAPITAL CONTRIBUTED BY RELATED PARTIES, AND SUCH CAPITAL MAY NOT BE AVAILABLE IN THE FUTURE.

The Company has relied on loans and compensation deferrals from our CEO and Chairman, Scott R. Sand, and investment in the form of convertible notes payable from various individuals and entities to sustain the Company from 1999 into the current fiscal year. Although Mr. Sand has converted the amounts owed to him into shares of our common stock and Series A Convertible Preferred Stock, we may have to look again to Mr. Sand for assistance in financing. There is no guarantee that Mr. Sand will have financial resources available to assist in our funding.  As of August 31, 2008, the Company owes Mr. Sand $887,973 for expenses paid on behalf of the Company and direct loans made to the Company.  Mr. Sand has deferred $39,000 in compensation as of August 31, 2008.  If future capital is not available from Mr. Sand or other third parties in the future, the Company’s operations may be negatively affected.

OUR RESPIRATORY PRODUCTS MAY NOT BE SUCCESSFULLY DEVELOPED OR COMMERCIALIZED, WHICH WOULD HARM US AND FORCE US TO CURTAIL OR CEASE OPERATIONS.

We are an emerging medical device manufacturer registered with the US Food and Drug Administration where Oxyview® is classified as a Class-I medical device. Oxyview® is currently being sold. The OxyAlert® product is still in the late stages of development as we still need manufacturing prototypes. Of the respiratory products, only Oxyview® is currently being marketed and sold.    Our Oxyview® sales for the quarter ended August 31, 2008 were $788.  Our products may not be successfully developed or commercialized on a timely basis, or at all. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of our products or other potential products, or if our products do not achieve a significant level of market acceptance, we would be forced to curtail or cease operations. Even if we develop our products for commercial use, we may not be able to develop products that:

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

•	Collaborative agreements generally pose the following risks:

•	collaborators may not pursue further development and commercialization of products resulting from collaborations or may elect not to continue or renew research and development programs;

•	collaborators could independently develop, or develop with third parties, products that could compete with our future products;

•	the terms of our agreements with our current or future collaborators may not be favorable to us;

•
a collaborator with marketing and distribution rights to one or more products may not commit enough resources to the marketing and distribution of our products, limiting our potential revenues from the commercialization of a product;

•	disputes may arise delaying or terminating the research, development or commercialization of our products, or result in significant litigation or arbitration; and

•	collaborations may be terminated and, if terminated, we would experience increased capital requirements if we elected to pursue further development of the product.

OUR QUARTERLY OPERATING RESULTS WILL FLUCTUATE

Our quarterly operating results will fluctuate for many reasons, including:

•	our ability to retain existing customers, attract new customers and satisfy our customers' demands,
•	our ability to acquire merchandise, manage our inventory and fulfill orders,
•	changes in gross margins of our current and future products, services, and markets,
•	changes in usage of the Internet and online services and consumer acceptance of the Internet and online commerce,
•	the level of traffic on our Web site,
•	the effects of acquisitions and other business combinations, and related integration,
•	technical difficulties, system downtime or Internet brownouts
•	our ability to properly anticipate demand,
•	our ability to prevent fraud perpetrated by third parties through credit card transactions, and payments transactions,
•	our level of merchandise returns,
•	disruptions in service by common shipping carriers due to strikes or otherwise,
•	disruption of our ongoing business,
•	problems retaining key technical and managerial personnel,
•	expenses associated with amortization purchased, intangible assets,
•	additional operating losses and expenses of acquired businesses, if any, and/or
•	impairment of relationships with existing employees, customers and business partners.

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

We have not produced the OxyAlert® product for sale, although production is currently pending the review for exempt status with the US Food and Drug Administration.  We have begun production and sales of our Oxyview® product, but not OxyAlert® or GasAlert.  Customers for any potential products and regulatory agencies will require that we comply with current good manufacturing practices that we may not be able to meet. We may not be able to maintain acceptable quality standards if we ramp up production. To achieve anticipated customer demand levels, we will need to scale-up our production capability and maintain adequate levels of inventory. We may not be able to produce sufficient quantities to meet market demand. If we cannot achieve the required level and quality of production, we may need to outsource production or rely on licensing and other arrangements with third parties. This reliance could reduce our gross margins and expose us to the risks inherent in relying on others. We may not be able to successfully outsource our production or enter into licensing or other arrangements under acceptable terms with these third parties, which could adversely affect our business.

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

OUR STOCK PRICE IS VOLATILE WHICH MAY MAKE IT DIFFICULT FOR INVESTORS TO SELL OUR SECURITIES FOR A PROFIT.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

•	technological innovations or new products and services by us or our competitors;
•	additions or departures of key personnel;
•	sales of our common stock;
•	our ability to integrate operations, technology, products and services;
•	our ability to execute our business plan;
•	operating results below expectations;
•	loss of any strategic relationship;
•	industry developments;
•	economic and other external factors; and
•	period-to-period fluctuations in our financial results.

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

RISKS RELATING TO OUR FINANCING AGREEMENTS:

EVENTS OF DEFAULT UNDER OUR CONVERTIBLE DEBENTURES

We have entered into a series of convertible note agreements; specifically, a $1.5 million convertible agreement entered into on July 25, 2006, the $450,000 convertible debt entered into on March 15, 2007, the $110,000 convertible note entered into on July 30, 2007 and $225,000 convertible debt entered into on June 16, 2008. Under the transaction documents, we have committed various acts and failed to timely perform other acts that constitute events of default under the transaction documents. We have received assurance from counsel for the investors that “You are not in default.  We [the investors] have to put you into default and we have not.”  There can be no assurance that the investors will not declare a default in the future. Our stockholders should be aware that if the investors provide written notice of default to us, then our liabilities would increase dramatically due to the penalties, reset provisions, and other damages specified in the transaction documents.  The increase in liabilities attributed to a notice of default under the transaction documents could vastly exceed our current market capitalization and have dramatic negative affects on our financial condition. The debentures are collateralized by our assets and, in the event if we are unable to repay or restructure these debentures, there is no assurance that the holders of the debentures will not institute legal proceedings to recover the amounts owed including foreclosure on our assets. We estimate that our default penalties could exceed $6 million in a “parity value” default provision under these note agreements.  The entered into a stipulation for judgment in the amount of $4.5 million in July 2009 to settle these notes.  No adjustment to the financial statements herein has been made to reflect this judgment.

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

Common Stock

a)      On August 27, 2008, the Company engaged Media4Equity LLC, a Nevada limited liability company, to provide public relations services to the Company. Pursuant to the Media Production and Placement Services Agreement (the “Agreement”), Media4Equity is to act as production and placement agency for the Company’s print and broadcast media campaign and to provide the Company with a guaranteed dollar value of national media exposure equivalent to $2,000,000 (the “Media Credit”) as further set forth in the Agreement.  The services provided under the Agreement shall commence at the sole discretion of the Company, but no later than twelve months from the effective date of the Agreement and the Agreement shall terminate upon the Media Credit being used in its entirety or within three years of commencement of services, whichever is earlier.

Under the Agreement, the Company issued Media4Equity 3,300,000 restricted shares of its common stock, no par value, valued at $.06 per share (after our 3,000 for 1 reverse stock split on March 18, 2009, this figure has been adjusted to 1,100 post-reverse split common shares). The shares have piggyback registration rights and Media4Equity may also make one “demand” registration request, under which Company agrees to file under the Securities Act of 1933, as amended, a registration statement covering the shares within 30 days after receipt of such request. Further, the Company is to pay Media4Equity a cash fee of $2,950 per month for the duration of the media campaign, for the purpose of offsetting Media4Equity’s costs in executing the campaign.  However, the first payment shall not commence until twelve months after the start of the media campaign, which at the Company’s request, can be delayed for a maximum of twelve months from the effective date. The Company relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these securities. The shares were issued to an accredited investor. There was no general solicitation or advertising and the shares were issued with a restrictive legend.  The total value of the issuance was booked at $198,000 and has been treated as a deposit under this contract.

b)       During the quarter ended August 31, 2008, the Company issued 98,186 shares of common stock to convertible note holders who converted $9,971 of their debt into common stock (After adjusting for the March 18, 2009 reverse stock split, this figure has been adjusted to 32 shares).

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

10.32	Securities Purchase Agreement dated June 16, 2008 (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)
10.33	Registration Rights Agreement dated June 16, 2008 (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)
10.34	Security Agreement dated June 16, 2008 (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)
10.35	Intellectual Property Security Agreement dated June 16, 2008 (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)
10.36	Callable Secured Convertible Note to AJW Partners, LLC (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)
10.37	Callable Secured Convertible Note to AJW Master Fund, Ltd. (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)
10.38	Callable Secured Convertible Note to New Millennium Capital Partners II, LLC (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)
10.39	Common Stock Purchase Warrant to AJW Partners, LLC (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)
10.40	Common Stock Purchase Warrant to AJW Master Fund, Ltd. (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)
10.41	Common Stock Purchase Warrant to New Millennium Capital Partners II, LLC (included as an exhibit to our Form 8-K dated June 20, 2008 and incorporated herein by this reference)
10.42	Media Production And Placement Services Agreement with Media4Equity LLC (incorporated by reference to registrant's Form 10-KSB filed September 29, 2008)

10.43	Agreement with Brad Klearman dated January 1, 2008 (incorporated by reference to registrant's Form 10-KSB filed September 29, 2008)
10.44
Amendment No. 1 to the Securities Purchase Agreement Dated as of June 16, 2008 by and among Ingen Technologies, Inc., AJW Partners, LLC, New Millennium Capital Partners II, LLC and AJW Master Fund, Ltd. (incorporated by reference to registrant's Form 10-KSB filed September 29, 2008)

10.45	Callable Secured Convertible Note to AJW Partners, LLC dated August 29, 2008 (incorporated by reference to registrant's Form 10-KSB filed September 29, 2008)
10.46	Callable Secured Convertible Note to AJW Master Fund, Ltd. dated August 29, 2008 (incorporated by reference to registrant's Form 10-KSB filed September 29, 2008)
10.47	Callable Secured Convertible Note to New Millennium Capital Partners II, LLC dated August 29, 2008 (incorporated by reference to registrant's Form 10-KSB filed September 29, 2008)
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
31.1
Certification of Scott R. Sand, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Thomas J. Neavitt, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Scott R. Sand, Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Thomas J. Neavitt, Chief Financial Officer.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGEN TECHNOLOGIES, INC.

September 24, 2010	By:	/s/ Scott R. Sand
Scott R. Sand
Chief Executive Officer and Chairman

September 24, 2010	By:	/s/ Thomas J. Neavitt
Thomas J. Neavitt
Secretary and Chief Financial Officer