Form 10-Q/A
period 2008-08-31
Ingen Technologies, Inc.
filed 2010-09-29
CIK 861058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 4 to

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

Ingen Technologies, Inc. and subsidiary
Consolidated Balance Sheets
August 31, 2008 and May 31, 2008

	Restated	Restated
	Unaudited	Audited
	August 31, 2008	May 31, 2008
ASSETS
Current assets
Cash	$-	$-
Accounts receivable	66	63
Inventories	74,715	74,830
Receivable of convertible debenture	75,000	-
Prepaid expenses	12,800	50,933
Total current assets	162,581	125,826

Property and equipment, net of accumulated depreciation	215,490	229,960

Other assets
Debt issue costs, net of accumulated amortization	140,343	157,027
Deposits	229,550	31,550
Total other assets	369,893	188,577

TOTAL ASSETS	$747,964	$544,363

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Cash overdraft	$131	$530
Accounts payable	235,819	212,242
Accrued expenses	699,125	501,750
Officer's loans	887,973	866,747
Short-term notes	82,500	82,500
Convertible notes payable, net of unamortized discount of $617,355 and $202,348	1,814,221	737,652
Current portion of long-term debt	14,539	14,539
Total current liabilities	3,734,308	2,415,960

Long-term liabilities
Loan payable	95,660	96,872
Convertible notes payable, net of unamortized discount of $513,745 and $951,792	246,255	1,079,755
Derivative liability	6,276,771	4,795,957
Total long-term liabilities	6,618,686	5,972,584

Total liabilities	10,352,994	8,388,544

Stockholders' deficit
Preferred stock, Series A, no par value, preferred liquidation value of $1.00 per share, 40,000,000 shares authorized and 38,275,960 issued and outstanding as of August 31, 2008, total liquidation preference of $38,275,960 issued and outstanding as of May 31, 2008, total liquidation preference of $38,275,960	1,000,536	1,000,536
Common stock, no par value, authorized 8,000,000,000 shares, 1,886 issued and outstanding as of August 31, 2008, 751 issued and outstanding as of May 31, 2008	5,353,113	5,145,143
Series A preferred stock subscription	2,000	2,000
Series A preferred stock subscription receivable	(220,000)	(220,000)
Accumulated deficit	(15,740,679)	(13,771,860)
Total stockholders' deficit	(9,605,030)	(7,844,181)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$747,964	$544,363

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

Additional accrued interest	$28,605
Interest adjustment due to derivative liability on new note	241,878
Additional amortization of debt discount	122,438
Total change in interest expense for quarter ended August 31, 2007	$392,921

24)
This amount represents the change in the derivative liability due to the additional convertible notes not previously included in the balance sheet as of August 31, 2007.  The Company performed a Black Scholes analysis on the convertible feature embedded within the notes and recorded the change in the value of $296,623 as other income in the quarter ended August 31, 2007.

25)	The total change in the loss for the quarter ended August 31, 2007 is the sum of (52), (53) and (54) above as summarized below:
Increase in SG&A as described in (22) above	$(356,684)
Change in interest expense as described in (23) above	(392,921)
Change in income due to change in derivative liability as described in (24) above	296,623
Total change in net loss for quarter ended August 31, 2007	$(452,982)

26)	This change represents the additional amortization of the debt costs not previously recorded as described in (1) above.

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

31)
The non-cash interest expense change in the quarter ended August 31, 2007 is a result of the additional amortization of the debt discount on previously unrecorded notes and the interest adjustment due to the derivative liability on the convertible notes discussed in (43) above.  These interest components are described in (53) above and are summarized as follows:

Additional amortization of debt discount in quarter ended August 31, 2007	$122,379
Interest adjustment due to derivative liability on new note	241,937
Total non-cash interest financing expense in quarter ended August 31, 2007	$364,316

32)	The additional accrued expenses in the quarter ended August 31, 2007 represent the additional interest accrued on the previously unrecorded notes. This amount equals $28,605.

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

INGEN TECHNOLOGIES, INC.

September 29, 2010	By:	/s/ Scott R. Sand
Scott R. Sand
Chief Executive Officer and Chairman

September 29, 2010	By:	/s/ Thomas J. Neavitt
Thomas J. Neavitt
Secretary and Chief Financial Officer