Form 10-Q
period 2008-11-30
Ingen Technologies, Inc.
filed 2010-10-05
CIK 861058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X|  QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF 1934

For The Quarterly Period Ended: November 30, 2008

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

The number of shares outstanding of the registrant’s common stock as of October 5, 2010 was 7,999,999,964 shares with no par value per share.

TABLE OF CONTENTS

PART I. – FINANCIAL INFORMATION

PART I. - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS FOR QUARTER ENDED NOVEMBER 30, 2008

Ingen Technologies, Inc.
Consolidated Balance Sheet (Unaudited)
November 30, 2008 and May 31, 2008

	Unaudited November 30, 2008	Audited May 31, 2008

ASSETS
Current assets
Cash	$113	$-
Accounts receivable	176	63
Inventories	74,141	74,830
Prepaid expenses	168,750	50,933
Total current assets	243,180	125,826

Property and equipment	112,807	229,960

Other assets
Debt issue costs, net of accumulated amortization	108,598	157,027
Deposits	-	31,550
Total other assets	108,598	188,577

TOTAL ASSETS	$464,585	$544,363

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Cash overdraft	$-	$530
Accounts payable	364,234	212,242
Accrued expenses	858,066	501,750
Deferred revenues	11,250	-
Officer's loans	888,994	866,747
Short-term notes	92,914	82,500
Convertible notes payable, net of unamortized discount of $690,343 and $202,348	1,981,626	737,652
Current portion of long-term debt	-	14,539
Total current liabilities	4,197,084	2,415,960

Long-term liabilities
Loan payable	-	96,872
Convertible notes payable, net of unamortized discount of $479,075 and $202,348	280,925	1,079,755
Derivative liability	6,846,560	4,795,957
Total long-term liabilities	7,127,485	5,972,584

Total liabilities	11,324,569	8,388,544

Stockholders' deficit
Preferred stock, Series A, no par value, preferred liquidation value of $1.00 per share, 100,000,000 shares authorized, 37,275,960 issued and outstanding as of November 30, 2008, total liquidation preference of $37,275,960	936,900	1,000,536
Common stock, no par value, authorized 3,500,000,000 shares, 9,349 issued and outstanding as of November 30, 2008	5,677,478	5,145,143
Series A preferred stock subscription	-	2,000
Series A preferred stock subscription receivable	-	(220,000)
Common stock subscription receivable	(650)	-
Accumulated deficit	(17,473,712)	(13,771,860)
Total stockholders' deficit	(10,859,984)	(7,844,181)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$464,585	$544,363

See notes to consolidated financial statements

Ingen Technologies, Inc.
Consolidated Statement of Operations (Unaudited)

	For the quarter ended		For the six-months ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007
Sales	$5,402	$74,538	$6,389	$192,010

Cost of sales	574	61,705	689	129,118

Gross Profit	4,828	12,833	5,700	62,892

Selling, general and administrative expenses	752,867	339,022	1,028,677	1,102,411
Research and development	2,000	-	2,000	-

Operating loss	(750,039)	(326,189)	(1,024,977)	(1,039,519)

Other (expenses)
Interest expense	(595,801)	(267,158)	(1,369,093)	(1,107,049)
Loss on asset disposition	(88,462)	-	(88,462)	-
Loss on debt settlement	(187,000)	-	(187,000)	-
Change in derivative liability	(111,731)	684,979	(1,032,320)	407,823

Net loss before taxes	(1,733,033)	91,632	(3,701,852)	(1,738,745)

Provision for income taxes	-	-	-	-

Net loss	$(1,733,033)	$91,632	$(3,701,852)	$(1,738,745)

Basic and diluted net loss per share	$(439.30)	$369.06	$(1,567.92)	$(2,670.88)

Weighted average number of shares outstanding	3,945	600	2,361	651

See notes to interim unaudited consolidated financial statements

Ingen Technologies, Inc.
Consolidated Statement of Cash Flows (unaudited)

	For the six months ended
	November 30, 2008	November 30, 2007
Cash flow from operating activities
Net loss	$(3,701,852)	$(1,738,745)
Depreciation and amortization	28,690	80,519
Expenses paid with stock	642,428	92,600
Expenses paid through issuance of convertible notes	300,000	356,684
Change in derivative liabilities	1,032,320	(407,823)
Non-cash interest expense and financing costs	1,067,678	1,505,926
Increase in accounts receivable	(113)	(15,270)
(Increase) decrease in prepaid expenses	(117,817)	23,152
Increase in accounts payable	41,792	117,209
Increase in accrued expenses	356,316	209,610
Increase in deferred revenues	11,250	-
Decrease in deposits	31,550	-
Decrease in inventory	689	10,653
Net assets sold (non-cash loss)	88,462	-
Net cash used in operating activities	(218,607)	234,515

Cash flow from financing activities
Proceeds from sale of preferred stock	-	-
Proceeds from sale of common stock	2,800	119,800
Proceeds from notes payable	10,414	10,000
Proceeds from issuance of convertible debt	185,000	200,000
Payments on loans	(1,211)	(6,119)
Proceeds from stockholder and officer loans	22,247	37,891
Repayments of stockholder and officer loans	-	(21,382)
Net cash provided by financing activities	219,250	340,190

Net cash increase	643	574,705

Cash at beginning of period	(530)	238

Cash at end of period	$113	$574,943

Non-Cash Activities:
Recorded a beneficial conversion feature	$1,001,590	$-
Stock Subscription Receivable	$650	$-

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

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the three and six months ended November 30, 2008 and 2007, have been made. The results of operations for the three and six months ended November 30, 2008 are not necessarily indicative of the operating results for the full year.

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

A Black-Scholes valuation calculation was applied to both the conversion features and warrants at issuance dates and May 31, 2008 and November 30, 2008. The issuance date valuation was used for the effective debt discount that these instruments represent. The debt discount is amortized over the life of the debts using the effective interest method. The May 31, 2008 and November 30, 2008 valuations were used to record the fair value of these instruments at the end of the reporting period with any difference from prior period calculations reflected in the consolidated statement of operations.

Research and Development: Ingen incurred expenditures of $6,082 and $2,000 for research and development in the six months ended November 30, 2007 and November 30, 2008, respectively. The Company expenses all research and development costs.

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

Additionally, as described in Note 5 below as of May 31, 2008 and November 30, 2008, the Company was technically in default under its convertible note agreements.  On July 31, 2009, the Company stipulated to a $4.5 million judgment in favor of the note holders and is required to make weekly payments in the form of free trading stock and other cash payments should the Company be successful in raising capital in the future.  The financial statements included herewith were not adjusted for this settlement.

The Company incurred a loss of $1,733,033 and for the quarter ended November 30, 2008, and as of that date, had an accumulated deficit of $17,473,712.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock, debt financing or loans from its officers and directors in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital.

Management has taken various steps to revise its operating and financial requirements, has obtained additional financing and has revised the repayment terms of existing notes payable.  Management believes additional financing will be required to meet the Company's obligations and commitments for the next twelve months.  The Company will continue its capital raising efforts through equity and debt financing.  Management believes that with adequate funds it can increase sales of its products and move toward positive cash flow.  Management has also devoted considerable effort during the period ended November 30, 2008 towards management of liabilities and improvement of the Company's operations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment as of November 30, 2008 and May 31, 2008 is summarized as follow:

	As of November 30,	As of May 31,
	2008	2008

Vehicles	$9,500	$9,500
Furniture & Fixtures	31,705	31,705
Machinery & Equipment	188,709	188,709
Leasehold Improvements	41,606	41,606
	271,520	271,520
Less accumulated depreciation	(158,712)	(177,656)

Property and Equipment, net	$112,808	$93,864

NOTE 4 - ACCRUED EXPENSES

Accrued expenses at November 30, 2008 and May 31, 2008 consist of:

	As of November 30,	As of May 31,
	2008	2008

Accrued officer's compensation	$83,450	$-
Accrued interest expense	654,336	381,682
Accrued taxes	119,761	119,761
Accrued royalties payable	519	307

Total	$858,066	$501,750

NOTE 5 - CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

Events of default under Note Agreements and Settlement Agreement: As of May 31, 2008 and November 30, 2008, the Company had committed various acts which constitute events of default under its Securities Purchase Agreements dated July 25, 2006, March 15, 2007 and July 15, 2007 (and the notes there under with total principal balances of $2,221,576 as of November 30, 2008).  The investors commenced legal action against the Company in July of 2009.  On July 31, 2009, the Company entered into a Settlement and Forbearance Agreement with the note holders.  Under the terms of this Agreement, the Company stipulated to a judgment in the amount of $4.5 million.  All warrants held by the note holders were cancelled. Further, the Company agreed to issue the greater of (a) 40 million shares or (b) twenty percent (20%) of the prior week’s total trading volume of free trading common stock to the note holders.  The note holders also consented to the Company offering up to $4 million of securities for sale and agreed to forbear any collection efforts so long as one half of the net offering proceeds were paid to the note holders.  As long as the Company delivers the shares due each week and makes payments of any offering proceeds to the note holders, they agreed to forbear enforcing the Judgment or enforcing any of their security interests through and until May 31, 2010.  The Judgment amount of $4.5 million shall be reduced by any net proceeds from the disposition of the stock paid under this Settlement Agreement and by any other cash payments made by the Company.

CONVERTIBLE NOTE SUMMARIES

6% $225,000 CONVERTIBLE DEBT DATED JUNE 1, 2004

On June 1, 2004, the Company issued to MedOx Corporation, Inc. a note in the amount of $225,000 in consideration for services rendered under an agreement entered into on the same date.  The note was issued with a 6% interest rate and a four-year term.  This note was in default as of November 30, 2008 and interest is now accruing at the default rate of 15%.

6% $50,000 CONVERTIBLE DEBT DATED SEPTEMBER 4, 2005

On September 4, 2005, the Company issued to Xcel Associates, Inc. a note in the amount of $50,000 in consideration for services rendered under an Investor Relation’s Agreement entered into on the same date.  The note was issued with a 6% interest rate and a one-year term.  This note was in default as of November 30, 2008 and interest is now accruing at the default rate of 15%.

6% $50,000 CONVERTIBLE DEBT DATED FEBRUARY 19, 2006

On February 19, 2006, the Company issued to an individual a note in the amount of $50,000 in consideration for services rendered under an agreement entered into on the same date.  The note was issued with a 6% interest rate and a two-year term.  This note was in default as of November 30, 2008 and interest is now accruing at the default rate of 15%.

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

0% $45,000 CONVERTIBLE DEBT DATED SEPTEMBER 1, 2008 ENTERED INTO WITH THE FATHER OF THE COMPANY’S CEO

On September 1, 2008, the Company issued to a note in the amount of $45,000 in consideration for services rendered under an agreement entered into on the same date.  The note was issued with a 0% interest rate and a one-year term.  This note was issued to the father of the Company’s CEO and Chairman.

0% $225,000 CONVERTIBLE DEBT DATED SEPTEMBER 1, 2008

On September 1, 2008, the Company issued to MedOx Corporation, Inc. a note in the amount of $225,000 in consideration for services rendered under an agreement entered into on the same date.  The note was issued with a 0% interest rate and a one-year term.

DERIVATIVE LIABILITIES

DERIVATIVE LIABILITY ASSOCIATED WITH THE 6% $225,000 CONVERTIBLE DEBT DATED JUNE 1, 2004

The following tables describe the valuation of the conversion feature of the $225,000 6% convertible debenture entered into on June 1, 2004, using the Black Scholes pricing model on the date of the note:

6/1/2004
Approximate risk free rate	3.86%
Average expected life	4 years
Dividend yield	0%
Volatility	292.58%
Estimated fair value of conversion feature on date of note issuance	$448,997
Estimated fair value of conversion feature as of May 31, 2008	$225,075
Estimated fair value of conversion feature as of November 30, 2008	$225,869

The Company recorded the fair value of the conversion feature of $448,997, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received with the excess of $223,997 charged to expense. The discount was fully amortized as of May 31, 2008. For the quarters ended November 30, 2008 and 2007, the Company has reported $673 in other expense and $31,897 in other income, respectively, related to changes in its derivative liability associated with this note.

DERIVATIVE LIABILITY ASSOCIATED WITH THE 6% $50,000 CONVERTIBLE DEBT DATED SEPTEMBER 4, 2005

The following tables describe the valuation of the conversion feature of the $50,000 6% convertible debenture entered into on September 4, 2005, using the Black Scholes pricing model on the date of the note:

9/4/2005
Approximate risk free rate	5.05%
Average expected life	1 year
Dividend yield	05
Volatility	255.27%
Estimated fair value of conversion feature on date of note issuance	$86,437
Estimated fair value of conversion feature as of May 31, 2008	$54,731
Estimated fair value of conversion feature as of November 30, 2008	$50,191

The Company recorded the fair value of the conversion feature of $86,437, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received with the excess of $36,437 charged to expense. The discount was fully amortized as of May 31, 2008. For the quarters ended November 30, 2008 and 2007, the Company has reported $6,847 in other income and $215 in other income, respectively, related to changes in its derivative liability associated with this note.

DERIVATIVE LIABILITY ASSOCIATED WITH THE 6% $50,000 CONVERTIBLE DEBT DATED FEBRUARY 19, 2006

The following tables describe the valuation of the conversion feature of the $50,000 6% convertible debenture entered into on February 19, 2006, using the Black Scholes pricing model on the date of the note:

2/19/2006
Approximate risk free rate	4.57%
Average expected life	2 years
Dividend yield	0%
Volatility	302.50%
Estimated fair value of conversion feature on date of note issuance	$97,837
Estimated fair value of conversion feature as of May 31, 2008	$50,017
Estimated fair value of conversion feature as of November 30, 2008	$50,191

The Company recorded the fair value of the conversion feature of $97,837, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received with the excess of $47,837 charged to expense. The discount was fully amortized as of May 31, 2008. For the quarters ended November 30, 2008 and 2007, the Company has reported $148 in other expense and $14,330 in other income, respectively, related to changes in its derivative liability associated with this note.

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

The following tables describe the valuation of the conversion feature of each tranche of the convertible debenture issued under the $1.5 million Securities Purchase Agreement, using the Black Scholes pricing model on the date of each note:

	7/27/2006	8/30/2006	1/24/2007
	Tranche	Tranche	Tranche
Approximate risk free rate	5.25%	4.80%	4.65%
Average expected life	3 years	3 years	2.5 years
Dividend yield	0%	0%	0%
Volatility	202.01%	201.26%	138.21%
Estimated fair value of conversion feature on date of notes	$1,328,118	$1,137,929	$371,193
Estimated fair value of conversion feature as of May 31, 2008	$1,150,465	$1,042,134	$351,934
Estimated fair value of conversion feature as of November 30, 2008	$1,536,646	$1,372,876	$479,661

The Company recorded the fair value of the conversion feature, aggregate of $2,837,240, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received from each tranche, with the excess of $1,337,240 charged to expense. Remaining unamortized discount as of November 30, 2008 was $384,901.  For the quarter ended November 30, 2008, the Company has reported $109,000 in other expense related to changes in its derivative liability associated with these notes.  For the quarter ended November 30, 2007, the Company has reported $85,324 in other income related to changes in its derivative liability associated with these notes.

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

7/25/2006
Approximate risk free rate	5.23%
Average expected life	7 years
Dividend yield	0%
Volatility	201.26%
Number of warrants granted	20,000,000
Estimated fair value of total warrants granted	$1,987,478
Estimated fair value of warrants on May 31, 2008	$11,189
Estimated fair value of warrants on November 30, 2008	$36

The warrants were revalued as of the date of this report at a value of $36 using the Black-Scholes Option Pricing Model. For the quarters ended November 30, 2008 and 2007, the Company has reported $2,530 in other income and $401,438 in other income, respectively, related to changes in its derivative liability associated with these warrants.

DERIVATIVE LIABILITY ASSOCIATED WITH THE 6% $50,000 CONVERTIBLE DEBT DATED JANUARY 1, 2007

The following tables describe the valuation of the conversion feature of the $50,000 6% convertible debenture entered into on January 1, 2007, using the Black Scholes pricing model on the date of the note:

1/1/2007
Approximate risk free rate	4.93%
Average expected life	2 years
Dividend yield	0%
Volatility	138.21%
Estimated fair value of conversion feature on date of note issuance	$78,809
Estimated fair value of conversion feature as of May 31, 2008	$72,350
Estimated fair value of conversion feature as of November 30, 2008	$59,325

The Company recorded the fair value of the conversion feature of $78,809, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received with the excess of $38,809 charged to expense. The remaining unamortized discount as of November 30, 2008 was $2,552.  For the quarters ended November 30, 2008 and 2007, the Company has reported $10,208 and $3,646 in other income, respectively, related to changes in its derivative liability associated with this note.

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

The following tables describe the valuation of the conversion feature of each tranche of the convertible debenture that were issued as part of the $450,000 Securities Purchase Agreement, using the Black Scholes pricing model on the date of each note:

	3/15/2007	4/16/2007	5/15/2007	6/15/2007
	Tranche	Tranche	Tranche	Tranche
Approximate risk free rate	4.47%	4.80%	4.87%	5.13%
Average expected life	3 years	3 years	3 years	3 years
Dividend yield	0%	0%	0%	0%
Volatility	182.97%	193.30%	193.30%	235.23%
Estimated fair value of conversion feature on date of notes	$237,789	$218,638	$218,638	$214,099
Estimated fair value of conversion feature as of May 31, 2008	$223,162	$203,529	$204,659	$205,739
Estimated fair value of conversion feature as of November 30, 2008	$287,797	$263,814	$263,814	$268,909

The Company recorded the fair value of the conversion feature, aggregate of $889,164, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received from each tranche, with the excess of $489,164 charged to expense. The remaining unamortized discount as of November 30, 2008 was $231,085. For the quarter ended November 30, 2008, the Company has reported $13,838 in other expense related to changes in its derivative liability associated with these notes. For the quarter ended November 30, 2007, the Company has reported $13,137 in other income related to changes in its derivative liability associated with these notes.

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

3/15/2007
Approximate risk free rate	4.47%
Average expected life	7 years
Dividend yield	0%
Volatility	182.97%
Number of warrants granted	9,000,000
Estimated fair value of total warrants granted	$443,468
Estimated fair value of warrants on May 31, 2008	$5,035
Estimated fair value of warrants on November 30, 2008	$16

The warrants were revalued as of the date of this report at a value of $16 using the Black-Scholes Option Pricing Model. For the quarters ended November 30, 2008 and 2007, the Company has reported $1,138 and $182,445 in other income, respectively, related to changes in its derivative liability associated with these warrants.

DERIVATIVE LIABILITY ASSOCIATED WITH THE 6% $200,000 CONVERTIBLE DEBT DATED MARCH 15, 2007

The following tables describe the valuation of the conversion feature of the $200,000 6% convertible debenture entered into on March 15, 2007, using the Black Scholes pricing model on the date of the note:

3/15/2007
Approximate risk free rate	4.57%
Average expected life	2 years
Dividend yield	0%
Volatility	182.97%
Estimated fair value of conversion feature on date of note issuance	$348,570
Estimated fair value of conversion feature as of May 31, 2008	$310,632
Estimated fair value of conversion feature as of November 30, 2008	$302,256

The Company recorded the fair value of the conversion feature of $348,570, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received with the excess of $148,570 charged to expense. The remaining unamortized discount as of November 30, 2008 was $37,601.  For the quarters ended November 30, 2008 and 2007, the Company has reported $7,342 and $7,164 in other income, respectively, related to changes in its derivative liability associated with this note.

DERIVATIVE LIABILITY ASSOCIATED WITH THE 6% $50,000 CONVERTIBLE DEBT DATED MAY 15, 2007

The following tables describe the valuation of the conversion feature of the $50,000 6% convertible debenture entered into on May 15, 2007, using the Black Scholes pricing model on the date of the note:

5/15/2007
Approximate risk free rate	4.93%
Average expected life	2 years
Dividend yield	0%
Volatility	220.45%
Estimated fair value of conversion feature on date of note issuance	$92,158
Estimated fair value of conversion feature as of May 31, 2008	$81,718
Estimated fair value of conversion feature as of November 30, 2008	$59,325

The Company recorded the fair value of the conversion feature of $92,158, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received with the excess of $42,158 charged to expense. The remaining unamortized discount as of November 30, 2008 was $14,119.  For the quarters ended November 30, 2008 and 2007, the Company has reported $23,502 and $2,815 in other income, respectively, related to changes in its derivative liability associated with this note.

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

The following tables describe the valuation of the conversion feature of the $110,000 convertible debenture that was issued under the same terms as the $450,000 Securities Purchase Agreement, using the Black Scholes pricing model on the date of the note:
7/15/2007
Approximate risk free rate	4.57%
Average expected life	3 years
Dividend yield	0%
Volatility	236.86%
Estimated fair value of conversion feature on date of note	$214,244
Estimated fair value of conversion feature as of May 31, 2008	$207,132
Estimated fair value of conversion feature as of November 30, 2008	$268,909

The Company recorded the fair value of the conversion feature of $214,244 as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received, with the excess of $114,244 charged to expense. The remaining unamortized discount as of November 30, 2008 was $66,173. For the quarters ended November 30, 2008 and 2007, the Company has reported $3,559 in other expense and $2,635 in other income, respectively, related to changes in its derivative liability associated with this note.

DERIVATIVE LIABILITY ASSOCIATED WITH THE 6% $315,000 CONVERTIBLE DEBT DATED AUGUST 8, 2007

The following tables describe the valuation of the conversion feature of the $315,000 6% convertible debenture entered into on August 8, 2007, using the Black Scholes pricing model on the date of the note:

8/8/2007
Approximate risk free rate	2.18%
Average expected life	1 year
Dividend yield	0%
Volatility	234.82%
Estimated fair value of conversion feature on date of note issuance	$526,881
Estimated fair value of conversion feature as of May 31, 2008	$396,478
Estimated fair value of conversion feature as of November 30, 2008	$316,204

The Company recorded the fair value of the conversion feature of $526,881, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received with the excess of $211,881 charged to expense. The remaining unamortized discount as of November 30, 2008 was none.  For the quarters ended November 30, 2008 and 2007, the Company has reported $929 in other expense and $37,744 in other income, respectively, related to changes in its derivative liability associated with this note.

DERIVATIVE LIABILITY ASSOCIATED WITH THE 6% $30,000 CONVERTIBLE DEBT DATED JUNE 17, 2008

The following tables describe the valuation of the conversion feature of the $30,000 6% convertible debenture entered into on June 17, 2008, using the Black Scholes pricing model on the date of the note:

6/17/2008
Approximate risk free rate	0.90%
Average expected life	1 year
Dividend yield	0%
Volatility	241.5275%
Estimated fair value of conversion feature on date of note issuance	$50,639
Estimated fair value of conversion feature as of November 30, 2008	$54,268

The Company recorded the fair value of the conversion feature of $50,639, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received with the excess of $20,639 charged to expense. The remaining unamortized discount as of November 30, 2008 was $22,071.  For the quarters ended November 30, 2008 and 2007, the Company has reported $3,367 and none, respectively, in other expense related to changes in its derivative liability associated with this note.

DERIVATIVE LIABILITY ASSOCIATED WITH THE 12% $100,000 CONVERTIBLE DEBT DATED JUNE 16, 2008

The derivative liability associated with the $100,000 convertible note entered into on June 16, 2008 was originally valued at $244,372.

The following tables describe the valuation of the conversion feature of the $100,000 convertible debenture that was issued under the same terms as the $450,000 Securities Purchase Agreement, using the Black Scholes pricing model on the date of the note:

6/16/2008
Approximate risk free rate	3.73%
Average expected life	3 years
Dividend yield	0%
Volatility	238.928%
Estimated fair value of conversion feature on date of note	$244,372
Estimated fair value of conversion feature as of May 31, 2008	n/a
Estimated fair value of conversion feature as of November 30, 2008	$249,030

The Company recorded the fair value of the conversion feature of $244,372 as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received, with the excess of $144,372 charged to expense. The remaining unamortized discount as of November 30, 2008 was $90,288. For the quarters ended November 30, 2008 and 2007, the Company has reported $3,559 and none in other expense, respectively, related to changes in its derivative liability associated with this note.

DERIVATIVE LIABILITY ASSOCIATED WITH THE 12% $100,000 CONVERTIBLE DEBT DATED August 12, 2008

The derivative liability associated with the $100,000 convertible note entered into on August 12, 2008 was originally valued at $247,277.

The following tables describe the valuation of the conversion feature of the $100,000 convertible debenture that was issued under the same terms as the $450,000 Securities Purchase Agreement, using the Black Scholes pricing model on the date of the note:

8/12/2008
Approximate risk free rate	3.73%
Average expected life	3 years
Dividend yield	0%
Volatility	271.84%
Estimated fair value of conversion feature on date of note	$247,277
Estimated fair value of conversion feature as of May 31, 2008	n/a
Estimated fair value of conversion feature as of November 30, 2008	$249,030

The Company recorded the fair value of the conversion feature of $247,277 as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received, with the excess of $147,277 charged to expense. The remaining unamortized discount as of November 30, 2008 was $91,529. For the quarters ended November 30, 2008 and 2007, the Company has reported $1,798 and none in other expense, respectively, related to changes in its derivative liability associated with this note.

DERIVATIVE LIABILITY ASSOCIATED WITH THE 0% $225,000 CONVERTIBLE DEBT DATED SEPTEMBER 1, 2008

The following tables describe the valuation of the conversion feature of the $225,000 0% convertible debenture entered into on September 1, 2008, using the Black Scholes pricing model on the date of the note:

9/1/2008
Approximate risk free rate	0.90%
Average expected life	1 year
Dividend yield	0%
Volatility	241.527%
Estimated fair value of conversion feature on date of note issuance	$379,795
Estimated fair value of conversion feature as of May 31, 2008	n/a
Estimated fair value of conversion feature as of November 30, 2008	$406,953

The Company recorded the fair value of the conversion feature of $379,975, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received with the excess of $154,795 charged to expense. The remaining unamortized discount as of November 30, 2008 was $190,916.  For the quarters ended November 30, 2008 and 2007, the Company has reported $27,159 and none in other expense, respectively, related to changes in its derivative liability associated with this note.

DERIVATIVE LIABILITY ASSOCIATED WITH THE 0% $45,000 CONVERTIBLE DEBT DATED SEPTEMBER 1, 2008

The following tables describe the valuation of the conversion feature of the $45,000 0% convertible debenture entered into on September 1, 2008, using the Black Scholes pricing model on the date of the note:

9/1/2008
Approximate risk free rate	0.90%
Average expected life	1 year
Dividend yield	0%
Volatility	274.26%
Estimated fair value of conversion feature on date of note issuance	$79,507
Estimated fair value of conversion feature as of May 31, 2008	n/a
Estimated fair value of conversion feature as of November 30, 2008	$81,402

The Company recorded the fair value of the conversion feature of $79,507, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received with the excess of $34,507 charged to expense. The remaining unamortized discount as of November 30, 2008 was $38,183.  For the quarters ended November 30, 2008 and 2007, the Company has reported $1,895 and none in other expense, respectively, related to changes in its derivative liability associated with this note.

Summary of Convertible Notes Payable and Derivative Liabilities

The following is a summary of the convertible notes payable, derivative liability and unamortized note discount as of November 30, 2008:

		Change in Derivative	Unamortized
	Current	Income in	Debt Discount
	Conversion Value	Current period	as of 11/3008
$1,500,000 Convertible Notes	$3,389,183	$109,000	$384,901
$450,000 Convertible Notes	1,084,334	13,838	231,085
$110,000 Convertible Note - July 2007	268,909	3,559	66,173
$100,000 Convertible Note - June 2008	249,030	3,559	90,288
$100,000 Convertible Note - August 2008	249,030	1,798	91,529
$225,000 Note dated June 1, 2004	225,869	673	-
$200,000 Note dated March 15, 2007	302,256	(7,342)	37,601
$225,000 Note dated September 1, 2008	406,953	27,159	190,916
$50,000 Note dated September 4, 2005	50,191	(6,847)	-
$50,000 Note dated January 1, 2007	59,325	(10,208)	2,552
$50,000 Note dated May 15, 2007	59,325	(23,502)	14,119
$50,000 Note dated February 19, 2006	50,191	148	-
$315,000 Note dated August 8, 2007	316,204	929	-
$30,000 Note dated June 17, 2008	54,268	3,367	22,071
$45,000 Note dated September 1, 2008	81,402	1,895	38,183
July 2006 Warrants	36	(2,530)	-
March 2007 Warrants	16	(1,138)	-
June 2008 Warrants	37	(2,627)	-
	$6,846,559	$111,731	$1,169,418

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

On May 21, 2006, the Company and a subscriber entered into an Investment Contract (the "Contract") in which the subscriber agreed to purchase 3 million shares of the Company's restricted series A preferred shares at a price of $0.0733 per share or $220,000. Under the Contract, these shares were to be registered by the Company on Form S-1. Such registration has never occurred.  In the quarter ended November 30, 2008, the Company wrote off this receivable as an expense for services rendered.  The excess value of the $220,000 purchase price compared to the stock value of $33,000 ($187,000) was recorded as a loss on debt settlement.

NOTE 8 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For the quarter ended		For the six-months ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007

Numerator: Net loss	$(1,733,033)	$91,632	$(3,701,852)	$(3,642,709)

Denominator:
Weighted Average Number of Shares	3,945	248	2,361	1,851

Net loss per share - Basic and diluted	$(439.30)	$369.06	$(1,567.92)	$(2,670.88)

As the Company incurred a net loss for the three and six months ended November 30, 2008 and 2007, it has excluded from the calculation of diluted net loss per share all of the shares represented by potential conversion of the Series A preferred stock, potential exercise of the outstanding warrants and the conversion of the convertible notes outstanding.

NOTE 9 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one segment detailed information of the reportable segment is not presented.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company owed total loans to its CEO, Scott Sand, in the amount of $888,994 as of November 30, 2008. This amount included two notes entered into for past due compensation that totaled $865,000 and other direct payments of company expenses or other advances.  One note is an interest-bearing instrument in the amount of $565,000 with an interest rate of 12%.  In addition to the note amounts, the Company also has accrued salary expense payable to Mr. Sand in the amounts of $83,450 and accrued interest of $112,812 as of November 30, 2008.  The total amount due to Mr. Sand as of November 30, 2008 was $1,085,256.

NOTE 11 - LEASE OBLIGATION

The Company leases its administrative office under an unsecured lease agreement which expires on April 1, 2011. The Company also maintains a corporate office under a month-to-month lease agreement. As of November 30, 2008, the remaining lease obligation is as follows:

Year Ending November 30,	Lease Obligation
2009	$20,400
2010	20,400
2011	20,400
2012	11,900
$73,100

The total rent expense for the quarter ended November 30, 2008 was $6,680.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of November 30, 2008.

NOTE 13 - SUBSEQUENT EVENTS

In the current quarter, the Company had a converted mobile home used as a mobile demonstration unit for its Secure Balance product repossessed by the lender.  The Company still owed $118,416 on the vehicle.  In March 2009, the unit was sold by the lender.  The proceeds from the sale reduced the payable to $57,915.68.  In July 2009 the Company settled the remaining deficiency of $59,237.18 for $18,500.

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

GasAlert®, patents pending, is a commercial consumer product using the same technology as OxyAlert®. This device will monitor and detect gas flow for home appliances, such as ovens, washer, dryer, refrigerator and outdoor plumbed barbeques. GasAlert® uses the same technology as OxyAlert®, and its application is directed towards determining gas leaks. GasAlert® will be marketed upon the US Food and Drug Administration’s classification and acceptance of OxyAlert®.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2007

We reported gross sales of $5,402 in the quarter ended November 30, 2008. Our total sales fell 93% from sales of $74,538 in the quarter ended November 30, 2007. Our sales decrease was attributable to management’s decision to move away from sales and marketing of our Secure Balance product.  Our Secure Balance sales were $73,618 in the quarter ended November 30, 2007 and we did not sell any units of Secure Balance in the quarter ended November 30, 2008.   Sales of Secure Balance have stopped as we are now solely focused all of our sales and marketing efforts on Oxyview® products.  Since we are not a manufacturer of any Secure Balance products, we have no control over competitive pricing or manufacturing costs. We determined that this could negatively affect margins and gross profits of our Secure Balance sales. We are focusing on Oxyview® because we are the manufacturer and we can control manufacturing costs and competitive pricing for its distribution, hospital group purchasing organizations and partnerships with its respiratory equipment manufacturers. We anticipate that our sales of Oxyview® will increase from the current quarter’s sales as we expand sales channels.

Our total sales of of Oxyview® in the quarter ended November 30, 2008 were $4,517.  This is a 1864% increase from our sales of Oxyview® in the quarter ended November 30, 2007.  Our sales of Oxyview® in that quarter were $230.  We have not had adequate resources to adequately market and advertise Oxyview® and have thus had very low sales.  Should we secure additional financing, we anticipate that we can increase sales of Oxyview®.

Our sales of supplies were $0 in the quarter ended November 30, 2008, which was a decrease from the $48 sales of supplies in November 30, 2007.

We also recorded revenues from freight collected in the amount of $135 in the quarter ended November 30, 2008, which was a decrease of 79% from the $644 in freight collected in the quarter ended November 30, 2007.  This decrease is a direct function of the sales decreases of Secure Balance.

Our revenues for the quarter ended November 30, 2008 were enhanced by the sales of warranty extensions for our previous Secure Balance sales.  We recorded $750 in income from warranty extension sales in the quarter ended November 30, 2008 and no such income in the comparable quarter from 2007.

Our total cost of sales was $574 in the quarter ended November 30, 2008 and our gross profit was $4,828 (a gross margin of 89%). We reported cost of sales of $61,705 in the quarter ended November 30, 2007 with a gross profit of $12,833 (a gross margin of 17%). We anticipate that our gross margin will continue to stay in the range of the current quarter as we continue to generate the bulk of our sales from our Oxyview® units, which generates a higher gross margin than our Secure Balance sales.  In the quarter ended November 30, 2008, the cost of sales for our Oxyview® sales was $574 which generated a gross profit of $3,943 (a gross margin of 87%), this is compared to cost of sales of $11 in the quarter ended November 30, 2007 which generated a gross profit of $219 (a gross margin of 95%).  Secure Balance sales in the quarter ended November 30, 2007 generated a gross margin of 16% (cost of sales of $61,695 generating a gross profit of $11,923).

Our selling, general and administrative expenses were $752,867 in the quarter ended November 30, 2008. This was an increase of approximately 122% from the selling, general and administrative expenses of $339,022 reported in the quarter ended November 30, 2007. The increase in SG&A is primarily attributable to a dramatic increase in amounts paid for outside services.  We paid $601,780 for outside services (primarily through the issuance of convertible notes and stock for services) in the quarter ended November 30, 2008 compared to $66,164 in the same quarter in 2007.

The other significant components of our SG&A are legal and professional services, travel associated with both sales and business development and salaries.  Our advertising expense dropped from $40,483 in the quarter ended November 30, 2007 to zero in the quarter ended November 30, 2008.  This drop in advertising expense is due to less available capital for advertising and a decrease in advertising of our Secure Balance product.  We expect advertising expense to continue to be low until we secure additional capital to allocate to advertising and promoting of Oxyview®.

We spent $23,723 on legal and professional fees in the quarter ended November 30, 2008.  This was a decrease of 60% from the legal and professional fees of $59,824 in the quarter ended November 30, 2007.

Our travel expense decreased from $40,618 in the quarter ended November 30, 2007 to $25,078 in the quarter ended November 30, 2008 (a decrease of 38%).  This drop in travel expense is due to less available capital for travel related to the promotion of our products and our company in general.  We expect travel expense to increase when we secure additional capital to allocate to travel expense.

The amounts we paid for salaries decreased from $73,297 in the quarter ended November 30, 2007 to $54,565 the quarter ended November 30, 2008 (a decrease of 34%).  This decrease is due to our decreasing staff and paying part-time help on a contractor basis in the quarter ended November 30, 2008.

Our interest expense for the quarter ended November 30, 2008 was $595,801.  This is an increase of 123% from the interest expense of $267,158 in the quarter ended November 30, 2007.  The vast majority of our interest expense related to the accounting treatment of the convertible feature of the notes payable. The interest expense relating to financing costs in the quarters ended November 30, 2008 and 2007 was $452,729 and $208,078, respectively.  The interest expense relating to financing costs increased due to the new notes entered into in the current quarter.  The interest expense accrued on the notes payable and other interest paid in the quarters ended November 30, 2008 and 2007 was $143,072 and $38,246, respectively.  The interest accrued in the quarter ended November 30, 2008 increased dramatically compared to the quarter ended November 30, 2007 due to the interest expense adjustment associated with the September 5, 2008 amendment to the convertible notes.  This amendment changed the interest expense on notes with a principal balance of $2,246,576 from 6% to 12%.

We recorded losses on an asset disposition and due to the settlement of a debt in the amounts of $88,462 and $187,000, respectively, in the quarter ended November 30, 2008.  We had no such losses in the quarter ended November 30, 2007.

We recorded expense due to the change in our derivative liability in the amount of $111,731 in the quarter ended November 30, 2008 compared to an expense in the amount of $684,979 in the quarter ended November 30, 2007.   This expense was a result of the Company's treatment of certain convertible notes payable and warrants. The Company is required to value the convertible feature of each convertible note and also value the warrants when they are issued. The valuation was done again as of November 30, 2008 and 2007. Any increases in these values, which are based on a Black Scholes valuation, have been recorded as expense and decreases are recorded as income.

We have not generated net profit to date and therefore have not paid any federal income taxes since inception. We did not pay any state taxes in the quarters ended November 30, 2008 and 2007, respectively. We estimate that our federal tax net operating loss carryforward will be approximately $5.8 million as of May 31, 2008, the end of our last fiscal year. This carryforward was equal to $4.6 million as of May 31, 2007. The loss carryforward will begin to expire in 2019, if not utilized.   Our ability to utilize our net operating loss and tax credit carryforwards may be limited in the event of a change in ownership.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2008 COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2007

We reported gross sales of $6,389 in the six months ended November 30, 2008. Our total sales fell 97% from sales of $192,010 in the six months ended November 30, 2007. Our sales decrease was attributable to management’s decision to move away from sales and marketing of our Secure Balance product.  Our Secure Balance sales were $149,313 in the six months ended November 30, 2007 and we did not sell any units of Secure Balance in the same period ending on November 30, 2008.   Sales of Secure Balance have stopped as we are now solely focused all of our sales and marketing efforts on Oxyview® products.  Since we are not a manufacturer of any Secure Balance products, we have no control over competitive pricing or manufacturing costs. We determined that this could negatively affect margins and gross profits of our Secure Balance sales. We are focusing on Oxyview® because we are the manufacturer and we can control manufacturing costs and competitive pricing for its distribution, hospital group purchasing organizations and partnerships with its respiratory equipment manufacturers. We anticipate that our sales of Oxyview® will increase from the current quarter’s sales as we expand sales channels.

Our total sales of Oxyview® in the six month ended November 30, 2008 were $5,305.  This is a 87% decrease from our sales of Oxyview® in the six months ended November 30, 2007.  Our sales of Oxyview® in that period were $40,774.  We had a one-time sale of $40,000 in the six months ended November 30, 2007 which accounts for the difference between the two periods.  We have not had adequate resources to adequately market and advertise Oxyview® and have thus had very low sales.  Should we secure additional financing, we anticipate that we can increase sales of Oxyview®.

Our sales of supplies were $60 in the six months ended November 30, 2008, which was a decrease from the $180 sales of supplies in six months ended November 30, 2007.

We also recorded revenues from freight collected in the amount of $274 in the six months ended November 30, 2008, which was a decrease of 84% from the $1,744 in freight collected in the six months ended November 30, 2007.  This decrease is a direct function of the sales decreases of Secure Balance.

Our revenues for the six months ended November 30, 2008 were enhanced by the sales of warranty extensions for our previous Secure Balance sales.  We recorded $750 in income from warranty extension sales in the six months ended November 30, 2008 and no such income in the comparable quarter from 2007.

Our total cost of sales was $689 in the six months ended November 30, 2008 and our gross profit was $5,700 (a gross margin of 89%). We reported cost of sales of $129,118 in the six months ended November 30, 2007 with a gross profit of $62,892 (a gross margin of 33%). We anticipate that our gross margin will continue to stay in the range of the current quarter as we continue to generate the bulk of our sales from our Oxyview® units, which generates a higher gross margin than our Secure Balance sales.  In the six months ended November 30, 2008, the cost of sales for our Oxyview® sales was $689 which generated a gross profit of $4,616 (a gross margin of 87%), this is compared to cost of sales of $10,652 in the six months ended November 30, 2007 which generated a gross profit of $30,122 (a gross margin of 74%).  Secure Balance sales in the six months ended November 30, 2007 generated a gross margin of 20% (cost of sales of $118,466 generating a gross profit of $30,122).

Our selling, general and administrative expenses were $1,028,677 in the six months ended November 30, 2008. This was a decrease of approximately 7% from the selling, general and administrative expenses of $1,102,411 reported in the six months ended November 30, 2007.

Our largest components of our SG&A are outside services, legal and professional services, travel associated with both sales and business development and salaries.

We paid $663,056 for outside services (primarily through the issuance of convertible notes and stock for services) in the six months ended November 30, 2008 compared to $541,711 in the same period in 2007.

Our advertising expense dropped from $60,452 in the six months ended November 30, 2007 to zero in the six months ended November 30, 2008.  This drop in advertising expense is due to less available capital for advertising and a decrease in advertising of our Secure Balance product.  We expect advertising expense to continue to be low until we secure additional capital to allocate to advertising and promoting of Oxyview®.

We spent $91,916 on legal and professional fees in the six months ended November 30, 2008.  This was an increase of 8% from the legal and professional fees of $85,032 in the six months ended November 30, 2007.

Our travel expense decreased from $104,048 in the six months ended November 30, 2007 to $65,261 in the six months ended November 30, 2008 (a decrease of 37%).  This drop in travel expense is due to less available capital for travel related to the promotion of our products and our company in general.  We expect travel expense to increase when we secure additional capital to allocate to travel expense.

The amounts we paid for salaries decreased from $144,230 in the six months ended November 30, 2007 to $116,308 the six months ended November 30, 2008 (a decrease of 19%).  This decrease is due to our decreasing staff and paying part-time help on a contractor basis in the six months ended November 30, 2008.

Our interest expense for the six months ended November 30, 2008 was $1,369,093.  This is an increase of 23% from the interest expense of $1,107,049 in the six months ended November 30, 2007.  The vast majority of our interest expense related to the accounting treatment of the convertible feature of the notes payable. The interest expense relating to financing costs in the six months ended November 30, 2008 and 2007 was $1,067,678 and $983,726, respectively.  The interest expense relating to financing costs increased due to the new notes entered into in the current quarter.  The interest expense accrued on the notes payable and other interest paid in the quarters ended November 30, 2008 and 2007 was $301,414 and $123,323, respectively.  The interest accrued in the six months ended November 30, 2008 increased dramatically compared to the same period ended November 30, 2007 due to the interest expense adjustment associated with the September 5, 2008 amendment to the convertible notes.  This amendment changed the interest expense on notes with a principal balance of $2,246,576 from 6% to 12%.

We recorded losses on an asset disposition and due to the settlement of a debt in the amounts of $88,462 and $187,000, respectively, in the six months ended November 30, 2008.  We had no such losses in the six months ended November 30, 2007.

We recorded expense due to the change in our derivative liability in the amount of $1,032,320 in the six months ended November 30, 2008compared to an expense in the amount of $407,823 in the six months ended November 30, 2007.   This expense was a result of the Company's treatment of certain convertible notes payable and warrants. The Company is required to value the convertible feature of each convertible note and also value the warrants when they are issued. The valuation was done again as of November 30, 2008 and 2007. Any increases in these values, which are based on a Black Scholes valuation, have been recorded as expense and decreases are recorded as income.

We have not generated net profit to date and therefore have not paid any federal income taxes since inception. We did not pay any state taxes in the quarters ended November 30, 2008 and 2007, respectively. We estimate that our federal tax net operating loss carryforward will be approximately $5.8 million as of May 31, 2008, the end of our last fiscal year. This carryforward was equal to $4.6 million as of May 31, 2007. The loss carryforward will begin to expire in 2019, if not utilized.   Our ability to utilize our net operating loss and tax credit carryforwards may be limited in the event of a change in ownership.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2008, our current assets totaled $464,585 (including, accounts receivable of $176, inventory of $74,141, receivable from our convertible debentures of $75,000 and prepaid expenses of $168,750).   Total current liabilities were $4,197,084, consisting of  $364,234 in accounts payable, $858,066 in accrued expense, $888,994 in an officer's loan, $1,981,626 of short-term convertible notes payable, $92,914 of short-term notes. We had $5,402 sales in the quarter ended November 30,. Our finances were assisted by deferments from our CEO and Chairman Scott R. Sand.  Mr. Sand accrued $44,450 in salary in the quarter.

At November 30, 2007, our current assets totaled $544,363 (including accounts receivable of $63, inventory of $74,830 and prepaid expenses of $50,933).   Total current liabilities were $2,415,960, consisting of $212,242 in accounts payable, $501,750 in accrued expense and $866,747 in officer's loans. We had $6,389 of sales in the six months ended November 30, 2008, sales of convertible debentures on which we netted $185,000 and sales of common stock on which we netted $2,800. Our finances were assisted by deferments and loans from our CEO and Chairman Scott R. Sand.  Mr. Sand accrued $83,450 in salary in the six month period.  He loaned the Company $22,247 in the six months ended November 30, 2008.  We also received proceeds of $10,414 in short-term loans in the six months ended November 30, 2008.

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

As of the end of the period covered by this report, November 30, 2008, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our CEO and CFO concluded, as of the date of such evaluation, that our disclosure controls and procedures were not effective as of November 30, 2008.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations for the Treadway Commission. Based on our evaluation under the framework, including the completion and review of internal review assessment forms and the completion and review of financial reporting information systems and controls checklists in the framework, our management concluded that our internal controls over financial reporting were not effective as of November 30, 2008.

Remediation of Material Weakness in Internal Control

We identified a material weakness in our internal control over financial reporting as of November 30, 2008 because fundamental elements of our company’s control environment were not present as of November 30, 2008, including an independent board oversight and review of financial reporting. The financial processes and procedures and internal control procedures are performed by the Board. There exists a significant overlap between management and the Board of Directors.  Specifically, we do not currently have the ability to objectively monitor the processes and procedures of financial reporting as the individual responsible for financial reporting is also a member of the Board of Directors.  Additionally, due to insufficient staffing and the lack of full time personnel, it was not possible to ensure appropriate segregation of duties between incompatible functions.  In the course of our assessment, we also identified that there were control deficiencies which were the result of our not maintaining a sufficient complement of personnel to ensure that financial information (both routine and non-routine) is adequately analyzed and reviewed on a timely basis to detect misstatements. Other deficiencies, such as valuing financial implications of future equity issuances for contract terms, were identified by the auditors and material adjustments to the financial statements were required.  These deficiencies represent a material weakness in our internal control over financial reporting given that it results in a reasonable possibility that a material misstatement to the annual or interim financial statements would not have been prevented or detected.

Based on the material weakness described above, management has concluded that as of November 30, 2008 the Company's internal control over financial reporting was not effective based on the criteria in Internal control - Integrated framework issued by the COSO.

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

Based on the criteria established by COSO, management identified the following material weaknesses in the Company’s internal control over financial reporting as of November 30, 2008:

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

o	State Sales Taxes — The Company did not have effective controls to ensure that it properly accounted for its sales tax liability to the State of California.

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

A result of the foregoing, management concluded that the Company’s consolidated financial statements included in this Report on Form 10-Q present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows as of the dates, and for the periods, presented in conformity with GAAP.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We have experienced significant operating losses in each period since our inception. As of November 30, 2008, we have incurred total accumulated losses of $17,473,712. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in the development of our products and from general and administrative costs associated with operations. We expect to incur increasing operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

WE HAVE RELIED ON CAPITAL CONTRIBUTED BY RELATED PARTIES, AND SUCH CAPITAL MAY NOT BE AVAILABLE IN THE FUTURE.

The Company has relied on loans and compensation deferrals from our CEO and Chairman, Scott R. Sand, and investment in the form of convertible notes payable from various individuals and entities to sustain the Company from 1999 into the current fiscal year. Although Mr. Sand has converted the amounts owed to him into shares of our common stock and Series A Convertible Preferred Stock, we may have to look again to Mr. Sand for assistance in financing. There is no guarantee that Mr. Sand will have financial resources available to assist in our funding.  As of November 30, 2008, the Company owes Mr. Sand $888,994 for expenses paid on behalf of the Company and direct loans made to the Company.  Mr. Sand has deferred $83,450 in compensation and is owed $112,812 in accrued interest as of November 30, 2008.  If future capital is not available from Mr. Sand or other third parties in the future, the Company’s operations may be negatively affected.

OUR RESPIRATORY PRODUCTS MAY NOT BE SUCCESSFULLY DEVELOPED OR COMMERCIALIZED, WHICH WOULD HARM US AND FORCE US TO CURTAIL OR CEASE OPERATIONS.

We are an emerging medical device manufacturer registered with the US Food and Drug Administration where Oxyview® is classified as a Class-I medical device. Oxyview® is currently being sold. The OxyAlert® product is still in the late stages of development as we still need manufacturing prototypes. Of the respiratory products, only Oxyview® is currently being marketed and sold.    Our Oxyview® sales for the quarter ended November 30, 2008 were $4,518.  Our products may not be successfully developed or commercialized on a timely basis, or at all. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of our products or other potential products, or if our products do not achieve a significant level of market acceptance, we would be forced to curtail or cease operations. Even if we develop our products for commercial use, we may not be able to develop products that:

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

•	disputes may arise delaying or terminating the research, development or commercialization of our products, or result in significant litigation or arbitration; and

•	collaborations may be terminated and, if terminated, we would experience increased capital requirements if we elected to pursue further development of the product.

OUR QUARTERLY OPERATING RESULTS WILL FLUCTUATE

Our quarterly operating results will fluctuate for many reasons, including:

•	our ability to retain existing customers, attract new customers and satisfy our customers' demands,

•	our ability to acquire merchandise, manage our inventory and fulfill orders,

•	changes in gross margins of our current and future products, services, and markets,

•	changes in usage of the Internet and online services and consumer acceptance of the Internet and online commerce,

•	the level of traffic on our Web site,

•	the effects of acquisitions and other business combinations, and related integration,

•	technical difficulties, system downtime or Internet brownouts our ability to properly anticipate demand,

•	our ability to prevent fraud perpetrated by third parties through credit card transactions, and payments transactions,

•	our level of merchandise returns,

•	disruptions in service by common shipping carriers due to strikes or otherwise,

•	disruption of our ongoing business,

•	problems retaining key technical and managerial personnel, expenses associated with amortization purchased, intangible assets,

•	additional operating losses and expenses of acquired businesses, if any, and/or

•	impairment of relationships with existing employees, customers and business partners.

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

A SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, or conversion of convertible notes, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. As of October 7, 2008, 336,611 shares of our issued common stock are unrestricted and 7,712,660 shares are restricted (but many may be eligible to have restrictions lifted). Further, at November 30, 2008, we had $3,431,969 in convertible notes outstanding, which may be converted into restricted common stock or if eligible, into unrestricted common stock under Rule 144.

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

As of November 30, 2008, we have issued convertible debentures that total $3,431,969 (net of amounts already converted into common stock).   Unless sooner converted into shares of our common stock, we are required to repay the convertible debentures. To do so, we would be required to use our working capital, if any at that time, and/or raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us to recover the amounts due. Any such action may require us to curtail or cease operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended November 30, 2008, we sold the following securities without registration under the Securities Act of 1933 in reliance on the exemption contained in Section 4(2) and Regulation D promulgated thereunder:

Common Stock

a)
In September of 2008 we issued 50 shares of reverse-stock split adjusted shares of common stock to a group of convertible note holders in settlement of $6,631 in debt owed to them.  These shares were originally issued as 149,000 shares and have been adjusted for the one for 3,000 reverse stock split that was effective on March 18, 2009. Under the terms of the note agreements, actual proceeds of stock sales were used to reduce the note balance.

b)
In September of 2008 we issued 1,334 shares of reverse-stock split adjusted shares of common stock to a preferred stock holder as a conversion of 400,000 shares of preferred stock.  The value of these shares was equal to $100,000.  These shares were originally issued as 4,000,000 shares and have been adjusted for the one for 3,000 reverse stock split that was effective on March 18, 2009.

c)
In October of 2008 we issued 100 shares of reverse-stock split adjusted shares of common stock to a group of convertible note holders in settlement of $1,639 in debt owed to them.  These shares were originally issued as 298,000 shares and have been adjusted for the one for 3,000 reverse stock split that was effective on March 18, 2009. Under the terms of the note agreements, actual proceeds of stock sales were used to reduce the note balance.

d)
In October of 2008 we issued 1,902 shares of reverse-stock split adjusted shares of common stock to several entities for services rendered at a value of $125,556.  These shares were originally issued as 5,706,000 shares and have been adjusted for the one for 3,000 reverse stock split that was effective on March 18, 2009.

e)
In November of 2008 we issued 1,918 shares of reverse-stock split adjusted shares of common stock to several entities for services rendered at a value of $45,206.  These shares were originally issued as 5,754,000 shares and have been adjusted for the one for 3,000 reverse stock split that was effective on March 18, 2009.

f)
In November of 2008 we issued 996 shares of reverse-stock split adjusted shares of common stock one individual for cash consideration of $3,450.  These shares were originally issued as 2,988,000 shares and have been adjusted for the one for 3,000 reverse stock split that was effective on March 18, 2009.

g)
In November of 2008 we issued 330 shares of reverse-stock split adjusted shares of common stock to a group of convertible note holders in settlement of $2,464 in debt owed to them.  These shares were originally issued as 990,000 shares and have been adjusted for the one for 3,000 reverse stock split that was effective on March 18, 2009.  Under the terms of the note agreements, actual proceeds of stock sales were used to reduce the note balance.

h)
In November of 2008 we issued 330 shares of reverse-stock split adjusted shares of common stock to a group of convertible note holders in settlement of $2,464 in debt owed to them.  These shares were originally issued as 990,000 shares and have been adjusted for the one for 3,000 reverse stock split that was effective on March 18, 2009.  Under the terms of the note agreements, actual proceeds of stock sales were used to reduce the note balance.

i)
In November of 2008 we issued 1,580 shares of reverse-stock split adjusted shares of common stock to two convertible note holders in settlement of $18,873 in debt owed to them.  These shares were originally issued as 4,741,100 shares and have been adjusted for the one for 3,000 reverse stock split that was effective on March 18, 2009.  Under the terms of the note agreements, they converted this debt into stock at a discount.  The actual fair market value of the stock on the dates of issuance was equal to $39,419.  The excess fair market value over the amount of debt cancelled ($20,546) was booked as additional interest expense in the quarter.

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

INGEN TECHNOLOGIES, INC.

October 5, 2010	/s/ Scott R. Sand
Scott R. Sand
Chief Executive Officer and Chairman

October 5, 2010	/s/ Thomas J. Neavitt
Thomas J. Neavitt
Secretary and Chief Financial Officer